Form 10-K/A
period 2002-12-31
PLAINS EXPLORATION & PRODUCTION CO
filed 2003-04-30
CIK 891456

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: 001-31470

                    PLAINS EXPLORATION & PRODUCTION COMPANY
            (Exact name of registrant as specified in its charter)

                     Delaware                  33-0430755
                  (State or other           (I.R.S. Employer
                  jurisdiction of          Identification No.)
                 incorporation or
                   organization)

                         500 Dallas Street, Suite 700
                             Houston, Texas 77002
                   (Address of principal executive offices)
                                  (Zip Code)

                                (713) 739-6700
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
                Title of each class         which registered
                -------------------         ----------------
              Common Stock, par value
                   $0.01 per share       New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  none

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [_] No [X]

   On March 25, 2003, there were 24,225,075 shares of the registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $199,380,000 on March 25, 2003 (based on $8.68 per share, the last sale price of the Common Stock as reported on the New York Stock Exchange on such date). /(1)/

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Documents incorporated by reference: none

--------
(1) Because the registrant's common stock became registered under Section 12(b) of the Securities Exchange Act of 1934 on December 6, 2002, the registrant has provided the aggregate market value information as of a recent date rather than as of the most recently completed second fiscal quarter.

================================================================================

                    PLAINS EXPLORATION & PRODUCTION COMPANY

                AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A
                     FOR THE YEAR ENDED DECEMBER 31, 2002

                    Introductory Note and Table of Contents

Plains Exploration & Production Company hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (originally filed on March 26, 2003) to include Items 10, 11, 12 and 13, which were not part of the original filing. No other changes have been made to the Annual Report.

PART III
Item 10.        Directors and Executive Officers................................................  2
Item 11.        Executive Compensation..........................................................  4
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related
                  Stockholder Matters........................................................... 16
Item 13.        Certain Relationships and Related Transactions.................................. 17

In addition, Plains Exploration & Production Company hereby amends the following item of its
Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (originally filed on
March 26, 2003) to include the certifications required by 18 U.S.C. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibits 99.4 and 99.5.

PART IV
Item 15.        Exhibits, Financial Statements and Schedules and Reports on Form 8-K............ 25

SIGNATURES...................................................................................... 26

CERTIFICATIONS.................................................................................. 27

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above and set forth below.

                                   PART III

Item 10.  Directors And Executive Officers Of The Registrant

   The following table sets forth certain information as of the date of this document regarding Plains' present executive officers and directors. They hold office until their successors are duly elected and qualified, or until their earlier death, removal or resignation from office.

             Name           Age                    Title
             ----           ---                    -----
    James C. Flores........ 43  Chairman of the Board, Chief Executive
                                Officer and a Director
    John T. Raymond........ 32  President and Chief Operating Officer
    Stephen A. Thorington.. 47  Executive Vice President and Chief Financial
                                Officer
    Timothy T. Stephens.... 50  Executive Vice President--Administration,
                                Secretary and General Counsel
    Thomas M. Gladney...... 50  Senior Vice President of Operations
    Cynthia A. Feeback..... 45  Senior Vice President--Accounting and
                                Treasurer
    Alan R. Buckwalter, III 56  Director
    Jerry L. Dees.......... 62  Director
    Tom H. Delimitros...... 62  Director
    John H. Lollar......... 64  Director

   The following biographies describe the business experience of Plains' executive officers and directors:

   James C. Flores, Chairman of the Board, Chief Executive Officer and a Director since September 2002. He also has been Plains Resources Inc.'s Chairman of the Board since December 2002. He was Chairman of the Board and Chief Executive Officer of Plains Resources from May 2001 to December 2002. He was President and Chief Executive Officer of Ocean Energy, Inc., an oil and gas company, from July 1995 until March 1999, and a director of Ocean Energy, Inc. from 1992 until March 1999. In March 1999 Ocean Energy, Inc. was merged into Seagull Energy Corporation, which was the surviving corporation of the merger, and which was renamed Ocean Energy, Inc. Mr. Flores served as Chairman of the Board of the new Ocean Energy, Inc. from March 1999 until January 2000, and as Vice Chairman from January 2000 until January 2001. From January 2001 to May 2001 Mr. Flores managed various private investments.

   John T. Raymond, President and Chief Operating Officer since September
2002. He also has been Plains Resources' President and Chief Executive Officer since December 2002. He was Plains Resources' President and Chief Operating Officer from November 2001 to December 2002. Previously, he was its Executive Vice President and Chief Operating Officer from May 2001 to November 2001. In addition, Mr. Raymond served as Director of Corporate Development of Kinder Morgan, Inc. from January 2000 to May 2001, and as Vice President of Corporate Development of Ocean Energy, Inc. from April 1998 to January 2000. Mr. Raymond also served as Vice President of Howard Weil Labouisse Friedrichs, Inc., an energy investment company, from 1992 to April 1998. In addition, Mr. Raymond is a director of Plains All American GP LLC, which is the general partner of PAA.

   Stephen A. Thorington, Executive Vice President and Chief Financial Officer since September 2002. He also has been Plains Resources' Executive Vice President and Chief Financial Officer since February 2003. He was Plains Resources' Acting Executive Vice President and Chief

Financial Officer from December 2002 to February 2003. Previously, he was Senior Vice President-- Finance and Corporate Development of Ocean Energy, Inc. from July 2001 to September 2002 and Senior Vice President--Finance, Treasury and Corporate Development of Ocean Energy, Inc. from March 1999 to July 2001. He also served as Vice President, Finance and Treasurer of Seagull Energy Corporation from May 1996 to March 1999. Mr. Thorington served as a Managing Director of Chase Securities, Inc. from April 1994 to May 1996.

   Timothy T. Stephens, Executive Vice President--Administration, Secretary and General Counsel since September 2002. He also was Plains Resources' Executive Vice President--Administration, Secretary and General Counsel from May 2001 to December 2002. From March 2000 to May 2001 Mr. Stephens practiced as a private business consultant to various clients. In February 1998 Mr. Stephens was hired by the board of directors of Abacan Resources Corporation, an oil and gas company, to help the company overcome significant financial difficulties. He served as Chairman, President and Chief Executive Officer of Abacan until March 2000 when the company, after a two-year restructuring, was placed into statutory receivership with the agreement of its senior creditor. Previously, Mr. Stephens was President of Seven Seas Petroleum from February 1995 to May 1997, and Vice President of Enron Capital & Trade Resources Corp. from July 1991 to February 1995.

   Thomas M. Gladney, Senior Vice President of Operations since September 2002. He also was Plains Resources' Senior Vice President of Operations from November 2001 to December 2002. He was President of Arguello, Inc., a subsidiary of Plains, from December 1999 to November 2001. From July 1999 to December 1999 he served as a Project Manager for Torch Energy Services, a contract operating services company. From January 1999 to June 1999 he served as a Project Manager for Venoco Inc., an oil and gas company. From September 1998 to January 1999 he was a self-employed engineering services consultant. From 1992 to September 1998 he was Offshore Operations Manager for Oryx Energy Company. Previously, he served as Gulf Coast Reserve Development Manager of Oryx Energy/Sun E&P from 1988 to 1992.

   Cynthia A. Feeback, Senior Vice President--Accounting and Treasurer since September 2002. She also was Plains Resources' Senior Vice President--Accounting and Treasurer from July 2001 to December 2002. She was its Vice President--Accounting and Assistant Treasurer from May 1999 to July 2001, and its Assistant Treasurer, Controller and Principal Accounting Officer from May 1998 to May 1999. Previously, Ms. Feeback served as its Controller and Principal Accounting Officer from 1993 to 1998, Controller from 1990 to 1993, and Accounting Manager from 1988 to 1990.

   Alan R. Buckwalter, III, Director since March 2003. He retired in January 2003 as Chairman of JPMorgan Chase Bank, South Region, a position he had held since 1998. From 1990 to 1998 he was President of Texas Commerce Bank-Houston, the predecessor entity of JPMorgan Chase Bank.
Prior to 1990 Mr. Buckwalter held various executive management positions within the organization. Mr. Buckwalter currently serves on the boards of the Texas Medical Center, the Federal Reserve Bank of Dallas, Houston Branch and he is currently serving as Chairman of the Board of Trustees for Texas Southern University Foundation.

   Jerry L. Dees, Director since September 2002. He also was a director of Plains Resources from 1997 to December 2002. He retired in 1996 as Senior Vice President, Exploration and Land, for Vastar Resources, Inc. (previously ARCO Oil and Gas Company), a position he had held since 1991. From 1987 to 1991 he was Vice President of Exploration and Land for ARCO Alaska, Inc., and from 1985 to 1987 he held various positions as Exploration Manager of ARCO. From 1980 to 1985 Mr. Dees was Manager of Exploration Geophysics for Cox Oil and Gas Producers.

   Tom H. Delimitros, Director since September 2002. He also was a director of Plains Resources from 1988 to December 2002. He has been a General Partner of AMT Venture Funds, a venture capital firm, since 1989. He is also a director of Tetra Technologies, Inc., a publicly-traded energy services company. He currently serves as Chairman for two privately-owned companies--ImageLinks, Inc., and InterCorp International Inc.--both of which sell products and services to energy companies. Previously, he has served as President and CEO for Magna Corporation, (now Baker Petrolite, a unit of Baker Hughes). From 1983 to 1988, Mr. Delimitros was a General Partner of Sunwestern Investment Funds and Senior Vice President of Sunwestern Management, Inc.

   John H. Lollar, Director since September 2002. He also was a director of Plains Resources from 1995 to December 2002. He has been the Managing Partner of Newgulf Exploration L.P. since December 1996. He is also a director of Lufkin Industries, Inc., a manufacturing firm. Mr. Lollar was Chairman of the Board, President and Chief Executive Officer of Cabot Oil & Gas Corporation from 1992 to 1995, and President and Chief Operating Officer of Transco Exploration Company from 1982 to 1992.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Plains' directors and executive officers, and persons who own more than ten percent of a registered class of Plains' equity securities, to file with the SEC and any exchange or other system on which such securities are traded or quoted, initial reports of ownership and reports of changes in ownership of Plains common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by the SEC's regulations to furnish Plains and any exchange or other system on which such securities are traded or quoted with copies of all Section 16(a) forms they filed with the SEC.

   To Plains' knowledge, based solely on a review of the copies of such reports furnished to Plains and written representations that no other reports were required, Plains believes that all reporting obligations of Plains' officers, directors and greater than ten percent stockholders under Section 16(a) were satisfied during the year ended December 31, 2002.

Item 11.  Executive Compensation

Executive Compensation

   Plains Resources paid all the compensation of its officers during 2000 and 2001. Under a transition services agreement between Plains Resources and Plains entered into in 2002, until the spin off of Plains from Plains Resources on December 18, 2002 Plains reimbursed Plains Resources for costs incurred to provide Plains with management services, including general and administrative expenses and other employee costs.

Summary Compensation Table

   The following table shows certain compensation information for Plains' chief executive officer and four additional highly compensated executive officers, or named executive officers, for services rendered in all capacities during the fiscal year ended December 31, 2002.

                                                                         Long Term Compensation
                                                                  ------------------------------------
                                       Annual Compensation                Awards            Payouts
                                 -----------------------------    ----------------------- ------------
                                                                  Restricted  Securities
                                                    Other Annual    Stock     Underlying   All Other
                                      Salary  Bonus Compensation   Award(s)  Options/SARs Compensation
  Name and Principal Position    Year ($)(1)   ($)      ($)         ($)(2)       (#)          ($)
  ---------------------------    ---- ------- ----- ------------  ---------- ------------ ------------
James C. Flores................. 2002 $16,668  --     $400,000     $682,500   1,125,000        --
  Chairman of the Board
  & Chief Executive Officer

John T. Raymond................. 2002 $14,583  --     $350,000     $546,000     475,000        --
  President and Chief
  Operating Officer

Stephen A. Thorington........... 2002 $12,500  --     $450,000(3)  $409,500     300,000        --
  Executive Vice President
  and Chief Financial Officer

Timothy T. Stephens............. 2002 $11,458  --     $275,000     $273,000     310,000        --
  Executive Vice President of ,
  Administration Secretary and
  General Counsel

Thomas M. Gladney............... 2002 $ 7,292  --     $175,000           --      45,000        --
  Senior Vice President
  of Operations

--------
(1) These amounts constitute the individuals' salary from the date of the spin-off, December 18, 2002 through December 31, 2002.
(2) These dollar amounts represent the closing price of a share of Plains common stock on December 18, 2002 (the date of the spin off and the restricted stock grant) at $9.10 times the number of restricted shares granted to the individuals as follows: Flores--75,000, Raymond--60,000, Thorington--45,000 and Stephens--30,000.
(3) Includes a $350,000 signing bonus.

Option/SAR Grants in 2002

   The following table provides information regarding stock appreciation rights, or SARs, that were granted to the named executive officers during 2002. No stock options were granted to any other named executive officer during 2002. The amounts shown as potential realizable values are based on assumed annualized rates of stock price appreciation of 5% and 10% over the term of the options as required by SEC rules. No gain to the optionee is possible without an increase in stock price that will benefit all stockholders proportionately. For comparative purposes, also shown are the total gains that could be realized over a five-year period (the term of the SARs) by all Plains employees our stockholders based on the same assumptions. There can be no assurance that the potential realizable values shown in this table will be achieved.

                             Individual Grants
                      -------------------------------
                                                                           Potential Realizable Value
                        Number of                                          At Assumed Annual Rates
                        Securities   Percent of Total  Exercise            of Stock Price Appreciation
                        Underlying     Options/SARs    or Base                For Option Term
                       Options/SARs     Granted to      Price   Expiration ---------------------------
        Name          Granted (#)(1) Employees in 2002  ($/Sh)     Date        5%            10%
        ----          -------------- ----------------- -------- ----------  ----------    -----------
James C. Flores......   1,000,000            29%        $9.08     5/2011   $4,594,196    $11,124,318
                          125,000             4%         9.36     2/2007      264,553        572,320
John T. Raymond......     100,000             3%         9.97     5/2011      506,258      1,226,689
                          200,000             6%         9.97     6/2006      367,990        781,932
                          175,000             5%         9.36     2/2007      370,374        801,248
Stephen A. Thorington     300,000             9%         9.10     9/2007      705,687      1,547,781
Timothy T. Stephens..      83,333             2%         9.97     5/2011      421,880      1,022,237
                          166,667             5%         9.97     6/2006      306,659        651,611
                           60,000             2%         9.36     2/2007      126,985        274,714
Thomas M. Gladney....      10,000             0%         5.47     7/2005        7,415         15,419
                           10,000             0%         9.37     5/2006       16,833         35,692
                           25,000             1%         9.36     2/2007       52,911        114,464
All Employees........   3,417,257           100%                            9,251,658     21,393,440

--------
(1) Represents SARs received in the spin-off as a result of the split of Plains Resources options into Plains Resources options and Plains SARs.

Aggregated SAR Exercises in 2002 and Year-End SAR Values

   The following table sets forth certain information for each of the named executive officers concerning the exercise of SARs during 2002 and all unexercised SARs held at December 31, 2002.

                                        Number of Securities
                     Shares            Underlying Unexercised
                    Acquired           Options/SARs At Fiscal   Value of Unexercised In-the-
                       On     Value         Year-End (#)        Money SARs At Year-End ($)(1)
                    Exercise Realized ------------------------- -----------------------------
       Name           (#)      ($)    Exercisable Unexercisable Exercisable   Unexercisable
       ----         -------- -------- ----------- ------------- -----------   -------------
James C. Flores....    --       --          --      1,125,000     $    --       $718,750
John T. Raymond....    --       --      66,667        408,333          --         68,250
Stephen A.
  Thorington.......    --       --          --        300,000          --        195,000
Timothy T. Stephens    --       --      83,334        226,666          --         23,400
Thomas M. Gladney..    --       --      10,000         35,000      33,050         23,300

--------
(1) Year-end values are determined by aggregating for each SAR outstanding as of December 31, 2002 the amount calculated by multiplying the number of shares underlying such SAR by the closing price of Plains common stock on December 31, 2002, which was $9.75, less the exercise price of such SAR.

2002 Stock Incentive Plan

   Plains adopted its 2002 Stock Incentive Plan on September 18, 2002 and amended it effective November 20, 2002 to "divide it" into three plans: the 2002 Stock Incentive Plan; the rollover stock incentive plan; and the transition stock incentive plan.

2002 Stock Incentive Plan

   The 2002 plan provides for the grant of stock options (including incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options) and other awards (including performance units, performance shares, share awards, restricted stock, restricted stock units, and stock appreciation rights, or SARs) to Plains' directors, officers and employees, individuals to whom Plains has extended written offers of employment, and Plains' consultants and advisors. Plains' compensation committee, which is comprised of "non-employee directors" within the meaning of Rule 16b-3 of the Exchange Act, administers the 2002 plan. 500,000 shares of Plains common stock are subject to issuance under the 2002 plan. Plains' compensation committee may grant options and SARs on such terms, including vesting and payment forms, as it deems appropriate in its discretion, however, no option or SAR may be exercised more than 10 years after its grant, and the purchase price for incentive stock options and non-qualified stock options may not be less than 100% of the fair market value of Plains common stock on the date of grant. Plains' compensation committee may grant restricted stock awards, restricted stock units, share awards, performance units and performance shares on such terms and conditions as it may in its discretion decide. Unless terminated earlier by Plains' board of directors, the 2002 plan will terminate on September 18, 2012.

   Upon an event constituting a "change in control" (as defined in the 2002 plan) of Plains, all options and SARs will become immediately exercisable in full. In addition, in such an event, unless otherwise determined by Plains' compensation committee, performance units will become immediately vested and restrictions on stock granted pursuant to restricted stock awards and restricted stock units will lapse. The spin-off did not constitute a change of control under the 2002 plan.

   Plains' board does not intend to make any grants under the 2002 plan unless it is approved by its stockholders. The grants described elsewhere herein were made under the rollover plan and the transition plan and were not made under the 2002 plan.

Rollover Stock Incentive Plan

   Plains adopted the rollover plan by splitting it off from the 2002 plan. The purpose of the rollover plan is to govern the SARs issued in the recently completed spin-off involving Plains pursuant to the terms of an employee matters agreement between Plains Resources and Plains entered into in 2002 and the restricted stock award of Plains common stock issued to Mr. Thorington pursuant to the recently completed spin-off as a result of his restricted stock award of 45,000 shares of Plains Resources common stock. No other grants will be made under the rollover plan. If any portion of any of the rollover SARs or Mr. Thorington's restricted stock award is forfeited, the shares with respect to which they were granted will not be available for further grants under the plan.

   Upon the occurrence of an event constituting a "change in control," all rollover SARs will become immediately exercisable in full. In addition, the restrictions on Mr. Thorington's restricted stock award will lapse. The spin-off did not constitute a change in control under the rollover plan.

Transition Stock Incentive Plan

   Plains adopted the transition plan by splitting it off from the 2002 plan. The purpose of the transition plan was to make one-time grants of 75,000 shares of restricted stock to Mr. Flores, 60,000 shares of restricted stock to Mr. Raymond, and 30,000 shares of restricted stock to Mr. Stephens and a grant of 300,000 SARs to Mr. Thorington in accordance with their respective employment agreements with Plains (which are discussed below). No other grants will be made under the transition plan.

   Upon the occurrence of an event constituting a "change in control," unless the compensation committee determines otherwise, the restrictions governing the grants of restricted stock will lapse, and any unvested SARs will become immediately exercisable in full. The spin-off did not constitute a change in control under the transition plan.

Compensation of Directors

   Plains pays each non-employee director an annual retainer of $25,000, each non-employee committee chairperson an annual retainer of $2,000, an attendance fee of $3,000 for each board meeting attended in person, an attendance fee of $1,000 for each committee meeting attended in person and an attendance fee of $500 for each board or committee meeting attended telephonically, and Plains reimburses all directors for reasonable expenses they incur while attending board and committee meetings.

   Any non-employee director may elect to receive a grant of shares of Plains common stock in lieu of the annual retainer fees as a board member and chairperson and attendance fees for board meetings (except telephonic meetings or other meetings attended by the director telephonically). The number of shares is determined by dividing the fee amount by the closing price per share of Plains common stock on the last trading day before it becomes obligated to pay the fee.

   In addition, each year on the day after the date of Plains' annual stockholders meeting, each non-employee director is entitled to receive 10,000 shares of Plains restricted stock, which vest ratably over three years with one-third of the restricted stock award vesting on the grant date.

   None of Plains' officers who serve as directors receive separate compensation for service on Plains' board of directors.

Employment Agreements and Change-in-Control Arrangements

   James C. Flores. On September 19, 2002 Plains entered into an employment agreement with Mr. Flores as its Chairman of the Board and Chief Executive Officer, which became effective on December 18, 2002. The agreement has an initial term of five years that began on its effective date, although it may be terminated earlier under certain circumstances. At the end of the initial five-year term and, if such term is extended, each subsequent term, the agreement will be subject to a one-year extension if Plains and Mr. Flores agree to new compensation terms ninety days before the end of the applicable term.

   Pursuant to the employment agreement, Mr. Flores is entitled to a base salary of $400,000 and will be eligible for a target bonus of $400,000, subject to the attainment of performance goals. Also, Mr. Flores has been granted an award of 75,000 restricted shares of Plains common stock, which will vest over three equal annual installments beginning on the first anniversary of the date of grant, which was December 18, 2002.

   As a result of his employment with Plains Resources, Mr. Flores received an option under the Plains Resources' 2001 stock incentive plan to purchase 1,000,000 shares of Plains Resources common stock at an exercise price of $23.00 per share. On December 18, 2002, this performance option "split" such that Mr. Flores received (1) an option to purchase 1,000,000 shares of Plains

Resources common stock and (2) an award of stock appreciation rights, or SARs, with respect to 1,000,000 shares of Plains common stock. The $23.00 exercise price of his existing Plains Resources option was also "split" between the adjusted Plains Resources option and the SARs at $13.92 and $9.08, respectively. The SARs will become vested and exercisable on the first to occur of:

  .   May 7, 2006;

  . with respect to one-half of the shares subject to the SARs, a period of 10 trading days out of 20 consecutive trading days upon which the closing price of Plains common stock equals or exceeds $13.62;

  . with respect to all shares subject to the SARs, a period of 10 trading days out of 20 consecutive trading days upon which the closing price of Plains common stock equals or exceeds $18.16;

  . termination of Mr. Flores' employment by Plains for any reason other than cause (as defined in the employment agreement) or because of Mr. Flores' death or resignation or by Mr. Flores for good reason (as defined in the employment agreement);

  .   a change in control (as defined in the employment agreement) of Plains; or

  . any such time that Mr. Flores is not a member of Plains' board of directors.

   In February 2002, Mr. Flores was granted an option to purchase 125,000 shares of Plains Resources common stock at an exercise price of $23.71 per share, which vests over three equal annual installments beginning on the first anniversary of the date of grant. This option was also "split" as discussed above and the vesting terms remain unchanged. The exercise price of his Plains Resources option was also "split" between the adjusted Plains Resources option and an award of SARs at $14.35 and $9.36, respectively.

   Under the employment agreement, Mr. Flores is entitled to all of the employee benefits, fringe benefits and perquisites Plains provides to other senior executives and Plains reimburses him for monthly country club fees.

   Mr. Flores' employment agreement provides that if his employment is terminated by Plains without cause, by Mr. Flores' death or disability, or by Mr. Flores for good reason, Plains will pay him a lump sum amount equal to three times the sum of his base salary and last earned annual bonus (or his target bonus if his termination date occurs before a bonus amount has been determined for the first calendar year of his employment). Also, Mr. Flores and his dependents will be entitled to continued health insurance benefits for a period of three years made "whole" on a net after-tax basis and all of Mr. Flores' equity-based awards will become immediately exercisable and payable in full.

   Under the employment agreement, if benefits to which Mr. Flores becomes entitled are considered "excess parachute payments" under Section 280G of the Code, then Mr. Flores will be entitled to an additional payment from Plains in an amount equal to the excise tax imposed by Section 4999 of the Internal Revenue Code or any interest or penalties with respect to such excise tax (excluding any income tax or employment tax imposed upon the additional payment).

   John T. Raymond. On September 19, 2002 Plains entered into an employment agreement with Mr. Raymond as its President and Chief Operating Officer, which became effective on December 18, 2002. The agreement has an initial term of five years beginning on its effective date, although it may be terminated earlier under certain circumstances. At the end of the initial five-year term and, if such term is extended, each subsequent term, the agreement will be subject to a one-year extension if Plains and Mr. Raymond agree to new compensation terms ninety days before the end of the applicable term.

   Pursuant to the employment agreement, beginning on its effective date, Mr. Raymond is entitled to a base salary of $350,000 and is eligible for a target bonus of $350,000, subject to the attainment of performance goals. Also, Mr. Raymond has been granted an award of 60,000 restricted shares of Plains common stock, which vest over three equal annual installments beginning on the first anniversary of the date of grant, which was December 18, 2002.

   As a result of his employment with Plains Resources, Mr. Raymond received an option under the Plains Resources' 2001 stock incentive plan to purchase 100,000 shares of Plains Resources common stock at an exercise price of $25.26 per share. On December 18, 2002, this performance option "split" such that Mr. Raymond received (1) an adjusted option to purchase 100,000 shares of Plains Resources common stock and (2) an award of SARs with respect to 100,000 shares of Plains common stock. The exercise price of his Plains Resources option was also "split" between the adjusted Plains Resources option and the SARs at $15.29 and $9.97, respectively. The vesting terms remain unchanged and are substantially similar to the terms for Mr. Flores' performance SARs.

   As a result of his employment agreement with Plains Resources, Mr. Raymond also received an option covering 200,000 shares of Plains Resources common stock with respect to which 66,667 shares have already vested with the remaining shares vesting in equal portions on each of May 17, 2003 and May 17, 2004. This option was also "split" as discussed above and the vesting terms remain unchanged. The exercise price of his Plains Resources option was also "split" between the adjusted Plains Recourses option and an award of SARs at $14.35 and $9.36, respectively.

   In February 2002, Mr. Raymond was granted an option to purchase 175,000 shares of Plains Resources common stock at an exercise price of $23.71 per share, which vests over three equal annual installments beginning on the first anniversary of the date of grant. This option was also "split" and the vesting terms remain unchanged. The exercise prices of the adjusted Plains Resources option and the award of SARs are at $14.35 and $9.36, respectively.

   Under this employment agreement, Mr. Raymond is also entitled to all of the employee benefits, fringe benefits and perquisites provided by Plains to other senior executives and will be reimbursed by it for monthly country club fees.

   Mr. Raymond's employment agreement provides that if his employment is terminated by Plains without cause (as defined in the employment agreement), by Mr. Raymond's death or disability, or by Mr. Raymond for good reason (as defined in the employment agreement), Plains will pay him a lump sum amount equal to two times the sum of his base salary and last earned annual bonus (or his target bonus if the termination date occurs before a bonus amount has been determined for the first calendar year of his employment). Also, Mr. Raymond and his dependents will be entitled to continued health insurance benefits for a period of three years made "whole" on a net after-tax basis and all of Mr. Raymond's equity-based awards will become immediately exercisable and payable in full.

   Under the employment agreement, if benefits to which Mr. Raymond becomes entitled are considered "excess parachute payments" under Section 280G of the Internal Revenue Code, then Mr. Raymond will be entitled to an additional payment from Plains in an amount equal to the excise tax imposed by Section 4999 of the Code or any interest or penalties with respect to such excise tax (excluding any income tax or employment tax imposed upon the additional payment).

   Stephen A. Thorington. Plains entered into an employment agreement with Mr. Thorington on August 20, 2002. Pursuant to this agreement, Mr. Thorington will serve for an initial term of five years beginning on September 3, 2002. At the end of the initial five-year term and, if such term is extended, each subsequent term, the agreement is subject to a one-year extension if Plains and Mr. Thorington agree to new compensation terms before the end of the applicable term. Mr. Thorington's employment agreement provides for a base salary of $300,000 per year and a target annual bonus of $300,000, subject to the attainment of performance goals. In addition, pursuant to the employment agreement, Mr. Thorington received a $350,000 signing bonus and has been granted SARs with respect to 300,000 shares of Plains common stock at an exercise price of $9.10 which is equal to the closing price (on a "when-issued" basis) of its common stock on the grant date, December 18, 2002, as reported on the NYSE. These SARs vest over three equal annual installments beginning on September 3, 2003. Plains also reimburses Mr. Thorington for initial and monthly downtown luncheon club fees.

   In addition, Mr. Thorington was granted by Plains Resources an award of 45,000 restricted shares of Plains Resources common stock, which will vest over three equal annual installments beginning on September 3, 2003. These restricted shares are issued and outstanding, and Mr. Thorington is entitled to vote these shares and receive dividends paid on these shares, which dividends will be held in custody by Plains and paid to Mr. Thorington as the restricted shares vest. As a result, on December 18, 2002, Mr. Thorington received 45,000 restricted shares of Plains common stock pursuant to the spin-off, but the shares are still subject to the same vesting terms as his restricted Plains Resources common stock.

   If Mr. Thorington's employment is terminated by Plains without cause, by Mr. Thorington's death, or if a change of control (as defined in the 2002 plan) occurs, Plains will pay him a lump sum amount equal to two times the sum of his base salary and last earned annual bonus (or his target bonus if the termination date occurs before the end of the first calendar year of his employment). Also, Mr. Thorington will be entitled to health insurance benefits for up to two years after termination, subject to mitigation if he becomes entitled to health benefits under another plan, and his SARs will automatically vest.

   Timothy T. Stephens. On September 19, 2002 Plains entered into an employment agreement with Mr. Stephens, which became effective on December 18, 2002. The agreement has an initial term of five years that began on December 18, 2002. At the end of the initial five-year term and, if such term is extended, each subsequent term, the agreement will be subject to a one-year extension if Plains and Mr. Stephens agree to new compensation terms before the end of the applicable term. Mr. Stephens is entitled to a base salary of $275,000 per year and a target annual bonus of $275,000, subject to the attainment of performance goals. Also, Mr. Stephens has been granted an award of 30,000 restricted shares of Plains common stock, which will vest over three equal annual installments beginning on the first anniversary of the date of grant, which was December 18, 2002. Plains also reimburses Mr. Stephens for initial and monthly downtown luncheon club fees.

   As a result of Mr. Stephens' employment with Plains Resources, Mr. Stephens received an option under the Plains Resources 2001 stock incentive plan to purchase 83,333 shares of Plains Resources common stock at an exercise price of $25.26 per share. On December 18, 2002, this performance option "split" such that Mr. Stephens received (1) an adjusted option to purchase 83,333 shares of Plains Resources common stock and (2) an award of SARs with respect to 83,333 shares of Plains common stock. The exercise prices of the adjusted Plains Resources option and the SARs are at $15.29 and $9.97, respectively. These SARs were one-third vested on December 18, 2002, and the remaining portion will vest one-third on June 7, 2003 and one-third on June 7, 2004.

   As a result of his employment agreement with Plains Resources, Mr. Stephens also received an option covering 166,667 shares of Plains Resources common stock. This option was also "split," and the exercise prices of the adjusted Plains Resources option and the SARs are at $15.29 and $9.97, respectively. These SARs were one-third vested on December 18, 2002, and the remaining portion will vest one-third on June 7, 2003 and one-third on June 7, 2004.

   In February 2002, Mr. Stephens was granted an option to purchase 60,000 shares of Plains Resources common stock at an exercise price of $23.71 per share. This option was also "split" and the exercise prices of the adjusted Plains Resources option and the SARs are at $14.35 and $9.36, respectively. These SARs vest over three equal annual installments beginning on February 20, 2003.

   If Mr. Stephens' employment is terminated by Plains without cause, by Mr. Stephens' death, or if a change of control (as defined in Plains' 2002 plan) occurs, Plains will pay him a lump sum amount equal to two times the sum of his base salary and last earned annual bonus (or his target bonus if the termination date occurs before the end of the first calendar year of his employment). Also, Mr. Stephens will be entitled to health insurance benefits for up to two years after termination, subject to mitigation if he becomes entitled to health benefits under another plan, and all of his equity-based awards will become fully exercisable.

   Thomas M. Gladney. Since September 2002, Mr. Gladney has been employed with Plains as Senior Vice President of Operations. He does not have a written employment agreement with Plains. He is entitled to a base salary of $175,000 per year and a target annual bonus, subject to the attainment of performance goals. As a result of Mr. Gladney's employment with Plains Resources, Mr. Gladney received three options under the Plains Resources 2001 stock incentive plan to purchase in the aggregate 45,000 shares of Plains Resources common stock. On December 18, 2002, these options "split" such that Mr. Gladney received (i) an adjusted option to purchase 10,000 shares of Plains Resources common stock and an award of SARs with respect to 10,000 shares of Plains common stock, exercise prices of $8.40 and $5.47, respectively; (ii) an adjusted option to purchase 10,000 shares of Plains Resources common stock and an award of SARs with respect to 10,000 shares of Plains common stock, exercise prices of $14.37 and $9.37, respectively; and (iii) an adjusted option to purchase 25,000 shares of Plains Resources common stock and an award of SARs with respect to shares of Plains common stock, exercise prices of $14.35 and $9.36, respectively.

   Other. In the event of certain corporate transactions, changes in control of Plains, or changes in the composition of Plains' board of directors under certain circumstances, all options, SARs, and restricted stock awards granted to Plains' executive officers will become exercisable on an accelerated schedule pursuant to its 2002 plan, rollover plan and transition plan. To the extent not already exercisable, these options, SARs, and restricted stock awards generally will become fully exercisable upon a change of control of Plains resulting from:

  . a change in the composition of its board of directors pursuant to which incumbent directors or their designated successors cease to constitute at least two-thirds of its board;

  . subject to certain exceptions, the acquisition of securities by a person after which that person beneficially owns 50% or more of the voting power of its outstanding stock; or

  . subject to certain exceptions, approval by its stockholders of a merger, consolidation or reorganization involving it, a complete liquidation or dissolution of it, or an agreement for the sale of all or substantially all of its assets.

   The recently completed spin-off was not a change of control under the 2002 plan, rollover plan or transition plan.

ORGANIZATION AND COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

   The Organization and Compensation Committee, which is composed of three independent, non-employee directors, makes determinations and recommendations to the Board of Directors concerning the compensation of Plains' executive officers, except for grants under Plains' stock incentive plans, which plans are independently administered by the Committee. To make such determinations and recommendations, at the end of each year the Committee evaluates (i) Plains' performance relative to its annual objectives, (ii) Plains' performance relative to changes in the industry (i.e., performance relative to the opportunities available), and (iii) each executive officer's contribution to Plains' achievements during the year. The basic objectives of the executive compensation program are to:

  . enable Plains to attract, retain, motivate and reward high caliber executive officers who are among the most skilled, talented and persistent individuals available in a very competitive marketplace;

  . inspire executive officers to work as a team to innovatively and aggressively pursue Plains' goals;

  . foster a general corporate atmosphere that promotes an entrepreneurial style of leadership to enable Plains to act quickly and flexibly to implement its plans and pursue opportunities as they arise;

  . emphasize "pay for performance" by having a significant portion of the executive officers' total compensation "at risk" in the form of incentive compensation; and

  . align the long term interests of the executive officers with those of Plains' stockholders through the use of stock appreciation rights, or SARs, and stock options as a portion of compensation and thereby encourage the achievement of performance objectives that enhance stockholder value on a continuing basis.

   The Committee monitors general industry conditions, changes in regulations and tax laws, and other developments that may, from time to time, require modifications of the executive compensation program to ensure the program is properly structured to achieve its objectives. Plains' executive compensation program currently includes three major components: base salary, annual incentive compensation and longer-term incentives through SARs and restricted stock awards.

Base Salaries

   Base salaries for each of Plains' executive officers are determined on an individual basis, taking into consideration the performance of the individual and his or her contributions to Plains' performance, the length of service of the individual with Plains, compensation by industry competitors for comparable positions, internal equities among positions, and general economic conditions. Although no specific weight is assigned to these factors, the Committee generally targets the mid-point range of salary levels paid within the industry as a primary consideration in setting base salaries. To determine salary levels paid within the industry, the Committee reviews various industry surveys, proxy information of its competitors and also, from time to time, consults with independent compensation consulting firms. The Committee reviews the compensation practices of the companies that are most comparable to Plains in terms of asset value. The Committee believes that maintaining a competitive base salary structure is vital to attract and retain talented executives and that optimal performance is encouraged through the use of incentive programs, such as annual incentive compensation and stock incentive plans, and furthers the goal of having "at risk" compensation as an important component of the executive compensation program.

Annual Incentive Compensation

   In addition to their base salaries, Plains' executive officers may earn an annual incentive payment, depending on Plains' performance relative to certain objectives set forth in an annual business plan. Such annual objectives are a combination of operating, financial and strategic goals (such as oil and gas production levels, oil and gas reserve additions, achievement of income and/or cash flow targets, and successful completion of major projects) that are considered to be critical to Plains' success. These objectives are not specifically weighted in determining whether to award annual incentive payments to executive officers because the relative importance of such objectives may change from year to year and the relative responsibilities of each executive officer in the achievement of each of the objectives may differ. After a year-end review of Plains' performance relative to the annual business plan, the Committee determines the amount of the annual incentive payment, if any, that will be awarded to an executive officer based on the Committee's subjective evaluation of factors that include the extent to which the objectives of the annual business plan were achieved, his or her contribution to the achievement of those objectives, and general economic and industry conditions.

Stock Appreciation Rights, Restricted Stock Awards and Stock Options

   Plains has used stock appreciation rights, or SARs, and restricted stock awards as its long-term incentive program for executive officers and may in the future use SARs, restricted stock awards and stock options in its long-term incentive program. SARs, restricted stock awards and stock options are used to relate the benefits received by the executive officers to the amount of appreciation realized by the stockholders over comparable periods. The Committee anticipates that SARs, restricted stock awards and/or stock options will generally be granted annually to executive officers. The size of the right, award or option grant to an executive officer will generally be determined by dividing the total cash compensation paid to the officer for the prior year (salary plus annual incentive payment) by an average market price of Plains' common stock during the prior year. SARs and stock options will be granted at exercise prices not less than the market value of Plains' common stock on the date of the grant and are not transferable (other than to the holder's heirs or entities for the benefit of his heirs). Therefore, such rights and options will have no realizable value unless Plains' stock appreciates in value. SAR, restricted stock and stock option awards typically include provisions for the vesting of those awards over time. SARs, restricted stock awards and stock options provide the executive officers the opportunity to acquire and build a meaningful ownership interest in Plains and, therefore, closely align the executive officers' interests with those of the stockholders.

Compensation of the Chief Executive Officer

   In September 2002, Mr. Flores accepted an appointment as Chairman of the Board and Chief Executive Officer of Plains. Mr. Flores is entitled to a base salary of $400,000 and will be eligible for a target bonus of $400,000, subject to the attainment of performance goals. Also, Mr. Flores has been granted an award of 75,000 restricted shares of Plains common stock, which will vest over three equal annual installments beginning on the first anniversary of the date of grant, which was December 18, 2002. Effective December 18, 2002, as a result of the spin-off of Plains from Plains Resources Inc., a Delaware corporation and the former parent of Plains, Mr. Flores received an award of SARs covering 1,000,000 shares of Plains' common stock, the exercise price of which is $9.08, as well as an award of SARs covering 125,000 shares of Plains' common stock, the exercise price of which is $9.36. The Committee approved Mr. Flores' compensation package to directly align Mr. Flores' interests with those of Plains' stockholders.

Deductibility of Compensation Expenses

   Section 162(m) of the Internal Revenue Code generally precludes Plains from taking federal income tax deductions for compensation paid to certain executive officers in excess of $1 million per year, unless such excess constitutes performance-based compensation under such section. Plains' policy is, primarily, to design and administer compensation plans that support the achievement of long-term strategic objectives and enhance stockholder value. Where it is consistent with this compensation philosophy, the Committee will also attempt to structure compensation programs that are tax-deductible by Plains.

                                          ORGANIZATION AND COMPENSATION
                                            COMMITTEE

                                          JOHN H. LOLLAR, Chairman
                                          JERRY L. DEES
                                          TOM H. DELIMITROS

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

   The following table sets forth information regarding the beneficial ownership of Plains common stock as of April 23, 2003 by:

  .   each current director and executive officer of Plains;

  .   all current executive officers and directors of Plains as a group; and

  . each person known by Plains to own beneficially more than 5% of the outstanding shares of Plains common stock.

   Beneficial ownership has been determined in accordance with applicable SEC rules, under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting power or investment power with respect to such securities or has the right to acquire beneficial ownership within 60 days.

   Unless otherwise indicated, to the knowledge of Plains, the persons listed in the table below have sole voting and investment powers with respect to the shares indicated. The address of the Plains directors and officers is 500 Dallas Street, Suite 700, Houston, Texas 77002.

   The percentages are based on 24,225,075 shares of Plains common stock assumed to be issued and outstanding as of April 15, 2003.

                                    Plains

                                                              Amount
                                                               and
                                                            Nature of
                                                            Beneficial  Percent
           Name and Address of Beneficial Owner             Ownership   of Class
           ------------------------------------            ----------   --------
Alan R. Buckwalter, III...................................         0        *
Jerry L. Dees.............................................     2,615        *
Tom H. Delimitros.........................................     5,492(1)     *
Cynthia A. Feeback........................................         0        *
James C. Flores........................................... 1,082,607(2)   4.5%
Thomas M. Gladney.........................................       600        *
John H. Lollar............................................    13,226        *
John T. Raymond...........................................    70,000        *
Timothy T. Stephens.......................................    35,500        *
Stephen A. Thorington.....................................    55,000        *
Directors and Executive Officers as a group (9 persons)... 1,265,040      5.2%
Advisory Research, Inc.................................... 1,340,413(3)   5.5%
  Two Prudential Plaza
  180 N. Stetson, Suite 5780
  Chicago, Illinois 60601
EnCap Investments L.L.C................................... 1,572,605(4)   6.5%
  1100 Louisiana, Suite 3150
  Houston, Texas 77002
Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne 1,906,916(5)   7.9%
  1800 Avenue of the Stars, Second Floor
  Los Angeles, CA 90067
State Street Research & Management Company................ 1,888,322(6)   7.8%
  One Financial Center, 30th Floor
  Boston, MA 02111-2690

--------
 *  Represents less than 1%.
(1) These shares include 38 shares that are owned by Mr. Delimitros' spouse.

(2) 1,000,000 of these shares are held directly by Sable Management, L.P., the general partner of which is Sable Management, LLC, of which Mr. Flores is the sole member.
(3) Based on the Schedule 13G filed by Advisory Research, Inc. with the SEC on February 12, 2002 with respect to its ownership of Plains Resources common stock. As a result of the spin-off, holders of Plains Resources common stock received one share of Plains common stock for each share of Plains Resources common stock owned on the spin-off record date.
(4) Based on the Schedule 13D/A filed by EnCap with the SEC on April 23, 2003, as the general partner or controlling person of each entity EnCap Investments may be deemed to share the voting and dispositive power with respect to 786,622 shares of common stock beneficially owned by EnCap Energy Capital Fund III, L.P., 593,849 shares of common stock beneficially owned by EnCap Energy Capital Fund III-B, L.P., and 192,134 shares of common stock beneficially owned by BOCP Energy Partners, L.P. The sole member of EnCap Investments is El Paso Merchant Energy North America Company. The controlling person of El Paso Merchant Energy North America Company is El Paso Corporation. The address of El Paso Merchant Energy North America Company and El Paso Corporation is 1001 Louisiana, Houston, Texas 77002. El Paso Merchant Energy North America Company and El Paso Corporation disclaim beneficial ownership of the shares of our common stock beneficially owned or deemed beneficially owned by EnCap.
(5) Based on the Schedule 13G filed by Kayne Anderson and Richard A. Kayne with the SEC on February 14, 2003 with respect to its ownership of Plains common stock, Kayne Anderson and Mr. Kayne have shared voting and investment power over 1,816,300 shares held by investment partnerships and management accounts and Mr. Kayne has sole voting and investment power over 90,616 shares.
(6) Based on the Schedule 13G filed by State Street Research & Management Company with the SEC on March 10, 2003 with respect to its ownership of Plains common stock, State Street has sole investment power over 1,888,322 shares and sole voting power over 1,840,322 shares. State Street advised that all such shares are owned by various clients of State Street.

   The following table sets forth certain information, as of December 31, 2002, with respect to all compensation plans that our security holders previously approved, as well as compensation plans not previously approved by our security holders.

                                                                                  Number of securities
                                                                                  remaining available
                                          Number of securities Weighted-average     future issuance
                                           to be issued upon   exercise price of      under equity
                                              exercise of         outstanding      compensation plans
                                          outstanding options, options, warrants (excluding securities
              Plan category               warrants and rights     and rights     reflected in column(a)
              -------------               -------------------- ----------------- ----------------------
Equity compensation plans approved by
  security holders.......................          0                  n/a                     0
Equity compensation plans not approved by
  security holders.......................          0                  n/a               500,000
                                                   -                  ---               -------
   Total.................................          0                  n/a               500,000
                                                   =                  ===               =======

Item 13.  Certain Relationships And Related Transactions

   Plains Resources owns approximately 24% of Plains All American Pipeline, L.P., or PAA, including 44% of the general partner of PAA. Plains is party to the following agreements with PAA and Plains Resources:

  . a marketing agreement that provides that PAA will purchase all of Plains' equity oil production at market prices for a fee of $0.20 per Bbl. For the purchase of oil under the agreement, including the royalty share of production, in 2002, 2001 and 2000, PAA paid $225.7 million, $202.1 million and $222.7 million, respectively; and

  . a letter agreement that provides that, if Plains' marketing agreement with PAA terminates before the termination of PAA's oil sales agreement with Tosco Refining Co. pursuant to which PAA sells to Tosco all of the oil from Plains' Arroyo Grande property it purchases from Plains, PAA will continue to purchase Plains' equity production from Plains' Arroyo Grande property under the same terms as Plains' marketing agreement with PAA until the Tosco agreement terminates.

   Plains is currently negotiating a new marketing agreement with PAA to, among other things, add a definitive term to the agreement to provide that PAA will use its reasonable last efforts to obtain the best price for Plains' oil production.

   Prior to the reorganization, Plains used a centralized cash management system under which Plains' cash receipts were remitted to Plains Resources and Plains' cash disbursements were funded by Plains Resources. Plains' was charged interest on any amounts, other than income taxes payable, due to Plains Resources at the average effective interest rate of Plains Resources long-term debt. For the years ended December 31, 2002 and 2001 Plains was charged $10.7 million and $20.4 million, respectively, of interest on amounts payable to Plains Resources. Of such amounts, $9.3 million and $10.5 million was included in interest expense in 2002 and 2001, respectively, and $1.4 million and $3.1 million was capitalized in oil and gas properties in 2002 and 2001, respectively. To compensate Plains Resources for services rendered under a services agreement, Plains was allocated direct and indirect corporate and administrative costs of Plains Resources. Such costs for the years ended December 31, 2002 and 2001 totaled $4.4 million and $8.2 million, respectively. Of such amounts, $3.1 million and $6.1 million was included in general and administrative expense in 2002 and 2001, respectively, and $1.3 million and $2.1 million was capitalized in oil and gas properties in 2002 and 2001, respectively. In addition, through December 31, 2002 Plains Resources charged Plains $10.8 million under the terms of the Plains transition services agreement, prior to Plains' reorganization. Plains Resources entered into various derivative instruments to reduce Plains' exposure to decreases in the market price of crude oil. At the time of the reorganization, all open derivative instruments held by Plains Resources on Plains' behalf were assigned to Plains.

   Plains from time to time charters private aircraft from Gulf Coast Aviation Inc., or Gulf Coast, which is not affiliated with Plains or its employees. On certain occasions the airplanes that Gulf Coast charters for a Plains trip are owned by Mr. Flores. In 2002, Plains paid approximately $0.2 million to Gulf Coast in connection with airplane chartering services Gulf Coast provided to Plains using Mr. Flores' airplanes. The charters are arranged through arms-length dealings with Gulf Coast and the rates are market-based.

Spin-off Agreements

  Master Separation Agreement

   Overview. To effect Plains' separation from Plains Resources, Plains entered into a master separation agreement on July 3, 2002 with Plains Resources. The master separation agreement provides for the separation of substantially all of the upstream assets and liabilities of Plains Resources, other than its Florida operations. The master separation agreement provides for, among other things:

  .   the separation;

  .   the spin-off;

  .   cross-indemnification provisions;

  . allocation of fees related to these transactions between Plains and Plains Resources;

  . other provisions governing Plains' relationship with Plains Resources, including mandatory dispute arbitration, sharing information, confidentiality and other covenants;

  .   a noncompetition provision; and

  . Plains entering into the ancillary agreements discussed below with Plains Resources.

   Separation. To effect the separation, on July 3, 2002, Plains Resources transferred to Plains assets and liabilities related to Plains Resources' upstream business (other than its Florida operations), including the capital stock of Arguello Inc., Plains Illinois Inc., PMCT, Inc. and Plains Resources International Inc., miscellaneous upstream assets and related hedging agreements. Plains assumed the liabilities associated with the transferred assets and businesses. Except as set forth in the master separation agreement, no party made any representation or warranty as to the assets or liabilities transferred as a part of the separation, and all assets were transferred on an "as is, where is" basis.

   Reorganization. The master separation agreement provides for an internal reorganization within Plains Resources, including:

  .   Plains' conversion into a Delaware corporation; and

  . before the spin-off, the merger of Stocker Resources, Inc. (Plains' general partner before Plains converted from a limited partnership to a corporation) into Plains Resources.

   Indemnification. The master separation agreement provides for cross-indemnities intended to place sole financial responsibility on Plains for all liabilities associated with the current and historical businesses and operations Plains conduct after giving effect to the separation, regardless of the time those liabilities arose, and to place sole financial responsibility for liabilities associated with Plains Resources' other businesses with Plains Resources and its other subsidiaries. The master separation agreement also contains indemnification provisions under which Plains and Plains Resources each indemnify the other with respect to breaches by the indemnifying party of the master separation agreement or any of the ancillary agreements described below. Plains agreed to indemnify Plains Resources and its other subsidiaries against liabilities arising from misstatements or omissions in the various offering documents for the exchange offer related to Plains' 8.75% senior subordinated notes or the spin-off including related prospecti or in documents to be filed with the SEC in connection therewith, except for information regarding Plains Resources provided by Plains Resources for inclusion in such documents. Plains Resources agreed to indemnify Plains against liabilities arising from misstatements or omissions in the various offering documents for the exchange offer related to Plains' 8.75% senior subordinated notes or the spin-off, including related prospecti or in documents to be filed with the SEC in connection therewith if such information was provided by Plains Resources.

   The master separation agreement contains a general release under which Plains released Plains Resources and its subsidiaries, affiliates, successors and assigns, and Plains Resources released Plains from any liabilities arising from events between Plains on the one hand, and Plains Resources or its subsidiaries on the other hand, occurring on or before the separation, including events in connection with activities to implement the separation, this offering and the spin-off. The general release does not apply to obligations under the master separation agreement or any ancillary agreement, to liabilities transferred to Plains, to future transactions between Plains and Plains Resources, or to specified contractual arrangements.

   Other provisions. The master separation agreement also provides for: (1) mandatory arbitration to settle disputes between Plains and Plains Resources;
(2) exchange of information between Plains Resources and Plains for purposes of conducting Plains' operations, meeting regulatory requirements, responding to regulatory or judicial proceedings, meeting SEC filing requirements, and other reasons; (3) preservation of legal privileges and (4) maintaining confidentiality of each other's information.

   In addition, Plains and Plains Resources agreed to enter into a new oil marketing agreement with PAA so that the agreement only applies to Plains and to add a definite term to the agreement.

   Non-competition. The master separation agreement provides that for three years, (1) Plains Resources and its subsidiaries will be prohibited from engaging in or acquiring any business engaged in any of the "upstream" activities of acquiring, exploiting, developing, exploring for and producing oil and gas in any state in the United States (except Florida), and (2) Plains will be prohibited from engaging in any of the "midstream" activities of marketing, gathering, transporting, terminalling and storing oil and gas (except to the extent any such activities are ancillary to, or in support of, any of Plains' upstream activities.)

  Employee Matters Agreement

   Plains also entered into the employee matters agreement with Plains Resources. The employee matters agreement does not address the treatment of Messrs. Flores, Raymond and Stephens, or the executives, except with respect to the treatment of their existing options to acquire Plains Resources common stock.

   Stock options and restricted stock awards. Under the employee matters agreement, as a result of the spin-off, all outstanding options to acquire Plains Resources common stock at the time of the spin-off were "split" into (1) an equal number of options to acquire Plains Resources common stock and (2) an equal number of stock appreciation rights, or SARs, with respect to Plains common stock. The exercise price for the original Plains Resources stock options were also "split" between the new Plains Resources stock options and the SARs based on the following relative amounts: 39.5% (Plains) and 60.5% (Plains Resources).

   Also, unless otherwise provided for in the agreement governing the restricted stock award, at the time of the spin-off all restricted stock awards for Plains Resources common stock were also "split" into (1) restricted stock awards for an equal number of shares of Plains Resources common stock and (2) restricted stock awards for an equal number of shares of Plains common stock.

   All recipients of Plains' SARs and restricted stock awards have received the benefit of prior service credit at Plains Resources and would have the same amount of vesting as they had under their related Plains Resources stock options and restricted stock awards, and vesting terms would remain unchanged. Likewise, with respect to employees and directors who stay with Plains Resources, their service at Plains Resources will count towards the vesting of their SARs even though they are not employed by Plains or do not serve on Plains' board of directors.

   Unless a person is employed by or serves as a director for both Plains Resources and Plains, termination of employment or service as a director for any reason at either company will count as termination for the same reason at the other company for purposes of vesting and termination of options, SARs, and restricted stock awards. If a person is employed by or serves as a director for both Plains Resources and Plains, termination for any reason at one company will not count as termination at the other company.

   Other plans. The employee matters agreement provided that (1) before the spin-off, Plains would establish a nonqualified deferred compensation plan for certain executive officers and, to the extent that any of the executives are participants in the Plains Resources deferred compensation plan, the related assets and liabilities under the Plains Resources plan would be transferred to Plains' plan, (2) on or before the spin-off, Plains Resources would transfer its 401(k) plan and welfare benefit plans to Plains and would form a similar 401(k) plan and similar welfare benefit plans, and (3) at the time of the spin-off, Plains would establish plans that mirror the fringe benefits and company policies of Plains Resources.

   Other. Under the employee matters agreement, Plains Resources retains liability for all incurred but not reported claims occurring before the spin-off, and Plains is liable for all claims incurred on or after the spin-off related to Plains' employees.

  Tax Allocation Agreement

   On July 3, 2002, Plains entered into the tax allocation agreement, which Plains and Plains Resources amended and restated on November 20, 2002. This agreement provides that, until the spin-off, Plains continued to be included in Plains Resources' consolidated federal income tax group, and Plains' federal income tax liability will be included in the consolidated federal income tax liability of Plains Resources. The amount of taxes that Plains will pay or receive with respect to consolidated or combined returns of Plains Resources in which Plains are included generally will be determined by multiplying Plains' net taxable income included in the Plains Resources consolidated tax return by the highest marginal tax rate applicable to the income. Plains Resources will not be required to pay Plains for the use of Plains' tax attributes that come into existence before the spin-off until such time as Plains would otherwise be able to utilize such attributes.

   If Plains Resources decides not to contest a proposed adjustment relating to Plains' activities, Plains may at Plains' expense contest the adjustment, but Plains may not settle or compromise any issues related to the tax liabilities of Plains Resources.

   In general, the agreement provides that Plains will be included in Plains Resources' consolidated group for federal income tax purposes until the time of the spin-off. Each member of a consolidated group is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although this agreement allocates tax liabilities between Plains and Plains Resources during the period in which Plains was included in Plains Resources' consolidated group, Plains could be liable if any federal tax liability is incurred, but not discharged, by any other member of Plains Resources' consolidated group. In addition, to the extent Plains Resources' net operating losses are used in the consolidated return to offset Plains' taxable income from operations during the period January 1, 2002 through the spin-off, Plains will reimburse Plains Resources for the reduction in Plains' federal income tax liability resulting from the utilization of such net operating losses, but such reimbursement shall not exceed $3 million exclusive of any interest accruing under the agreement. Such liability is reflected in Plains' consolidated financial statements at December 31, 2002.

   Under the terms of this agreement, Plains agreed to indemnify Plains Resources if the spin-off is not tax-free to Plains Resources as a result of various actions taken by Plains or with respect to Plains' failure to take various actions.

   In addition, Plains agreed that, during the three-year period following the spin-off, without the prior written consent of Plains Resources, Plains would not engage in transactions that could adversely affect the tax treatment of the spin-off unless Plains obtained a supplemental tax ruling from the IRS or a tax opinion acceptable to Plains Resources of nationally recognized tax counsel to the effect that the proposed transaction would not adversely affect the tax treatment of the spin-off or provide adequate economic security to Plains Resources to ensure Plains would be able to comply with Plains' obligation under this agreement. Plains may not be able to control some of these events that could trigger this indemnification obligation.

   Plains also agreed to be liable for transfer taxes associated with the transfer of assets and liabilities in connection with the separation and the spin-off.

  Intellectual Property Agreement

   On July 3, 2002 Plains entered into the intellectual property agreement, which provides that Plains Resources will transfer to Plains ownership and all rights associated with certain trade names, trademarks, service marks and associated goodwill, including Arguello, Plains, Plains Energy, Plains

E&P, Plains Exploration & Production, Plains Illinois, Plains Petroleum, Plains Resources, Plains Resources International, PLX, PMCT, Stocker Resources and the Plains logo. In addition, Plains will grant to Plains Resources a full license to use certain trade names including Plains Energy and Plains Resources, referred to as the Plains Marks, subject to certain limitations. These licenses are not transferable or assignable without Plains' written consent, except that Plains Resources may grant its subsidiaries sublicenses to use the Plains Marks.

   Plains Resources will not attempt to register a trade name or trademark that incorporates or is confusingly similar to the Plains Marks. Also, if Plains Resources develops new trademarks using the name "Plains," it must first obtain Plains' written approval. Plains will own such new trademarks and they will be considered subject to the terms of this agreement.

   The intellectual property agreement provides that Plains Resources will conform the nature and quality of its products and services offered in connection with the Plains Marks to Plains' reasonable design and quality standards. Further, Plains Resources will use the Plains Marks only in connection with its business.

  Plains Exploration & Production Transition Services Agreement

   On July 3, 2002 Plains entered into the Plains Exploration & Production transition services agreement, under which Plains Resources provided Plains the following services, on an interim basis:

  . management services, including managing Plains' operations, evaluating investment opportunities for us, overseeing Plains' upstream activities, and staffing;

  . tax services, including preparing tax returns and preparing financial statement disclosures;

  . accounting services, including maintaining general ledgers, preparing financial statements and working with Plains' auditors;

  . payroll services, including payment processing and complying with regulations relating to payroll services;

  . insurance services, including maintaining for the interim period the existing insurance that Plains Resources provides for us;

  . employee benefits services, including administering and maintaining the employee benefit plans that cover Plains' employees;

  .   legal services, including typical and customary legal services; and

  . financial services, including helping Plains raise capital, preparing budgets and executing hedges.

   Plains Resources has charged Plains approximately $10.8 million as reimbursement of its costs of providing such services through December 31, 2002.

   This transition services agreement provides that Plains Resources will not be liable to Plains with respect to the performance of the services, except in the case of gross negligence or willful misconduct in providing the services. Plains Resources will indemnify Plains for any liabilities arising from such gross negligence or misconduct. Plains will indemnify Plains Resources for any liabilities arising directly from the performance of the services by Plains Resources, except for liabilities caused by gross negligence or willful misconduct of Plains Resources. Plains Resources will disclaim all warranties and makes no representations as to the quality, suitability or adequacy of the services provided.

   Plains Resources will continue to provide services under this agreement until June 16, 2003, unless Plains and Plains Resources decide to terminate the agreement earlier.

Plains Resources Transition Services Agreement

   On July 3, 2002 Plains entered into the Plains Resources transition services agreement, under which Plains will provide Plains Resources the following services on an interim basis beginning on a date to be determined by both Plains and Plains Resources upon the transfer by Plains Resources of substantially all of its employees to Plains:

  . tax services, including preparing tax returns and preparing financial statement disclosures;

  . accounting services, including maintaining general ledgers, preparing financial statements and working with Plains Resources auditors;

  . payroll services, including payment processing and complying with regulations relating to payroll services;

  . employee benefits services, including administering and maintaining the employee benefit plans that cover Plains Resources' employees;

  .   legal services, including typical and customary legal services; and

  . financial services, including helping Plains Resources raise capital, preparing budgets and executing hedges.

   The services provided by Plains under the Plains Resources transition services agreement and the services provided by Plains Resources under the Plains Exploration & Production transition services agreement are substantially similar, except that:

  . the Plains Resources transition services agreement did not become effective until the spin-off occurred;

  . the Plains Resources transition services agreement does not cover management services, insurance services or operational services;

  . the tax services provided under the Plains Resources transition services agreement are not subject to the tax allocation agreement discussed on pages 193 and 194; and

  . the legal services provided under the Plains Exploration & Production transition services agreement include legal services that have been historically provided for it and its subsidiaries by Plains Resources. Plains will charge Plains Resources on a monthly basis Plains' costs of providing such services.

   In addition, Plains and Plains Resources may identify additional services that Plains will provide to Plains Resources under this agreement in the future. The terms and costs of these additional services will be mutually agreed upon by Plains and Plains Resources. Plains may allow one of Plains' subsidiaries or a qualified third party to provide the services under this agreement, but Plains will be responsible for the performance of the services.

   Plains will be obligated to provide the services with substantially the same degree of care as Plains employ for Plains' own operations. Plains may change the manner in which Plains provide the services so long as Plains deem such change to be necessary or desirable for Plains' own operations.

   This transition services agreement provides that Plains will not be liable to Plains Resources with respect to the performance of the services, except in the case of gross negligence or willful misconduct in providing the services. Plains will indemnify Plains Resources for any liabilities arising from such gross negligence or misconduct. Plains Resources will indemnify Plains for any liabilities arising directly from Plains' performance of the services, except for liabilities caused by Plains' gross negligence or willful misconduct. Plains will disclaim all warranties and make no representations as to the quality, suitability or adequacy of the services provided.

   The term of this agreement expires on June 8, 2003, unless Plains and Plains Resources decide to terminate the agreement earlier. Plains and Plains Resources may agree to extend the term if necessary or desirable.

Technical Services Agreement

   On July 3, 2002 Plains entered into the technical services agreement, which provides that, beginning on a date to be determined by Plains and Plains Resources, Plains will provide Calumet Florida certain engineering and technical support services required to support operation and maintenance of the oil and gas properties owned by Calumet, including geological, geophysical, surveying, drilling and operations services, environmental and other governmental or regulatory compliance related to oil and gas activities and other oil and gas engineering services as requested, and accounting services.

   Plains Resources will reimburse Plains for Plains' costs to produce these services.

   In addition, Plains and Plains Resources may identify additional services that Plains will provide to Plains Resources under this agreement in the future. The terms and costs of these additional services will be mutually agreed upon by Plains and Plains Resources. Plains may allow one of Plains' subsidiaries or a qualified third party to provide the services under this agreement, but Plains will be responsible for the performance of the services.

   Plains and Plains Resources may agree to specific performance metrics that Plains must meet. Where no parameters are provided, Plains will (1) perform the services in accordance with the policies and procedures in effect before this agreement, (2) exercise the same care and skill as Plains exercise in performing similar services for Plains' subsidiaries, and (3) in cases where there is common personnel, equipment or facilities for services provided to Plains' subsidiaries and Plains Resources, not favor Plains Resources or Plains' subsidiaries over the other. Plains may change the manner in which Plains provide the services so long as Plains are making similar changes to the services Plains are providing to Plains' subsidiaries. Plains are not obligated to provide any service to the extent it is impracticable as a result of causes outside of Plains' control.

   The technical services agreement provides that Plains will not be liable to Plains Resources or Calumet with respect to the performance of the services, except in the case of gross negligence or willful misconduct in providing the services. Plains will indemnify Plains Resources and Calumet for any liabilities arising from such gross negligence or misconduct. Plains Resources will indemnify Plains for any liabilities arising directly from the performance of the services, except for liabilities caused by Plains' gross negligence or willful misconduct. Plains disclaim all warranties and make no representations as to the quality, suitability or adequacy of the services provided.

   Plains will provide the services until (1) Calumet is no longer a subsidiary of Plains Resources, (2) Calumet transfers substantially all of its assets to a person that is not a subsidiary of Plains Resources, (3) July 2005 or (4) when all the services are terminated as provided in the agreement. Plains Resources may terminate the agreement as to some or all of the services at any time by giving Plains at least 90 days' written notice.

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules And Reports On Form 8-K

Exhibit
Number                                      Description
-------                                     -----------

 99.4*  Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.5*  Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------
*  Filed herewith.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                             PLAINS EXPLORATION & PRODUCTION COMPANY

Date: April 30, 2003                                                         By:     /s/  STEPHEN A. THORINGTON
                                                                                 ----------------------------------
                                                                                 Stephen A. Thorington, Executive
                                                                                 Vice President and Chief Financial
                                                                                 Officer (Principal Financial
                                                                                 Officer)

                                 CERTIFICATION

I, James C. Flores, Chief Executive Officer of Plains Exploration & Production Company, certify that:

1. I have reviewed this Amendment No. 1 to annual report on Form 10-K of Plains Exploration & Production Company;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 30, 2003                                                           /s/  JAMES C. FLORES
                                                                               ----------------------------------
                                                                               Name: James C. Flores
                                                                               Title: Chairman of the Board and
                                                                               Chief      Executive Officer

                                 CERTIFICATION

I, Stephen A. Thorington, Chief Financial Officer of Plains Exploration & Production Company, certify that:

1. I have reviewed this Amendment No. 1 to annual report on Form 10-K of Plains Exploration & Production Company;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 30, 2003 /s/  STEPHEN A. THORINGTON
                     -----------------------------------
                     Name: Stephen A. Thorington
                     Title: Executive Vice President and
                           Chief Financial Officer