Form 10-Q/A
period 2003-03-31
PLAINS EXPLORATION & PRODUCTION CO
filed 2003-08-14
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment No. 1

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

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 is being filed solely to include as Exhibits 99.1 and 99.2 those certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, which, although executed at the time of the original filing, were inadvertently omitted from the original filing of the Form 10-Q, and to include immediately after the signature in the body of the Form 10-Q those certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, which were inadvertently filed as Exhibits 99.1 and 99.2 to the original filing of the Form 10-Q. No revisions have been made to the Registrant’s financial statements or any other disclosure contained in such Form 10-Q.

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

Note 4—Long-Term Debt

At March 31, 2003 long-term debt consisted of:

	Current	Long- Term
$300 million revolving credit facility	$—	$32,500
8.75% senior subordinated notes, net of
unamortized discount of $3.1 million	—	196,908
Other	511	511

	$511	$229,919

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

PLAINS EXPLORATION & PRODUCTION COMPANY.

Date: August 14, 2003	By:	/s/ STEPHEN A. THORINGTON
Stephen A. Thorington Executive Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

I, James C. Flores, Chairman of the Board and Chief Executive Officer of Plains Exploration & Production Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Plains Exploration & Production Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES C. FLORES
Name: James C. Flores Title: Chairman of the Board and Chief Executive Officer

Date: August 14, 2003

CERTIFICATION

I, Stephen A. Thorington, Executive Vice President and Chief Financial Officer of Plains Exploration & Production Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Plains Exploration & Production Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEPHEN A. THORINGTON
Name: Stephen A. Thorington Title: Executive Vice President and Chief Financial Officer

Date: August 14, 2003