Form 10-Q
period 2003-09-30
PLAINS EXPLORATION & PRODUCTION CO
filed 2003-11-07
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-31470

PLAINS EXPLORATION & PRODUCTION COMPANY

(Exact name of registrant as specified in its charter)

Delaware	33-0430755
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

700 Milam Street, Suite 3100

Houston, Texas 77002

(Address of principal executive offices)

(Zip Code)

(832) 239-6000

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

40.3 million shares of Common Stock, $0.01 par value, issued and outstanding at October 31, 2003.

PLAINS EXPLORATION & PRODUCTION COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets (Unaudited)
September 30, 2003 and December 31, 2002	3
Consolidated Statements of Income (Unaudited)
For the three and nine months ended September 30, 2003 and 2002	4
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2003 and 2002	5
Consolidated Statements of Comprehensive Income (Unaudited)
For the three and nine months ended September 30, 2003 and 2002	6
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the nine months ended September 30, 2003	7
Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION	42

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	September 30, 2003	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$4	$1,028
Accounts receivable—Plains All American Pipeline, L.P.	20,951	22,943
Other accounts receivable	25,689	5,925
Commodity hedging contracts	2,615	2,594
Inventories	5,438	5,198
Other current assets	6,680	1,051

	61,377	38,739

Property and Equipment, at cost
Oil and gas properties—full cost method
Subject to amortization	1,003,656	629,454
Not subject to amortization	85,630	30,045
Other property and equipment	4,184	2,207

	1,093,470	661,706
Less allowance for depreciation, depletion and amortization	(169,727)	(168,494)

	923,743	493,212

Goodwill	147,383	—

Other Assets	17,877	18,929

	$1,150,380	$550,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$67,129	$40,012
Commodity hedging contracts	29,722	24,572
Royalties payable	18,780	11,873
Interest payable	6,455	9,207
Current maturities of long-term debt	511	511

	122,597	86,175

Long-Term Debt
8.75% senior subordinated notes	276,949	196,855
Revolving credit facility	226,200	35,800
Other	—	511

	503,149	233,166

Asset Retirement Obligation	32,457	—

Other Long-Term Liabilities	16,713	6,303

Deferred Income Taxes	120,610	51,416

Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common stock	405	244
Additional paid-in capital	321,996	174,279
Retained earnings	53,650	12,155
Accumulated other comprehensive income	(21,147)	(12,858)
Treasury stock	(50)	—

	354,854	173,820

	$1,150,380	$550,880

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues
Oil sales to Plains All American Pipeline, L.P.	$58,903	$55,957	$178,496	$137,633
Other oil sales	5,366	—	7,002	—
Oil hedging	(11,416)	(7,616)	(37,671)	(8,070)
Gas sales	37,011	2,552	57,240	7,130
Gas hedging	(357)	—	(1,805)	—
Other operating revenues	260	14	667	27

	89,767	50,907	203,929	136,720

Costs and Expenses
Production expenses	24,599	20,601	66,950	53,355
Production and ad valorem taxes	3,893	1,143	6,749	3,471
Gathering and transportation expenses	969	—	1,296	—
General and administrative
G&A excluding items below	5,517	2,636	14,274	7,362
Stock appreciation rights	4,670	—	7,317	—
Merger related costs	2,007	—	3,104	—
Depreciation, depletion and amortization	15,215	7,755	33,083	21,262
Accretion of asset retirement obligation	730	—	1,906	—

	57,600	32,135	134,679	85,450

Income from Operations	32,167	18,772	69,250	51,270
Other Income (Expense)
Interest expense	(6,936)	(5,009)	(17,130)	(14,427)
Extinguishment of debt	(224)	—	(224)	—
Expenses of terminated public equity offering	—	(1,700)	—	(1,700)
Interest and other income (expense)	234	78	67	114

Income Before Income Taxes and Cumulative Effect of Accounting Change	25,241	12,141	51,963	35,257
Income tax expense
Current	(271)	(1,642)	(2,700)	(5,660)
Deferred	(11,632)	(3,081)	(20,092)	(8,097)

Income Before Cumulative Effect of Accounting Change	13,338	7,418	29,171	21,500
Cumulative effect of accounting change, net of tax	—	—	12,324	—

Net Income	$13,338	$7,418	$41,495	$21,500

Earnings Per Share (in dollars)
Basic
Income before cumulative effect of accounting change	$0.33	$0.31	$0.94	$0.89
Cumulative effect of accounting change	—	—	0.40	—

	$0.33	$0.31	$1.34	$0.89

Diluted
Income before cumulative effect of accounting change	$0.33	$0.31	$0.93	$0.89
Cumulative effect of accounting change	—	—	0.39	—

	$0.33	$0.31	$1.32	$0.89

Weighted Average Shares Outstanding
Basic	40,106	24,200	31,029	24,200
Diluted	40,726	24,200	31,415	24,200

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of dollars)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,495	$21,500
Items not affecting cash flows from operating activities
Depreciation, depletion and amortization	33,083	21,262
Accretion of asset retirement obligation	1,906	—
Deferred income taxes	20,092	8,097
Cumulative effect of adoption of accounting change	(12,324)	—
Noncash compensation	9,386	—
Other noncash items	352	372
Change in assets and liabilities from operating activities, net of effect of acquisition
Accounts receivable and other assets	2,399	(11,010)
Accounts payable and other liabilities	(23,291)	18,132

Net cash provided by operating activities	73,098	58,353

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(95,024)	(53,589)
Acquisition of 3TEC Energy Corporation, net of cash acquired	(252,348)	—
Proceeds from sale of oil and gas properties	8,517	—
Other	(1,759)	(55)

Net cash used in investing activities	(340,614)	(53,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in revolving credit facility	190,400	90,700
Principal payments of long-term debt	(511)	(511)
Proceeds from debt issuance	80,061	196,752
Debt issuance costs	(4,143)	(5,469)
Contribution from Plains Resources Inc.	510	5,000
Distribution to Plains Resources Inc.	—	(311,964)
Receipts from Plains Resources Inc.	—	21,536
Other	175	—

Net cash provided by financing activities	266,492	(3,956)

Net increase (decrease) in cash and cash equivalents	(1,024)	753
Cash and cash equivalents, beginning of period	1,028	13

Cash and cash equivalents, end of period	$4	$766

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income	$13,338	$7,418	$41,495	$21,500

Other Comprehensive Income (Loss)
Commodity hedging contracts, net of tax
Change in fair value	236	(9,902)	(31,785)	(34,882)
Reclassification adjustment for settled contracts	6,975	4,621	23,389	4,562
Other, net of tax	31	(167)	107	(167)

	7,242	(5,448)	(8,289)	(30,487)

Comprehensive Income (Loss)	$20,580	$1,970	$33,206	$(8,987)

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(share and dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, December 31, 2002	$24,224	$244	$174,279	$12,155	$(12,858)	—	$—	$173,820
Net income	—	—	—	41,495	—	—	—	41,495
Contributions by Plains Resources Inc.	—	—	510	—	—	—	—	510
Issuance of common stock
Acquisition of 3TEC Energy Corporation	16,070	161	152,025	—	—	—	—	152,186
Other	20		206	—	—	—	—	206
Restricted stock awards
Deferred compensation	—	—	1,885	—	—	—	—	1,885
Spin-off by Plains Resources Inc.	—	—	(6,909)		—	—	—	(6,909)
Other comprehensive income	—	—	—	—	(8,289)	—	—	(8,289)
Repurchase of common stock	—	—	—	—	—	(4)	(50)	(50)

Balance, September 30, 2003	40,314	$405	$321,996	$53,650	$(21,147)	$(4)	$(50)	$354,854

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Organization and Significant Accounting Policies

Organization

The consolidated financial statements of Plains Exploration & Production Company (“Plains”, “PXP”, “us”, “our”, or “we”) include the accounts of our wholly owned subsidiaries. We are an independent energy company engaged in the “upstream” oil and gas business of acquiring, exploiting, developing, exploring for and producing oil and gas. Our activities are all located in the United States.

Prior to December 18, 2002, we were a wholly owned subsidiary of Plains Resources Inc., or Plains Resources. On July 3, 2002, Plains Resources contributed to us: (i) 100% of the capital stock of its wholly owned subsidiaries that owned oil and gas properties offshore California and in Illinois; and (ii) all amounts payable to it by us and our subsidiary companies (the “reorganization”). On December 18, 2002, Plains Resources distributed 100% of the issued and outstanding shares of our common stock to its stockholders. Plains Resources received a favorable private letter ruling from the Internal Revenue Service stating that, for United States federal income tax purposes, the distribution by Plains Resources of our common stock qualified as a tax-free distribution under Section 355 of the Internal Revenue Code.

On June 4, 2003, we acquired 3TEC Energy Corporation, or 3TEC. We have accounted for the acquisition as a purchase with effect from June 1, 2003. See Note 2.

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

These consolidated financial statements and related notes present our consolidated financial position as of September 30, 2003 and December 31, 2002, the results of our operations and our comprehensive income for the three and nine months ended September 30, 2003 and 2002, our cash flows for the nine months ended September 30, 2003 and 2002 and the changes in our stockholders’ equity for the nine months ended September 30, 2003. All adjustments, consisting only of normal recurring adjustments, that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year statements to conform to the current year presentation. The results for the three and nine months ended September 30, 2003, are not necessarily indicative of the final results to be expected for the full year.

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

Accounting Policies

Asset Retirement Obligations.    Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract. When the liability is initially recorded, the entity is required to capitalize the retirement cost of the related long-lived asset. Each period the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. In prior periods we included estimated future costs of abandonment and dismantlement in our full cost amortization base and these costs were amortized as a component of our depletion expense.

At January 1, 2003, the present value of our future asset retirement obligation for oil and gas properties and equipment was $26.5 million. The cumulative effect of our adoption of SFAS 143 and the change in accounting principle resulted in an increase in net income during the first quarter of 2003 of $12.3 million (reflecting a $30.8 million decrease in accumulated depreciation, depletion and amortization, partially offset by $10.6 million in accretion expense, and $7.9 million in income taxes). We recorded a liability of $26.5 million and an asset of $15.9 million in connection with the adoption of SFAS 143. Adopting SFAS No. 143 did not impact our cash flows.

The following table illustrates the changes in our asset retirement obligation during the period (in thousands):

	Nine Months Ended September 30,
	2003		2002
			Pro forma
Asset retirement obligation—beginning of period	$26,540		$21,278
Liabilities incurred	5,156		—
Accretion expense	1,906		1,141
Asset retirement costs incurred	(654)		—

Asset retirement obligation—end of period	$32,948	(1)	$22,419

(1)	$491 included in current liabilities.

The following table illustrates on a pro forma basis the effect on our net income and earnings per share as if SFAS 143 had been applied during the three and nine months ended September 30, 2002 (thousands of dollars, except per share data):

	Proforma
	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Net income—as reported	$7,418	$21,500
Adjustment for effect of change in accounting that is retroactively applied, net of tax	463	961

Pro forma net income	$7,881	$22,461

Earnings per share:
Basic—as reported	$0.31	$0.89
Adjustment for effect of change in accounting that is retroactively applied, net of tax	0.02	0.04

Basic—pro forma	$0.33	$0.93

Diluted—as reported	$0.31	$0.89
Adjustment for effect of change in accounting that is retroactively applied, net of tax	0.02	0.04

Diluted—pro forma	$0.33	$0.93

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

Earnings Per Share.    In September 2002, we were capitalized with 24.2 million shares of common stock, all of which were owned by Plains Resources. In accordance with SEC Staff Accounting Bulletin No. 98, this capitalization has been retroactively reflected for purposes for calculating earnings per share for the three months and nine months ended September 30, 2002. The weighted average shares outstanding for computing both basic and diluted earnings per share was 24.2 million shares for such periods in 2002.

For the three months and nine months ended September 30, 2003 the weighted average shares outstanding for computing basic earning per share were 40.1 million and 31.0 million, respectively, and the weighted average shares outstanding for computing diluted earning per share were 40.7 million and 31.4 million, respectively. The weighted average shares outstanding for computing diluted earnings per share in 2003 include the effect of unvested restricted stock and restricted stock units. In computing EPS, no adjustments were made to reported net income.

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

Inventory.    Oil inventories are carried at the lower of the cost to produce or market value. Materials and supplies inventory is stated at the lower of cost or market with cost determined on an average cost method. Inventory consists of the following (in thousands):

	September 30, 2003	December 31, 2002
Oil	$777	$730
Materials and supplies	4,661	4,468

	$5,438	$5,198

Other Assets.    Other assets consists of the following (in thousands):

	September 30, 2003	December 31, 2002
Land	$8,853	$8,853
Commodity hedging contracts	547	1,432
Debt issue costs, net	8,350	5,485
Other	127	3,159

	$17,877	$18,929

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

Under the terms of a tax allocation agreement, our taxable income or loss prior to the spin-off was included in the consolidated income tax returns filed by Plains Resources. To the extent Plains Resources’ net operating losses were used in the consolidated return to offset our taxable income from operations during the period January 1, 2002 through the spin-off, we will reimburse Plains Resources for the reduction in our federal income tax liability resulting from the utilization of such net operating losses, but such reimbursement shall not exceed $3.0 million exclusive of any interest accruing under the agreement. At September 30, 2003 other long-term liabilities includes $3.0 million payable to Plains Resources with respect to the utilization of net operating losses. Such amount will be paid to Plains Resources in periods in which they are in a currently taxable position.

Income tax obligations reflected in our financial statements in periods prior to the spin-off are calculated assuming we filed a separate consolidated income tax return. To reflect differences between the amounts included in our financial statements at December 31, 2002 and the final 2002 tax returns filed by us and Plains Resources, income tax expense for the three months and nine months ended September 30, 2003 includes a $1.6 million charge (a $3.7 million deferred tax expense that includes a

$1.7 million adjustment to reflect an increase in our effective state income tax rate, partially offset by a $2.1 million current tax benefit) and our deferred tax liability at December 31,2002 has been adjusted by $4.8 million. Such adjustments resulted in a $6.9 million decrease in our Additional Paid-in Capital.

Recent Accounting Pronouncements.    The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149) on April 30, 2003. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no effect on our financial statements.

In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no impact on our financial statements.

Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards, No. 142, Goodwill and Intangible Assets (SFAS 142) were issued by the FASB in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. One interpretation in applying these standards is that these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may be classified separately from oil and gas properties, as intangible assets on our balance sheets. In addition, the disclosures required by SFAS 141 and 142 relative to intangibles would be included in the notes to financial statements. Historically, we, like many other oil and gas companies, have included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after SFAS 141 and 142 became effective.

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

As of September 30, 2003, we had undeveloped leaseholds of approximately $74.0 million that would be classified on our balance sheet as “intangible undeveloped leasehold” and developed leaseholds of an estimated $256.0 million that would be classified as “intangible developed leasehold” if we applied the interpretations described above. The amounts that would be subject to this classification included in our historical balance sheet prior to the acquisition of 3TEC is not material.

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

Note 2—Acquisition of 3TEC Energy Corporation

On June 4, 2003, we acquired 3TEC (the “merger”), for approximately $312.9 million in cash and common stock plus $90.0 million to retire 3TEC’s outstanding debt. In the transaction, each 3TEC common share was converted in to 0.85 of a share of our common stock and $8.50 in cash. In connection with the merger, we paid cash consideration to the common shareholders of approximately $152.4 million and issued 15.3 million shares. In addition, we paid cash consideration of $8.3 million and issued 0.8 million common shares to redeem outstanding warrants. The cash portion of the purchase price was funded by the issuance of $75.0 million of senior subordinated notes and amounts borrowed under our revolving credit facility. We have accounted for the acquisition of 3TEC as a purchase effective June 1, 2003.

The calculation of the purchase price and the preliminary allocation to assets and liabilities as of September 30, 2003 are shown below. The average PXP common stock price is based on the average closing price of PXP common stock during the five business days commencing two days before the merger was announced. The purchase price allocation is preliminary because certain items such as the determination of the final tax bases and fair value of the assets and liabilities as of the acquisition date have not been completed.

(in thousands, except share price)
Calculation and preliminary allocation of purchase price:
Shares of PXP common stock issued to 3TEC stockholders	16,070
Average PXP stock price	$9.47

Fair value of common stock issued	152,186
Cash to 3TEC stockholders and warrantholders	160,720
3TEC debt retired in the merger (including accrued interest)	90,065
Merger costs incurred by PXP	5,041

Total purchase price	$408,012

Fair value of assets acquired and liabilities assumed:
Current assets	$23,349
Oil and gas properties and equipment
Subject to amortization	272,342
Not subject to amortization	61,116
Other properties and equipment	218
Goodwill	147,383
Current liabilities	(49,555)
Deferred tax liability related to the merger	(42,447)
Other long-term liabilities	(4,394)

Total purchase price	$408,012

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

Pro Forma Information

The following unaudited pro forma information for the three months ended September 30, 2002 and the nine months ended September 30, 2003 and 2002 has been prepared based on our historical consolidated statements of income and the historical consolidated statements of income of 3TEC. Such pro forma information for 2003 and 2002 assumes the merger and the issuance of $75.0 million of 8.75% senior subordinated notes on May 31, 2003 occurred on January 1, 2003 and January 1, 2002, respectively. Such pro forma information for 2002 also assumes the following 2002 transactions occurred on January 1, 2002: (i) the reorganization and spin-off, discussed in Note 1; and (ii) the July 3, 2002 issuance of $200.0 million of 8.75% senior subordinated notes, discussed in Note 4.

We believe the assumptions used provide a reasonable basis for presenting the significant effects directly attributable to the pro forma transactions. This pro forma financial information does not purport to represent what our results of operations would have been if such transactions had occurred on such dates.

	Three Months Ended September 30, 2002	Nine Months Ended September 30,
(in thousands, except per share data)		2003	2002
Revenues	$75,234	$277,524	$207,446
Income from operations	22,635	113,085	70,490
Income before the cumulative effect of accounting change	8,928	32,368	25,384
Net income	8,928	44,692	25,384
Earnings per share
Basic
Before cumulative effect of accounting change	$0.22	$0.80	$0.63
Cumulative effect of accounting change	—	0.31	—

Net income	$0.22	$1.11	$0.63

Diluted
Before cumulative effect of accounting change	$0.22	$0.80	$0.63
Cumulative effect of accounting change	—	0.30	—

Net income	$0.22	$1.10	$0.63

Weighted average shares outstanding
Basic	40,270	40,103	40,101
Diluted	40,270	40,489	40,101

Prior to the merger, 3TEC held certain derivative instruments that had not been qualified for hedge accounting under the provisions of SFAS 133. Accordingly, unrealized gains and losses with respect to such derivatives were recognized currently in 3TEC’s results of operations and are reflected in this manner in the pro forma information presented above. Unrealized gains (losses) included in 3TEC’s results of operations totaled ($15.5) million for the nine months ended September 30, 2003 and $3.1 million and ($9.3) million for the three months and nine months ended September 30, 2002, respectively. At the time of the merger such derivative instruments were assigned to us and in accordance with the provisions of SFAS 133 were qualified for hedge accounting.

Note 3—Derivative Instruments and Hedging Activities

We have entered into various derivative instruments to reduce our exposure to fluctuations in the market price of oil and gas. The derivative instruments consist primarily of swap and option contracts entered into with financial institutions. Derivative instruments are accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS 137, SFAS 138 and SFAS 149 (SFAS 133). All derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. If the derivative qualifies for hedge accounting, the unrealized gain or loss on the derivative is deferred in Accumulated Other Comprehensive Income (OCI), a component of Stockholders Equity. At September 30, 2003, all open positions qualified for hedge accounting.

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

At September 30, 2003, OCI consisted of $35.4 million ($21.0 million net of tax) of unrealized losses on our oil and gas hedging instruments, a $0.2 million ($0.1 million, net of tax) loss related to our interest rate swap and $0.1 million ($0.1 million, net of tax) related to pension liabilities. The assets and liabilities related to our open commodity hedging instruments were included in current assets ($2.6 million), other assets ($0.5 million), current liabilities ($29.7 million), other long-term liabilities ($9.0 million) and deferred income taxes (a tax benefit of $14.5 million).

During the three and nine months ended September 30, 2003, $11.8 million ($7.0 million net of tax) and $39.5 million ($23.4 million net of tax) in losses from the settlement of oil and gas hedging instruments were reclassified from OCI and charged to income as a reduction of oil and gas revenues. As of September 30, 2003, $26.9 million ($15.9 million, net of tax) of deferred net losses on oil and gas hedging instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period as the hedged volumes are produced and sold.

At September 30, 2003, we had the following open hedge positions:

	Bbls / MMBtu Per Day
	2003	2004	2005
Crude Oil Swaps
Average price $24.10 per Bbl	20,250	—	—
Average price $23.89 per Bbl	—	18,500	—
Average price $23.85 per Bbl	—	—	7,500

Natural Gas Swaps
Average price $5.02 per MMBtu	50,000	—	—
Average price $4.45 per MMBtu	—	20,000	—

Natural Gas Costless Collars
Floor price of $4.00 per MMBtu	—	20,000	—
Cap price of $5.15 per MMBtu

Location and quality differentials attributable to our properties are not included in the foregoing prices. Because of the quality and location of our oil and gas production, these adjustments will affect our net price.

Our average realized price for oil is sensitive to changes in location and quality differential adjustments as set forth in our oil sales contracts. At September 30, 2003, we had basis risk swap contracts on our Illinois Basin production through December 31, 2003. The swaps fix the location differential portion of 2,500 barrels per day at $0.31 per barrel for the fourth quarter of 2003.

We utilize interest rate swaps to manage the interest rate exposure on our long-term debt. We currently have an interest rate swap agreement that expires in October 2004 that fixes the interest rate on $7.5 million of borrowings under our credit facility at 3.9% plus the LIBOR margin set forth in the credit facility (1.6% at September 30, 2003).

Note 4—Long-Term Debt

At September 30, 2003 long-term debt consisted of:

	Current	Long-Term
Revolving credit facility	$—	$226,200
8.75% senior subordinated notes, including unamortized premium of $2.0 million	—	276,949
Other	511	—

	$511	$503,149

Revolving credit facility

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

Amounts borrowed under the credit facility bear an annual interest rate, at our election, equal to either: (i) the Eurodollar rate, plus from 1.375% to 2.00%; or (ii) the greatest of (1) the prime rate, as determined by JP Morgan Chase Bank, (2) the certificate of deposit rate, plus 1.0%, or (3) the federal funds rate, plus 0.5%; plus an additional 0.125% to 0.75% for each of (1)-(3). The amount of interest payable on outstanding borrowings is based on (1) the utilization rate as a percentage of the total amount of funds borrowed under the credit facility to the borrowing base and (2) our long-term debt rating. Commitment fees and letter of credit fees under the credit facility are based on the utilization rate and our long-term debt rating. Commitment fees range from 0.375% to 0.5% of the unused portion of the borrowing base. Letter of credit fees range from 1.375% to 2.0%. The issuer of any letter of credit receives an issuing fee of 0.125% of the undrawn amount.

The credit facility contains negative covenants that limit our ability, as well as the ability of our subsidiaries, among other things, to incur additional debt, pay dividends on stock, make distributions of cash or property, change the nature of our business or operations, redeem stock or redeem subordinated debt, make investments, create liens, enter into leases, sell assets, sell capital stock of subsidiaries, create subsidiaries, guarantee other indebtedness, enter into agreements that restrict dividends from subsidiaries, enter into certain types of swap agreements, enter into gas imbalance or take-or-pay arrangements, merge or consolidate and enter into transactions with affiliates. In addition, the credit facility requires us to maintain a current ratio, which includes availability, of at least 1.0 to 1.0 and a minimum tangible net worth (as defined). At September 30, 2003, we were in compliance with the covenants contained in our credit facility and could have borrowed the full amount available under the credit facility.

8.75% senior subordinated notes

On May 30, 2003, we issued $75.0 million principal amount of 8.75% senior subordinated notes due 2012 (the “8.75% notes”) at an issue price of 106.75%. The proceeds were used to fund a portion of the cost of the merger.

At September 30, 2003, we had $275.0 million principal amount of 8.75% notes outstanding. The 8.75% notes are our unsecured general obligations, are subordinated in right of payment to all of our existing and future senior indebtedness and are jointly and severally guaranteed on a full, unconditional basis by all of our existing and future domestic restricted subsidiaries. The indenture governing the 8.75% notes contains covenants that limit our ability, as well as the ability of our subsidiaries, among other things, to incur additional indebtedness, make certain investments, make restricted payments, sell assets, enter into agreements containing dividends and other payment restrictions affecting subsidiaries, enter into transactions with affiliates, create liens, merge, consolidate and transfer assets and enter into different lines of business. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase. The indenture governing the 8.75% notes permitted the spin-off and the spin-off did not, in itself, constitute a change of control for purposes of the indenture. The merger did not constitute a change of control for purposes of the indenture.

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

Note 5—Related Party Transactions

In connection with the reorganization and the spin-off we entered into certain agreements with Plains Resources, including a master separation agreement; an intellectual property agreement; the Plains Exploration & Production transition services agreement; the Plains Resources transition services agreement; and a technical services agreement. For the nine months ended September 30, 2003 we billed Plains Resources $0.4 million for services provided by us under these agreements and Plains Resources billed us $0.1 million for services they provided to us under these agreements.

We charter private aircraft from Gulf Coast Aviation Inc. (“Gulf Coast”), a corporation that from time-to-time leases aircraft owned by our Chief Executive Officer. In the first nine months of 2003, we paid Gulf Coast $0.7 million in connection with charter services in which our Chief Executive Officer’s aircraft were used. The charter services were arranged through arms-length dealings and the rates were market-based.

Prior to the reorganization, we used a centralized cash management system under which our cash receipts were remitted to Plains Resources and our cash disbursements were funded by Plains Resources. We were charged interest on any amounts, other than income taxes payable, due to Plains Resources at the average effective interest rate of Plains Resources’ long-term debt. For the first nine months of 2002 we were charged $10.7 million of interest on amounts payable to Plains Resources.

To compensate Plains Resources for services rendered, we were allocated direct and indirect corporate and administrative costs of Plains Resources. For the first nine months of 2002 such costs totaled $4.4 million.

Plains All American Pipeline, L.P. (“PAA”), a publicly-traded master limited partnership, is an affiliate of Plains Resources. Certain of our officers and directors are officers and directors of Plains Resources. PAA is the exclusive marketer/purchaser for all of our equity oil production, including the royalty share of production, from properties owned prior to the merger. The marketing agreement provides that PAA will purchase for resale at market prices all of our equity oil production for which PAA charges a fee of $0.20 per barrel. During the three months and nine months ended September 30, 2003 and 2002, the following amounts were recorded with respect to such transactions (in thousands of dollars).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales of oil to PAA
PXP’s share	$58,903	$55,957	$178,496	$137,633
Royalty owners’ share	11,011	10,440	33,796	25,375

	$69,914	$66,397	$212,292	$163,008

Charges for PAA marketing fees	$437	$407	$1,294	$1,204

Note 6—Commitments and Contingencies

In the ordinary course of business, we are a claimant and/or defendant in various legal proceedings. In particular, we are required to indemnify Plains Resources for any liabilities it incurs in connection with a lawsuit it (through a predecessor in interest, Stocker Resources, Inc.) has regarding an electric services contract with Commonwealth Energy Corporation. In this lawsuit, Plains Resources is seeking a declaratory judgment that it was entitled to terminate the contract and that Commonwealth has no basis for proceeding against a related $1.5 million performance bond. In a countersuit against Plains Resources, Commonwealth is seeking unspecified damages. The two cases have been consolidated and set for trial in December 2003. We understand that Plains Resources intends to defend its rights vigorously in this matter. While the outcome of these lawsuits cannot be predicted with certainty and could have a material adverse effect on our financial position, we do not believe that the outcome of these legal proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

Note 7—Supplemental Cash Flow Information

Cash payments for interest and taxes were (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Cash payments for interest	$11,561	$567	$21,770	$567

Cash payments for taxes	$779	$143	$3,581	$469

The merger involved non-cash consideration as follows (in thousands of dollars);

Fair value of common stock issued	$152,186
Current liabilities assumed	49,555
Other long-term liabilities assumed	4,394
Deferred income tax liability	42,447

$248,582

Note 8—Property Divestments

In September 2003, we sold our interest in 27 predominantly non-operated and noncore fields in the Permian Basin, the Texas Panhandle, the Mid-continent Area, Arkansas, Mississippi, and North Dakota for aggregate proceeds of approximately $14.3 million of which $8.3 million had been collected at September 30, 2003. Production from these fields was approximately 450 net equivalent barrels per day.

Note 9—Consolidating Financial Statements

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATING BALANCE SHEET (Unaudited)

SEPTEMBER 30, 2003

(in thousands)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$3	$1	$—	$4
Accounts receivable and other current assets	22,944	30,376	—	53,320
Commodity hedging contracts	485	2,130	—	2,615
Inventories	3,987	1,451	—	5,438

	27,419	33,958	—	61,377

Property and Equipment, at cost
Oil and natural gas properties—full cost method
Subject to amortization	562,448	441,208	—	1,003,656
Not subject to amortization	22,231	63,399	—	85,630
Other property and equipment	3,641	543	—	4,184

	588,320	505,150	—	1,093,470
Less allowance for depreciation, depletion and amortization	(60,548)	(109,179)	—	(169,727)

	527,772	395,971	—	923,743

Goodwill	—	147,383	—	147,383

Investment in and Advances to Subsidiaries	452,287	—	(452,287)	—

Other Assets	19,177	(1,300)	—	17,877

	$1,026,655	$576,012	$(452,287)	$1,150,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$45,422	$46,942	$—	$92,364
Commodity hedging contracts	13,700	16,022	—	29,722
Current maturities on long-term debt	511	—	—	511

	59,633	62,964	—	122,597

Long-Term Debt	503,149	—	—	503,149

Asset Retirement Obligation	17,422	15,035	—	32,457

Other Long-Term Liabilities	11,262	5,451	—	16,713

Payable to Parent	—	466,000	(466,000)	—

Deferred Income Taxes	80,335	40,275	—	120,610

Stockholders’ Equity
Stockholders’ equity	376,001	(3,642)	3,642	376,001
Accumulated other comprehensive income	(21,147)	(10,071)	10,071	(21,147)

	354,854	(13,713)	13,713	354,854

	$1,026,655	$576,012	$(452,287)	$1,150,380

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATING STATEMENTS OF INCOME (Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales to Plains All American Pipeline, L.P.	$41,242	$17,661	$—	$58,903
Other oil sales	—	5,366	—	5,366
Gas sales	3,921	33,090	—	37,011
Hedging	(6,978)	(4,795)	—	(11,773)
Other operating revenues	—	260	—	260

	38,185	51,582	—	89,767

Costs and Expenses
Production expenses	12,010	12,589	—	24,599
Production and ad valorem taxes	1,131	2,762	—	3,893
Transportation expenses	—	969	—	969
General and administrative				—
G&A, excluding items below	3,587	1,930	—	5,517
Stock appreciation rights	4,670	—	—	4,670
Merger related costs	2,007	—	—	2,007
Depreciation, depletion and amortization	3,166	12,049	—	15,215
Accretion of asset retirement obligation	368	362	—	730

	26,939	30,661	—	57,600

Income from Operations	11,246	20,921	—	32,167
Other Income (Expense)
Equity in earnings of subsidiaries	11,659	—	(11,659)	—
Extinguishment of debt	(224)	—	—	(224)
Interest expense	(5,641)	(1,295)	—	(6,936)
Interest and other income	234	—	—	234

Income Before Income Taxes and Cumulative Effect of Accounting Change	17,274	19,626	(11,659)	25,241
Income tax expense
Current	3,864	(4,135)	—	(271)
Deferred	(7,800)	(3,832)	—	(11,632)

Net Income	$13,338	$11,659	$(11,659)	$13,338

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATING STATEMENTS OF INCOME (Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2002

(in thousands)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales to Plains All American Pipeline, L.P.	$38,166	$17,791	$—	$55,957
Gas sales	2,552	—	—	2,552
Hedging	(5,494)	(2,122)	—	(7,616)
Other operating revenues	—	14	—	14

	35,224	15,683	—	50,907

Costs and Expenses
Production expenses	12,919	7,682	—	20,601
Production and ad valorem taxes	1,074	69	—	1,143
General and administrative	2,336	300	—	2,636
Depreciation, depletion and amortization	5,141	2,614	—	7,755

	21,470	10,665	—	32,135

Income from Operations	13,754	5,018	—	18,772
Other Income (Expense)
Equity in earnings of subsidiaries	2,449	—	(2,449)	—
Interest expense	(3,597)	(1,412)	—	(5,009)
Interest and other income	(223)	301	—	78
Expenses of terminated public equity offering	(1,700)	—	—	(1,700)

Income Before Income Taxes	10,683	3,907	(2,449)	12,141
Income tax expense
Current	1,175	(2,817)	—	(1,642)
Deferred	(4,440)	1,359	—	(3,081)

Net Income	$7,418	$2,449	$(2,449)	$7,418

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATING STATEMENTS OF INCOME (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales to Plains All American Pipeline, L.P.	$121,163	$57,333	$—	$178,496
Other oil sales	—	7,002	—	7,002
Gas sales	12,150	45,090	—	57,240
Hedging	(23,100)	(16,376)	—	(39,476)
Other operating revenues	—	667	—	667

	110,213	93,716	—	203,929

Costs and Expenses
Production expenses	35,296	31,654	—	66,950
Production and ad valorem taxes	3,035	3,714	—	6,749
Transportation expenses	—	1,296	—	1,296
General and administrative	—
G&A, excluding items below	11,333	2,941	—	14,274
Stock appreciation rights	7,317	—	—	7,317
Merger related costs	3,104	—	—	3,104
Depreciation, depletion and amortization	14,100	18,983	—	33,083
Accretion of asset retirement obligation	1,086	820	—	1,906

	75,271	59,408	—	134,679

Income from Operations	34,942	34,308	—	69,250
Other Income (Expense)
Equity in earnings of subsidiaries	18,598	—	(18,598)	—
Extinguishment of debt	(224)	—	—	(224)
Interest expense	(13,015)	(4,115)	—	(17,130)
Interest and other income	58	9	—	67

Income Before Income Taxes and Cumulative Effect of Accounting Change	40,359	30,202	(18,598)	51,963
Income tax expense
Current	4,734	(7,434)	—	(2,700)
Deferred	(15,277)	(4,815)	—	(20,092)

Income Before Cumulative Effect of Accounting Change	29,816	17,953	(18,598)	29,171
Cumulative effect of accounting change, net of tax benefit	11,679	645	—	12,324

Net Income	$41,495	$18,598	$(18,598)	$41,495

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATING STATEMENTS OF INCOME (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2002

(in thousands)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales to Plains All American Pipeline, L.P.	$98,884	$38,749	$—	$137,633
Gas sales	7,130	—	—	7,130
Hedging	(6,192)	(1,878)	—	(8,070)
Other operating revenues	—	27	—	27

	99,822	36,898	—	136,720

Costs and Expenses
Production expenses	34,871	18,484	—	53,355
Production and ad valorem taxes	3,271	200	—	3,471
General and administrative	6,281	1,081	—	7,362
Depreciation, depletion and amortization	15,126	6,136	—	21,262

	59,549	25,901	—	85,450

Income from Operations	40,273	10,997	—	51,270
Other Income (Expense)
Equity in earnings of subsidiaries	4,039	—	(4,039)	—
Interest expense	(9,600)	(4,827)	—	(14,427)
Interest and other income	(200)	314	—	114
Expenses of terminated public equity offering	(1,700)	—	—	(1,700)

Income Before Income Taxes	32,812	6,484	(4,039)	35,257
Income tax expense
Current	(1,711)	(3,949)	—	(5,660)
Deferred	(9,601)	1,504	—	(8,097)

Net Income	$21,500	$4,039	$(4,039)	$21,500

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,495	$18,598	$(18,598)	$41,495
Items not affecting cash flows from operating activities
Depreciation, depletion and amortization	14,102	18,981	—	33,083
Accretion of asset retirement obligation	1,086	820	—	1,906
Equity in earnings of subsidiaries	(18,598)	—	18,598	—
Deferred income taxes	15,276	4,816	—	20,092
Cumulative effect of adoption of accounting change	(11,679)	(645)	—	(12,324)
Noncash compensation	9,386	—	—	9,386
Other noncash items	352	—	—	352
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(4,802)	7,201	—	2,399
Accounts payable and other liabilities	6,599	(29,890)	—	(23,291)

Net cash provided by (used in) operating activities	53,217	19,881	—	73,098

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(62,989)	(32,035)	—	(95,024)
Acquisition of 3TEC Energy Corporation, net of cash acquired	—	(252,348)	—	(252,348)
Proceeds from property sales	8,643	(126)	—	8,517
Other	(10,276)	8,517	—	(1,759)

Net cash used in investing activities	(64,622)	(275,992)	—	(340,614)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in revolving credit facility	190,400	—	—	190,400
Proceeds from debt issuance	80,061	—	—	80,061
Debt issuance costs	(4,143)	—	—	(4,143)
Advances/investments with affiliates	(256,088)	256,088	—	—
Receipts from (payments to) Plains Resources Inc.	510	—	—	510
Other	(336)	—	—	(336)

Net cash provided by (used in) financing activities	10,404	256,088	—	266,492

Net increase (decrease) in cash and cash equivalents	(1,001)	(23)	—	(1,024)
Cash and cash equivalents, beginning of period	1,004	24	—	1,028

Cash and cash equivalents, end of period	$3	$1	$—	$4

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2002

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,500	$4,039	$(4,039)	$21,500
Items not affecting cash flows from operating activities
Depreciation, depletion and amortization	15,126	6,136	—	21,262
Equity in earnings of subsidiaries	(4,039)	—	4,039	—
Deferred income taxes	9,601	(1,504)	—	8,097
Other noncash items	372	—		372
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(8,805)	1,152	—	(7,653)
Accounts payable and other liabilities	18,407	(3,632)	—	14,775

Net cash provided by operating activities	52,162	6,191	—	58,353

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(46,920)	(6,669)	—	(53,589)
Additions to other property and equipment	(51)	(4)	—	(55)

Net cash used in investing activities	(46,971)	(6,673)	—	(53,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(511)	—	—	(511)
Change in revolving credit facility	90,700	—	—	90,700
Proceeds from debt issuance	196,752	—	—	196,752
Debt issuance costs	(5,469)	—	—	(5,469)
Contributions from Plains Resources Inc.	5,000	—	—	5,000
Distribution to Plains Resources Inc.	(311,964)	—	—	(311,964)
Receipts from Plains Resources Inc.	21,034	502	—	21,536

Net cash provided by financing activities	(4,458)	502	—	(3,956)

Net increase (decrease) in cash and cash equivalents	733	20	—	753
Cash and cash equivalents, beginning of period	11	2	—	13

Cash and cash equivalents, end of period	$744	$22	$—	$766

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in connection with the information contained in the consolidated financial statements and notes thereto included elsewhere in this report.

Prior to December 18, 2002, we were a wholly owned subsidiary of Plains Resources Inc., or Plains Resources. On December 18, 2002, Plains Resources distributed 100% of the issued and outstanding shares of our common stock to its stockholders. Plains Resources received a favorable private letter ruling from the Internal Revenue Service stating that, for United States federal income tax purposes, the distribution by Plains Resources of our common stock qualified as a tax-free distribution under Section 355 of the Internal Revenue Code.

On June 4, 2003, we acquired 3TEC Energy Corporation, or 3TEC, the merger, for approximately $312.9 million in cash and common stock plus $90.0 million to retire 3TEC’s outstanding debt. Prior to the merger, 3TEC was engaged in the upstream activities of acquiring, exploiting, developing and producing oil and gas in East Texas and the Gulf Coast region, both onshore and in the shallow waters of the Gulf of Mexico. In the transaction, each 3TEC common share was converted in to 0.85 of a share of our common stock and $8.50 in cash. In connection with the merger, we paid cash consideration to the common shareholders of approximately $152.4 million and issued 15.3 million shares. In addition, we paid cash consideration of $8.3 million and issued 0.8 million common shares to redeem outstanding warrants. The cash portion of the purchase price was funded by the issuance of $75.0 million of senior subordinated notes and amounts borrowed under our revolving credit facility. We have accounted for the acquisition of 3TEC as a purchase effective June 1, 2003.

General

We are an independent oil and gas company primarily engaged in the upstream activities of acquiring, exploiting, developing and producing oil and gas in the United States. Our core areas of operation are:

•	California;

•	Gulf Coast; and

•	East Texas

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

Results of Operations

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a BOE basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003 (1)	2002
Total Period Production
Oil and Liquids (MBbls)	2,437	2,320	6,905	6,433
Gas (MMcf)	7,354	821	10,828	2,540
MBOE	3,663	2,457	8,710	6,856

Average Daily Production
Oil and Liquids (Bbls)	26,489	25,217	25,293	23,564
Gas (Mcf)	79,935	8,924	39,663	9,304
BOE	39,812	26,705	31,904	25,115

Unit Economics (in dollars)
Average Oil & Liquids Sales Price ($/Bbl)
Average NYMEX	$30.21	$28.25	$30.94	$25.45
Hedging revenue (expense)	(4.68)	(3.28)	(5.46)	(1.25)
Differential	(3.84)	(4.13)	(4.07)	(4.06)

Net realized price	$21.69	$20.84	$21.41	$20.14

Average Gas Sales Price ($/Mcf)
Average NYMEX	$5.05	$3.28	$5.43	$3.04
Hedging revenue (expense)	(0.05)	—	(0.17)	—
Differential	(0.02)	(0.17)	(0.14)	(0.23)

Net realized price	$4.98	$3.11	$5.12	$2.81

Average Realized Price per BOE	$24.44	$20.71	$23.34	$19.94
Costs and Expenses per BOE
Production expenses	6.72	8.38	7.69	7.78
Production and ad valorem taxes	1.06	0.47	0.77	0.51
Gathering and transportation	0.26	—	0.15	—
G&A
G&A excluding items below	1.51	1.07	1.64	1.07
Stock appreciation rights	1.27	—	0.84	—
Merger related costs	0.55	—	0.36	—
DD&A	3.97	3.04	3.62	3.04

(1)	Reflects the acquisition of 3TEC effective June 1, 2003.

Comparison of Three Months Ended September 30, 2003 to Three Months Ended September 30, 2002

Net income.    Net income was $13.3 million, or $0.33 per diluted share for the third quarter of 2003 compared to net income of $7.4 million, or $0.31 per diluted share for the third quarter of 2002. The increase is due to higher production volumes attributable to the 3TEC acquisition and higher realized prices, partially offset by increased costs related to the 3TEC acquisition and our spin-off from Plains Resources Inc.

Oil and gas revenues.    Oil and gas revenues increased 76%, or $38.6 million, to $89.5 million for the third quarter of 2003 from $50.9 million for the third quarter of 2002. The increase is due to increased production volumes attributable to the 3TEC acquisition and higher realized prices.

Oil revenues increased 9%, or $4.5 million, to $52.8 million for the third quarter of 2003 from $48.3 million for the third quarter of 2002. A 4%, or 0.1 million barrel, increase in 2003 production volumes to 2.4 million barrels increased revenues by $2.5 million and higher realized prices increased revenues by $2.0 million. The 3TEC acquisition accounted for 190,000 barrels of 2003 production.

The average realized price for oil increased 4% to $21.69 per Bbl for the third quarter of 2003 from $20.84 per Bbl for the third quarter of 2002. The increase is attributable to an improvement in the NYMEX oil price, which averaged $30.21 per Bbl in 2003 versus $28.25 per Bbl in 2002 and an improvement in the average location and quality differential from $4.13 per Bbl in 2002 compared to $3.84 per Bbl in 2003. Hedging had the effect of decreasing our average price per Bbl by $4.68 in 2003 compared to $3.28 per Bbl in 2002.

Gas revenues increased 1,312%, or $34.1 million, to $36.7 million for the third quarter of 2003 from $2.6 million for the third quarter of 2002. A 796%, or 6.5 MMcf, increase in 2003 production volumes to 7.4 MMcf increased revenues by $32.6 million and higher realized prices increased revenues by $1.5 million. The 3TEC acquisition accounted for 6.6 MMcf of 2003 production.

The average realized price for gas increased 60% to $4.98 per Mcf for the third quarter of 2003 from $3.11 per Mcf for the third quarter of 2002. The increase is primarily attributable to an improvement in the NYMEX gas price, which averaged $5.05 per Mcf in 2003 versus $3.28 in 2002. Hedging revenues decreased our average price per Mcf by $0.05 in the third quarter of 2003. The average location and quality differential for our gas production improved from $0.17 per Mcf in 2002 to $0.02 per Mcf in 2003.

Production expenses.    Production expenses increased 19%, or $4.0 million, to $24.6 million for the third quarter of 2003 from $20.6 million for the third quarter of 2002, primarily as a result of the 3TEC acquisition. The 3TEC properties accounted for $4.0 million of 2003 production expenses. On a per unit basis, production expenses decreased 20%, or $1.66 per BOE, to $6.72 per BOE for the third quarter of 2003 from $8.38 per BOE for the third quarter of 2002 due to the acquisition of the 3TEC properties which have a lower per unit production cost than our other properties.

Production and ad valorem taxes.    Production and ad valorem taxes increased 255%, or $2.8 million, to $3.9 million for the third quarter of 2003 from $1.1 million for the third quarter of 2002 due to the 3TEC acquisition. Production and ad valorem taxes for the 3TEC properties totaled $2.7 million in the third quarter of 2003.

Gathering and transportation expenses.    Gathering and transportation expenses, which totaled $1.0 million in 2003, represent costs incurred to deliver oil and gas produced from certain of the 3TEC properties to the sales point.

General and administrative expense.    General and administrative, or G&A, expense, excluding amounts attributable to stock appreciation rights, or SARs, and merger-related costs, increased 112%, or $2.9 million, to $5.5 million for the third quarter of 2003 from $2.6 million for the third quarter of 2002. The increase is primarily a result of our reorganization and spin-off, reflecting the incremental costs of operating as a separate, publicly held company and to increased costs resulting from the 3TEC acquisition.

G&A expense for the third quarter of 2003 includes a non-cash charge of $4.7 million related to outstanding SARs. Accounting for SARs requires that we record an expense or credit to the income statement depending on whether, during the period, our stock price either rose or fell, respectively. Accordingly, since our stock price at September 30, 2003 was $12.47 as compared to $10.81 on June 30, 2003 we recorded a non-cash expense. G&A expense in the third quarter of 2003 includes $2.0 million of merger related expenses consisting primarily of severance and other compensation costs and accounting system integration and conversion expenses.

G&A expense does not include amounts capitalized as part of our acquisition, exploration and development activities. We capitalized $2.8 million and $1.7 million of G&A expense in the third quarter of 2003 and 2002, respectively.

Depreciation, depletion and amortization, or DD&A.    DD&A expense increased 95%, or $7.4 million, to $15.2 million for the third quarter of 2003 from $7.8 million for the third quarter of 2002 primarily due to a higher per unit rate ($3.97 per BOE versus $3.04 per BOE) and higher production.

Accretion of asset retirement obligation.    Accretion expense for the third quarter of 2003 was $0.7 million. Accretion expense represents the adjustment of our asset retirement obligation to its present value at the end of the period.

Interest expense.    Interest expense increased 38% to $6.9 million for the third quarter of 2003 from $5.0 million for 2002 due to higher outstanding debt as a result of the merger. Interest expense does not include interest capitalized on oil and gas properties not subject to amortization and in the process of development. We capitalized approximately $1.2 million and $0.5 million of interest in the third quarter of 2003 and 2002, respectively.

Extinguishment of debt.    In 2003 we expensed $0.2 million of costs related to refinancing our credit facility in connection with the merger.

Expenses of terminated public equity offering.    In conjunction with the termination of our proposed initial public equity offering we expensed costs incurred of $1.7 million in 2002.

Income tax expense.    Income tax expense increased to $11.9 million in the third quarter of 2003 from $4.7 million in the third quarter of 2002. Income tax expense, before the effect of certain provision to return adjustments, increased 119%, or $5.6 million, to $10.3 million for the third quarter of 2003 from $4.7 million for the third quarter of 2002. Our overall effective tax rate increased to 41% in 2003 from 38.9% in 2002. Our currently payable effective tax rate was 9.5% for 2003 as compared to 13.5% for 2002. The decreased currently payable effective rate in 2003 primarily reflects the treatment for tax purposes of certain items that are capitalized for financial reporting purposes. Tax expense and effective tax rates for the periods prior to our spin-off on December 18, 2002 were calculated based on the tax sharing agreement with Plains Resources.

Income tax expense for the third quarter of 2003 includes a net $1.6 million charge (a $3.7 million charge to deferred tax expense that includes a $1.7 million adjustment to reflect an increase in our effective state income tax rate and a $2.1 million credit (benefit) to current tax expense) to reflect differences between our provision for income taxes for the year ended December 31, 2002 and the final 2002 tax returns filed by us and Plains Resources. Such adjustment primarily relates to differences in the treatment of certain items related to our oil and gas operations.

Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2002

Net income.    We reported net income of $41.5 million, or $1.32 per diluted share for the nine months ended September 30, 2003 compared to net income of $21.5 million, or $0.89 per diluted share for the first nine months of 2002. Net income in 2003 includes the effect of the 3TEC acquisition as of June 1, 2003 and an after-tax $12.3 million credit related to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”.

Oil and gas revenues.    Oil and gas revenues increased 49%, or $66.6 million, to $203.3 million for the first nine months 2003 from $136.7 million for 2002. The increase is due to increased production volumes attributable to the 3TEC acquisition and higher realized prices.

Oil revenues increased 14%, or $18.2 million, to $147.8 million for first nine months of 2003 from $129.6 million for 2002. A 7%, or 0.5 million barrel, increase in 2003 production volumes to 6.9 million barrels increased revenues by $10.0 million and higher realized prices increased revenues by $8.2 million. The 3TEC acquisition accounted for 0.3 million barrels of increased production.

The average realized price for oil increased 6%, or $1.27, to $21.41 per Bbl for the first nine months of 2003 from $20.14 per Bbl for 2002. The increase is attributable to an improvement in the NYMEX oil price, which averaged $30.94 per Bbl in 2003 versus $25.45 per Bbl in 2002. Hedging had the effect of decreasing our average price per Bbl by $5.46 in 2003 compared to $1.25 per Bbl in 2002.

Gas revenues increased $48.3 million, to $55.4 million for the first nine months of 2003 from $7.1 million for 2002. A 326% increase in 2003 production volumes to 10.8 MMcf increased revenues by $42.4 million and higher realized prices increased revenues by $5.9 million. The 3TEC acquisition accounted for 8.6 MMcf of 2003 production.

The average realized price for gas increased 82%, or $2.31, to $5.12 per Mcf for the first nine months of 2003 from $2.81 per Mcf for 2002. The increase is primarily attributable to an improvement in the NYMEX gas price, which averaged $5.43 per Mcf in 2003 versus $3.04 in 2002. Hedging revenues decreased our average price per Mcf by $0.17 in 2003. The average location and quality differential for our gas production improved from $0.23 per Mcf in 2002 to $0.14 in 2003.

Production expenses.    Production expenses increased 25%, or $13.6 million, to $67.0 million for the first nine months of 2003 from $53.4 million for the first nine months of 2002, primarily from an increased ownership percentage in our offshore California properties and the acquisition of the 3TEC properties. The 3TEC properties accounted for $5.5 million of 2003 production expenses. On a per unit basis, production expenses decreased to $7.69 per BOE in 2003 versus $7.78 per BOE in 2002.

Production and ad valorem taxes.    Production and ad valorem taxes increased 91%, or $3.2 million, to $6.7 million for the first nine months of 2003 from $3.5 million for the comparative period of 2002 due to the 3TEC acquisition. Production and ad valorem taxes in the first nine months of 2003 include $3.4 million attributable to the 3TEC properties.

Gathering and transportation expenses.    Gathering and transportation expense, which totaled $1.3 million in 2003, represents costs incurred to deliver oil and gas produced from certain of the 3TEC properties to the sales point.

General and administrative expense.    G&A, expense, excluding amounts attributable to stock appreciation rights and merger-related costs, increased 93%, or $6.9 million, to $14.3 million for the first nine months of 2003 from $7.4 million for the first nine months of 2002. The increase is primarily a result of our reorganization and spin-off, reflecting the incremental costs of operating as a separate, publicly held company and to increased costs resulting from the 3TEC acquisition.

G&A expense for 2003 includes a non-cash charge of $7.3 million related to outstanding SARs. Accounting for SARs requires that we record an expense or credit to the income statement depending on whether, during the period, our stock price either rose or fell, respectively. Accordingly, since our stock price at September 30, 2003 was $12.47 as compared to $9.75 on December 31, 2002 we recorded a non-cash expense. G&A expense in 2003 includes $3.1 million of merger related expenses consisting primarily of severance and other compensation costs and accounting system integration and conversion expenses.

G&A expense does not include amounts capitalized as part of our acquisition, exploration and development activities. We capitalized $7.4 million and $4.7 million of G&A expense in the first nine months of 2003 and 2002, respectively.

Depreciation, depletion and amortization, or DD&A.    DD&A expense increased 56%, or $11.8 million, to $33.1 million for the first nine months of 2003 from $21.3 million for the first nine months of 2002. Approximately $10.7 million of the increase was attributable to our oil and gas DD&A due to a higher per unit rate and higher production. Our oil and gas unit of production rate increased to $3.97 per BOE for the period subsequent to the merger as compared to $3.02 per BOE prior to the merger. In the first nine months of 2002 our rate was $3.04 per BOE. Other DD&A expense increased approximately $1.1 million, primarily from amortization of debt issue costs related to our senior subordinated debt and our revolving credit facility.

Accretion of asset retirement obligation.    Accretion expense for the first nine months of 2003 was $1.9 million. Accretion expense represents the adjustment of our asset retirement obligation to its present value at the end of the period based.

Interest expense.    Interest expense increased 19%, or $2.7 million, to $17.1 million for the first nine months of 2003 from $14.4 million for 2002 due to higher outstanding debt as a result of the merger. Interest expense does not include interest capitalized on oil and gas properties not subject to amortization. We capitalized approximately $2.0 million and $1.9 million of interest in the first nine months of 2003 and 2002, respectively.

Extinguishment of debt.    In 2003 we expensed $0.2 million of costs related to refinancing our credit facility in connection with the merger.

Expenses of terminated public equity offering.    In conjunction with the termination of our proposed initial public equity offering we expensed costs incurred of $1.7 million in 2002.

Income tax expense.    Income tax expense increased to $22.8 million in the first nine months of 2003 from $13.8 million in the first nine months of 2002. Income tax expense, before the effect of certain provision to return adjustments, increased 54%, or $7.4 million, to $21.2 million for the first nine months of 2003 from $13.8 million for the first nine months of 2002. Our overall effective tax rate increased to 41% in 2003 from 39% in 2002. Our currently payable effective tax rate was 9% for 2003 as compared to 16% for 2002. The decreased currently payable effective rate in 2003 primarily reflects the treatment for tax purposes of certain items that are capitalized for financial reporting purposes. Tax expense and effective tax rates for the periods prior to our spin-off on December 18, 2002 were calculated based on the tax sharing agreement with Plains Resources.

Income tax expense for the first nine months of 2003 includes a net $1.6 million charge (a $3.7 million charge to deferred tax expense that includes a $1.7 million adjustment to reflect an increase in our effective state income tax rate and a $2.1 million credit (benefit) to current tax expense) to reflect differences between our provision for income taxes for the year ended December 31, 2002 and the final 2002 tax returns filed by us and Plains Resources. Such adjustment primarily relates to differences in the treatment of certain items related to our oil and gas operations.

Cumulative effect.    The cumulative effect of accounting change recognized for the first quarter of 2003 was for the adoption of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations,” as amended.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our revolving credit facility. At September 30, 2003, we had $170.8 million of availability under our revolving credit facility. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our revolving credit facility to meet our short-term and long-term normal recurring operating needs, debt service obligations, contingencies and anticipated capital expenditures.

Financing Activities

At September 30, 2003, we had a working capital deficit of $61.2 million. The working capital deficit includes $27.1 million attributable to the fair value of our hedges and $7.2 million that reflects the in-the-money value of stock appreciation rights that were deemed vested at September 30, 2003. In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, the fair value of all derivative instruments is recorded on the balance sheet. Gains and losses on hedging instruments are included in oil and gas revenues in the period that the related volumes are delivered. The hedge agreements provide for monthly settlement based on the differential between the agreement price and actual NYMEX oil or gas price. Cash received for the sale of physical production will be based on actual market prices and will generally offset any gains or losses on the hedge instruments. The remaining working capital deficit will be financed through cash flow and borrowings under our credit facility.

In April 2003, we entered into a three-year, $500.0 million senior revolving credit facility with a group of lenders and with JP Morgan Chase Bank serving as administrative agent. The credit facility provides for a borrowing base of $402.5 million that will be redetermined on a semi-annual basis, with us and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on our oil and gas properties, reserves, other indebtedness and other relevant factors. The credit facility matures in April 2006. The credit facility contains a $50.0 million sub-limit on letters of credit. To secure borrowings, we pledged 100% of the shares of stock of our domestic subsidiaries and gave mortgages covering 80% of the total present value of our domestic oil and gas properties.

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

The credit facility contains negative covenants that limit our ability, as well as the ability of our subsidiaries, among other things, to incur additional debt, pay dividends on stock, make distributions of cash or property, change the nature of our business or operations, redeem stock or redeem subordinated debt, make investments, create liens, enter into leases, sell assets, sell capital stock of subsidiaries, create subsidiaries, guarantee other indebtedness, enter into agreements that restrict dividends from subsidiaries, enter into certain types of swap agreements, enter into gas imbalance or take-or-pay arrangements, merge or consolidate and enter into transactions with affiliates. In addition, the credit facility requires us to maintain a current ratio, which includes availability, of at least 1.0 to 1.0 and a minimum tangible net worth (as defined). At September 30, 2003, we were in compliance with the covenants contained in our credit facility and could have borrowed the full amount available under the credit facility.

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

Cash Flows

	Nine Months Ended September 30,
	2003	2002
	(in millions)
Cash provided by (used in):
Operating activities	$73.1	$58.4
Investing activities	(340.6)	(53.6)
Financing activities	266.5	(4.0)

Net cash provided by operating activities was $73.1 million and $58.4 million for the first nine months of 2003 and 2002, respectively. The increase primarily reflects higher revenues, partially offset by higher production and G&A costs.

Net cash used in investing activities was $340.6 million in the first nine months of 2003 and $53.6 million in the first nine months of 2002. Such amount for 2003 includes $252.3 million related to the merger. Costs incurred in connection with our oil and gas acquisition, development and exploration activities totaled $95.0 million in 2003 compared to $53.6 million in 2002.

In September 2003 we sold our interest in 27 predominantly non-operated and non-core fields in the Permian Basin, the Texas Panhandle, the Mid-continent Area, Arkansas, Mississippi, and North Dakota for aggregate proceeds of approximately $14.3 million. Production from these fields was approximately 450 net equivalent barrels per day. Approximately $8.3 million of the proceeds were received in September and the remainder was received in the fourth quarter. The proceeds were used to retire outstanding debt.

In October 2003 we sold our interest in nine predominantly non-operated and non-core fields located in New Mexico, the Mid-Continent area, East Texas, and Alabama for aggregate proceeds of approximately $8.9 million. Production from these fields was approximately 350 net equivalent barrels per day.

We are evaluating the sale of our Illinois assets that are currently producing approximately 2,300 net equivalent barrels per day.

Net cash provided by financing activities in 2003 was $266.5 million, primarily reflecting a $190.4 million increase in amounts outstanding under our revolving credit facility, $80.1 million in proceeds from the issuance of 8.75% notes, the collection of a $0.5 million contribution receivable from Plains Resources and $4.1 million of debt issuance costs.

Capital Requirements

We have made and will continue to make substantial capital expenditures for the acquisition, exploitation, development and exploration of oil and gas. During 2003, we expect to make aggregate capital expenditures of approximately $131 to $134 million, including expenditures on the 3TEC properties from June 1 through December 31, 2003.

We will incur cash expenditures upon the exercise of stock appreciation rights, or SARs, but our outstanding shares will not increase. At September 30, 2003 we had approximately 4.1 million SARs outstanding of which 1.5 million were vested. If all of the vested SARs were exercised, based on $12.47, the price of our common stock as of September 30, 2003, we would pay $5.9 million to holders of the SARs.

Commitments and Contingencies

Contractual obligations.    At September 30, 2003, the aggregate amounts of contractually obligated payment commitments are as follows (in thousands):

	2003	2004	2005	2006	2007	Thereafter
Long-term debt	$—	$511	$—	$226,200	$—	$275,000
Producing property remediation	1,188	1,225	1,100	700	600	2,150
Operating leases	900	3,584	2,977	2,361	2,220	12,536

	$2,088	$5,320	$4,077	$229,261	$2,820	$289,686

The long-term debt amounts consist principally of amounts due under our credit facility and our 8.75% notes. The obligation for producing property remediation consists of obligations associated with the purchase of certain of our onshore California properties.

Corporate reorganization and spin-off.    In connection with the reorganization and the spin-off we entered into certain agreements with Plains Resources, including a master separation agreement; an intellectual property agreement; the Plains Exploration & Production transition services agreement; the Plains Resources transition services agreement; and a technical services agreement. For the nine months ended September 30, 2003 we billed Plains Resources $0.4 million for services provided by us under these agreements and Plains Resources billed us $0.1 million for services they provided to us under these agreements.

Other commitments and contingencies.    In the ordinary course of business, we are a claimant and/or defendant in various legal proceedings. In particular, we are required to indemnify Plains Resources for any liabilities it incurs in connection with a lawsuit it (through a predecessor in interest, Stocker Resources, Inc.) has regarding an electric services contract with Commonwealth Energy Corporation. In this lawsuit, Plains Resources is seeking a declaratory judgment that it was entitled to terminate the contract and that Commonwealth has no basis for proceeding against a related $1.5 million performance bond. In a counter suit against Plains Resources, Commonwealth is seeking unspecified damages. The two cases have been consolidated and set for trial in December 2003. We understand that Plains Resources intends to defend its rights vigorously in this matter. While the outcome of these lawsuits cannot be predicted with certainty and could have a material adverse effect on our financial position, we do not believe that the outcome of these legal proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

Critical Accounting Policies and Factors that May Affect Future Results

Based on the accounting policies that we have in place, certain factors may impact our future financial results. The most significant of these factors and their effect on certain of our accounting policies are discussed below.

Goodwill.    In a purchase transaction, goodwill represents the excess of the purchase price plus the liabilities assumed, including deferred income taxes recorded in connection with the merger, over the fair value of the net assets acquired. In our acquisition of 3TEC, goodwill totaled $147.4 million and represents 13% of our total assets at September 30, 2003.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, or SFAS 149 on April 30, 2003. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no effect on either our financial position or results of operations.

In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” (SFAS 150). SFAS 150 establishes standards for how an issuer classified and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no impact on our financial statements.

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

Item 3.     Qualitative and Quantitative Disclosures About Market Risks

We have entered into various derivative instruments to reduce our exposure to fluctuations in the market price of oil and gas. The derivative instruments consist primarily of swap and option contracts entered into with financial institutions. Derivative instruments are accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS 137, SFAS 138 and SFAS 149 (SFAS 133). All derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. If the derivative qualifies for hedge accounting, the unrealized gain or loss on the derivative is deferred in Accumulated Other Comprehensive Income (“OCI”), a component of Stockholders’ Equity. At September 30, 2003 all open positions qualified for hedge accounting.

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

At September 30, 2003, OCI consisted of $35.4 million ($21.0 million net of tax) of unrealized losses on our oil and gas hedging instruments, a $0.2 million ($0.1 million, net of tax) loss related to our interest rate swap and $0.1 million ($0.1 million, net of tax) related to pension liabilities. The assets and liabilities related to our open commodity hedging instruments were included in current assets ($2.6 million), other assets ($0.5 million), current liabilities ($29.7 million), other long-term liabilities ($9.0 million) and deferred income taxes (a tax benefit of $14.5 million).

During the three and nine months ended September 30, 2003, $11.8 million ($7.0 million net of tax) and $39.5 million ($23.4 million net of tax) in losses from the settlement of oil and gas hedging instruments were reclassified from OCI and charged to income as a reduction of oil and gas revenues. As of September 30, 2003, $26.9 million ($15.9 million, net of tax) of deferred net losses on oil and gas hedging instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period as the hedged volumes are produced and sold.

Commodity price risk.    At October 31, 2003, we had the following open hedge positions:

	Bbls / MMBtu Per Day
	2003	2004	2005	2006
Oil Swaps
Average price $24.10 per Bbl	20,250	—	—	—
Average price $23.89 per Bbl	—	18,500	—	—
Average price $24.79 per Bbl	—	—	17,500	—
Average price $25.28 per Bbl	—	—	—	15,000

Natural Gas Swaps
Average price $5.02 per MMBtu	50,000	—	—	—
Average price $4.45 per MMBtu	—	20,000	—	—

Natural Gas Costless Collars
Floor price of $4.00 per MMBtu	—	20,000	—	—
Cap price of $5.15 per MMBtu
Floor price of $4.75 per MMBtu	—	10,000	—	—
Cap price of $5.67 per MMBtu

Assuming third quarter 2003 production volumes are held constant in subsequent periods, these positions result in us hedging approximately 76%, 70%, 66% and 57% of oil production in 2003, 2004, 2005 and 2006, respectively, and approximately 63% of gas production in 2003 and 2004. Location and quality differentials attributable to our properties are not included in the foregoing prices. Because of the quality and location of our production, these adjustments will affect our net realized prices.

The agreements provide for monthly cash settlements based on the differential between the agreement price and the actual NYMEX price. Gains or losses are recognized in the month of related production and are included in oil and gas revenues.

Our average realized price for oil is sensitive to changes in location and quality differential adjustments as set forth in our oil sales contracts. At September 30, 2003, we had basis risk swap contracts on our Illinois Basin production through December 31, 2003. The swaps fix the location differential portion of 2,500 barrels per day at $0.31 per barrel for the fourth quarter of 2003.

The contract counterparties for our derivative commodity contracts are all major financial institutions with Standard & Poor’s ratings of A or better. Three of the financial institutions that are participating lenders in our revolving credit facility hold contracts that represent approximately 42% of the fair value of all open positions as of September 30, 2003. No one counterparty holds contracts that represent more than 25% of the fair value of all open positions as of September 30, 2003.

The fair value of outstanding oil derivative commodity instruments and the change in fair value that would be expected from a 10 percent price decrease are shown in the table below (in millions):

	September 30, 2003		December 31, 2002
	Fair Value	Effect of 10% Price Decrease	Fair Value	Effect of 10% Price Decrease
Swaps and options contracts	$(35.4)	$38.2	$(20.9)	$29.3

The fair value of the swaps and option contracts are estimated based on quoted prices from independent reporting services compared to the contract price of the agreement and approximate the gain or loss that would have been realized if the contracts had been closed out at of September 30, 2003 and December 31, 2002. All such positions offset physical positions exposed to the cash market. None of these offsetting physical positions are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10 percent decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10 percent change in prompt month oil prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.

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

Item 4.     Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2003 are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are a defendant in various lawsuits arising in the ordinary course of our business. While the outcome of these lawsuits cannot be predicted with certainty and could have a material adverse effect on our financial position, we do not believe that the outcome of these legal proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

On September 18, 2002, Stocker Resources Inc., or Stocker, our general partner before we converted from a limited partnership to a corporation, filed a declaratory judgment action against Commonwealth Energy Corporation, or Commonwealth, in the Superior Court of Orange County, California relating to the termination of an electric service contract. Stocker is seeking a declaratory judgment that it was entitled to terminate the contract and that Commonwealth has no basis for proceeding against Stocker’s related $1.5 million performance bond. Also on September 18, 2002, Stocker was named a defendant in an action brought by Commonwealth in the Superior Court of Orange County, California for breach of the electric service contract. Commonwealth is seeking unspecified damages. The two cases have been consolidated and set for trial in December 2003. In December 2002, Stocker was merged into Plains Resources. Under our master separation agreement with Plains Resources, we must indemnify Plains Resources for damages it incurs as a result of this action. We understand that Plains Resources intends to defend its rights vigorously in this matter.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

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

(b) Reports on Form 8-K

A Current Report on Form 8-K was filed on July 1, 2003 with respect to the temporary suspension of trading under the Company’s 401(k) plan.

A Current Report on Form 8-K was filed on August 7, 2003 with respect to the Company’s press release reporting second quarter 2003 earnings and furnishing estimates of certain operating and financial results for the three months ended September 30, 2003 and December 31, 2003.

Items 2, 3, 4 & 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY.

Date: November 6, 2003	By:	/s/ STEPHEN A. THORINGTON Stephen A. Thorington Executive Vice President and Chief Financial Officer (Principal Financial Officer)