Form 10-Q/A
period 2003-06-30
PLAINS EXPLORATION & PRODUCTION CO
filed 2004-03-10
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend in its entirety the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003, which was filed with the SEC on August 14, 2003 (“Original Form 10-Q”). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-Q/A contains the complete text of items 1, 2 and 3 of Part I and item 6 of Part II, as amended, as well as certain currently dated certifications.

The Company is adjusting its financial statements to correctly reflect the impact of purchase accounting on the derivative contracts assumed in its merger with 3TEC Energy Corporation, or 3TEC. Upon closing the merger, the Company considered the derivative contracts in determining the fair value of oil and gas properties subject to amortization. The Company followed hedge accounting for all of the derivative contracts and recorded a liability for the fair value on the closing date of the merger with offsetting debits to Other Comprehensive Income, or OCI, and deferred taxes. As the oil and gas production was sold, the Company reduced the liability for the settlements, reclassed the amount applicable to the settled contracts in OCI and reflected the cash settlements for these hedges as an increase or decrease to oil and gas revenues. Upon further review, it was recently determined that the treatment of the hedges in the initial purchase accounting was incorrect, resulting in adjustments to earnings subsequent to the acquisition, as well as adjustments to oil and gas properties and goodwill at the date of acquisition. The initial purchase accounting should have reflected the fair value of the derivatives as a liability with an increase to oil and gas properties and goodwill. Since the cash settlements on these derivatives for the period from acquisition through June 30, 2003 were less than the liability recorded at the merger date, the difference should have been reflected as an increase to earnings. In addition, the Company is adjusting the statement of cash flows to reclassify the payment of $14.7 million for the redemption of the 3TEC preferred stock, which occurred soon after the acquisition and contemplated at the date of the acquisition, as investing activities instead of as previously reported in operating activities.

In addition, it was determined that one gas collar that had been accounted for as a hedge did not qualify for hedge accounting because such contract had a value of a net liability which would be considered a net written option as of the date of acquisition.

Accordingly, the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2003 have been adjusted to reflect the correct accounting for the derivative contracts. The net effect of these adjustments was an increase of $24.3 million to total assets, which primarily relates to the increase to oil and gas properties subject to amortization, as of June 30, 2003, an increase to net income of $1.7 million for the three and six months ended June 30, 2003 and an increase to other comprehensive income of $13.6 million for the three and six months ended June 30, 2003. These adjustments also increased net cash provided by operating activities and net cash used in investing activities by $14.7 million for the six months ended June 30, 2003.

This amendment does not reflect events occurring after the filing of the Original 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	June 30, 2003(1)	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$3,466	$1,028
Accounts receivable—Plains All American Pipeline, L.P.	23,103	22,943
Other accounts receivable	20,179	5,925
Commodity hedging contracts	1,675	2,594
Inventories	7,706	5,198
Other current assets	8,215	1,051

	64,344	38,739

Property and Equipment, at cost
Oil and gas properties—full cost method
Subject to amortization	1,000,216	629,454
Not subject to amortization	85,268	30,045
Other property and equipment	3,165	2,207

	1,088,649	661,706
Less allowance for depreciation, depletion and amortization	(155,078)	(168,494)

	933,571	493,212

Goodwill	146,301	—

Other Assets	18,616	18,929

	$1,162,832	$550,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$74,586	$40,012
Commodity hedging contracts	39,748	24,572
Royalties payable	14,993	11,873
Interest payable	9,974	9,207
Current maturities of long-term debt	511	511

	139,812	86,175

Long-Term Debt
8.75% senior subordinated notes	276,991	196,855
Revolving credit facility	233,000	35,800
Other	511	511

	510,502	233,166

Asset Retirement Obligation	31,411	—

Other Long-Term Liabilities	17,577	6,303

Deferred Income Taxes	108,192	51,416

Commitments and Contingencies (Note 7)
Stockholders’ Equity
Common stock	405	244
Additional paid-in capital	327,705	174,279
Retained earnings	41,982	12,155
Accumulated other comprehensive income	(14,754)	(12,858)

	355,338	173,820

	$1,162,832	$550,880

(1)	As restated, see Note 2

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003(1)	2002	2003(1)	2002
Revenues
Oil sales to Plains All American Pipeline, L.P.	$54,855	$46,435	$119,593	$81,676
Other oil sales	1,636	—	1,636	—
Oil hedging	(8,957)	(3,898)	(26,268)	(454)
Gas sales	16,125	2,590	20,229	4,578
Gas hedging	(1)	—	(1)	—
Other operating revenues	200	13	407	13

	63,858	45,140	115,596	85,813

Costs and Expenses
Production expenses	22,373	16,649	42,351	32,754
Production and ad valorem taxes	1,821	1,204	2,856	2,328
Gathering and transportation expenses	327	—	327	—
General and administrative
G&A excluding items below	4,561	2,274	8,757	4,726
Stock appreciation rights	4,010	—	2,647	—
Merger related costs	854	—	1,097	—
Depreciation, depletion and amortization	10,227	6,816	17,950	13,507
Accretion of asset retirement obligation	594	—	1,176	—

	44,767	26,943	77,161	53,315

Income from Operations	19,091	18,197	38,435	32,498
Other Income (Expense)
Interest expense	(5,338)	(4,726)	(10,194)	(9,418)
Gain on derivatives	1,466	—	1,466	—
Interest and other income (expense)	(200)	18	(167)	36
Income Before Income Taxes and Cumulative Effect of Accounting Change	15,019	13,489	29,540	23,116
Income tax expense
Current	(1,248)	(1,973)	(2,429)	(4,018)
Deferred	(4,871)	(3,298)	(9,608)	(5,016)

Income Before Cumulative Effect of Accounting Change	8,900	8,218	17,503	14,082
Cumulative effect of accounting change, net of tax	—	—	12,324	—

Net Income	$8,900	$8,218	$29,827	$14,082

Earnings Per Share (in dollars)
Basic
Income before cumulative effect of accounting change	$0.31	$0.34	$0.66	$0.58
Cumulative effect of accounting change	—	—	0.47	—

	$0.31	$0.34	$1.13	$0.58

Diluted
Income before cumulative effect of accounting change	$0.31	$0.34	$0.66	$0.58
Cumulative effect of accounting change	—	—	0.46	—

	$0.31	$0.34	$1.12	$0.58

Weighted Average Shares Outstanding
Basic	28,787	24,200	26,414	24,200
Diluted	29,111	24,200	26,682	24,200

(1)	As restated, see Note 2

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of dollars)

	Six Months Ended June 30,
	2003(1)	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,827	$14,082
Items not affecting cash flows from operating activities
Depreciation, depletion and amortization	17,950	13,507
Accretion of asset retirement obligation	1,176	—
Gain on derivatives	(1,466)	—
Deferred income taxes	9,608	5,016
Cumulative effect of adoption of accounting change	(12,324)	—
Noncash compensation	2,685	—
Other noncash items	377	324
Change in assets and liabilities from operating activities, net of effect of acquisition
Accounts receivable and other assets	3,047	(2,839)
Inventories	(2,297)	(384)
Accounts payable and other liabilities	(5,935)	(9,930)

Net cash provided by operating activities	42,648	19,776

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(46,780)	(42,341)
Acquisition of 3TEC Energy Corporation, net of cash acquired	(266,617)	—
Other	(740)	(17)

Net cash used in investing activities	(314,137)	(42,358)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in revolving credit facility	197,200	—
Proceeds from debt issuance	80,061	—
Debt issuance costs	(4,069)	—
Receipts from Plains Resources Inc.	510	22,576
Other	225	—

Net cash provided by financing activities	273,927	22,576

Net increase (decrease) in cash and cash equivalents	2,438	(6)
Cash and cash equivalents, beginning of period	1,028	13

Cash and cash equivalents, end of period	$3,466	$7

(1)	As restated, see Note 2

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003(1)	2002	2003(1)	2002
Net Income	$8,900	$8,218	$29,827	$14,082

Other Comprehensive Income (Loss)
Commodity hedging contracts, net of tax
Change in fair value	(4,646)	(3,973)	(17,537)	(24,980)
Reclassification adjustment for settled contracts	5,308	2,112	15,565	(59)
Interest rate swap, net of tax	10	—	16	—
Minimum pension liability adjustment, net of tax	60	—	60	—

	732	(1,861)	(1,896)	(25,039)

Comprehensive Income (Loss)	$9,632	$6,357	$27,931	$(10,957)

(1)	As restated, see Note 2

See notes to consolidated financial statements.

PLAINS EXPLORATION AND PRODUCTION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(share and dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Contribution Receivable	Retained Earnings(1)	Accumulated Other Comprehensive Income(1)	Total(1)
	Shares	Amount
Balance at December 31, 2002	24,224	$244	$174,789	$(510)	$12,155	$(12,858)	$173,820
Net income	—	—	—	—	29,827	—	29,827
Contributions by Plains Resources Inc.	—	—		510		—	510
Issuance of common stock
Acquisition of 3TEC Energy Corporation	16,070	161	152,025	—	—	—	152,186
Other	18	—	9	—	—	—	9
Restricted stock awards
Deferred compensation	—	—	882	—	—	—	882
Other comprehensive income	—	—	—	—	—	(1,896)	(1,896)

Balance at June 30, 2003	40,312	$405	$327,705	$—	$41,982	$(14,754)	$355,338

(1)	As restated, see Note 2

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

On June 4, 2003, we acquired 3TEC Energy Corporation, or 3TEC. We have accounted for the acquisition as a purchase with effect from June 1, 2003. See Note 3.

These financial statements include allocations of direct and indirect corporate and administrative costs of Plains Resources made prior to the reorganization. The methods by which such costs were estimated and allocated to us were deemed reasonable by Plains Resources’ management; however, such allocations and estimates are not necessarily indicative of the costs and expenses that would have been incurred had we operated as a separate entity. Allocations of such costs are considered to be related party transactions and are discussed in Note 6.

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

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

As of June 30, 2003, we had undeveloped leaseholds of approximately $74 million that would be classified on our balance sheet as “intangible undeveloped leasehold” and developed leaseholds of an estimated $278 million that would be classified as “intangible developed leasehold” if we applied the interpretations currently being discussed. The amounts that would be subject to this classification included in our historical balance sheet prior to the acquisition of 3TEC is not material.

We will continue to classify our oil and gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as tangible oil and gas properties until further guidance is provided.

Note 2—Restatement of Financial Statements

These financial statements have been adjusted to correctly reflect the impact of purchase accounting on the derivative contracts assumed in its merger with 3TEC Energy Corporation, or 3TEC. Upon closing the merger, the Company considered the derivative contracts in determining the fair value of oil and gas properties subject to amortization. The Company followed hedge accounting for all of the derivative contracts and recorded a liability for the fair value on the closing date of the merger with offsetting debits to Other Comprehensive Income, or OCI, and deferred taxes. As the oil and gas production was sold, the Company reduced the liability for the settlements, reclassed the amount applicable to the settled contracts in OCI and reflected the cash settlements for these hedges as an increase or decrease to oil and gas revenues. Upon further review, it was recently determined that the treatment of the hedges in the initial purchase accounting was incorrect, resulting in adjustments to earnings subsequent to the acquisition, as well as adjustments to oil and gas properties and goodwill at the date of acquisition. The initial purchase accounting should have reflected the fair value of the derivatives as a liability with an increase to oil and gas properties and goodwill. Since the cash settlements on these derivatives for the period from acquisition through June 30, 2003 were less than the liability recorded at the merger date, the difference should have been reflected as an increase to earnings. In addition, it was determined that one gas collar that had been accounted for as a hedge did not qualify for hedge accounting because such contract had a value of a net liability which would be considered a net written option as of the date of acquisition. In addition, the Company is adjusting the statement of cash flows to reclassify the payment of $14.7 million for the redemption of the 3TEC preferred stock, which occurred soon after the acquisition and contemplated at the date of the acquisition, as investing activities instead of as previously reported in operating activities.

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The significant effects of the restatement on the financial statements from the amounts previously reported are summarized in the following table (in thousands of dollars, except per share data):

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	Previously Reported	As Restated	Previously Reported	As Restated
Consolidated Statements of Income
Oil hedging	$(8,944)	$(8,957)	$(26,255)	$(26,268)
Gas hedging	(1,448)	(1)	(1,448)	(1)
Total revenues	62,424	63,858	114,162	115,596
Depletion, depreciation and amortization	10,145	10,227	17,868	17,950
Total costs and expenses	44,685	44,767	77,079	77,161
Income from operations	17,739	19,091	37,083	38,435
Gain on derivatives	—	1,466	—	1,466
Income tax expense—deferred	(3,723)	(4,871)	(8,460)	(9,608)
Income before cumulative effect of accounting change	7,230	8,900	15,833	17,503
Net income	7,230	8,900	28,157	29,827

Earnings per share
Basic
Income before cumulative effect of accounting change	$0.25	$0.31	$0.60	$0.66
Net income	0.25	0.31	1.07	1.13
Diluted
Income before cumulative effect of accounting change	0.25	0.31	0.59	0.66
Net income	0.25	0.31	1.06	1.12

Consolidated Statements of Cash Flows
Cash flows from operating activities
Net income			$28,157	$29,827
Items not affecting cash flows from operating activities
Depreciation, depletion and amortization			17,868	17,950
Gain on derivatives			—	(1,466)
Deferred income taxes			8,460	9,608
Change in assets and liabilities from operating activities, net of effect of acquisition
Accounts payable and other liabilities			(19,235)	(5,935)
Net cash provided by operating activities			35,250	42,648
Cash flows from investing activities
Acquisition of 3TEC Energy Corporation, net of cash acquired			(251,883)	(266,617)
Net cash used in investing activities			(299,403)	(314,137)

Consolidated Statements of Other Comprehensive Income
Net income	$7,230	$8,900	$28,157	$29,827
Commodity hedging contracts—change in fair value	(19,130)	(4,646)	(32,021)	(17,537)
Commodity hedging contracts—reclassification adjustment for settled contracts	6,157	5,308	16,414	15,565
Comprehensive income (loss)	(5,673)	9,632	12,626	27,931

(table continued on following page)

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	June 30, 2003
	Previously Reported	As Restated
Consolidated Balance Sheet
Oil and gas properties—subject to amortization	$978,202	$1,000,216
Total property and equipment	1,066,635	1,088,649
Allowance for depreciation, depletion and amortization	(154,996)	(155,078)
Net property and equipment	911,639	933,571
Goodwill	143,962	146,301
Total assets	1,138,561	1,162,832

Deferred income taxes	99,226	108,192
Stockholders’ equity
Retained earnings	40,312	41,982
Accumulated other comprehensive income	(28,389)	(14,754)
Total stockholders’ equity	340,033	355,338
Total liabilities and stockholders’ equity	1,138,561	1,162,832

Note 3—Acquisition of 3TEC Energy Corporation

On June 4, 2003 we acquired 3TEC, for approximately $312.9 million in cash and common stock plus $90.0 million to retire 3TEC’s outstanding debt. In the transaction, each 3TEC common share was converted in to 0.85 of a share of our common stock and $8.50 in cash. In connection with the merger, we paid cash consideration to the common shareholders of approximately $152.4 million and issued 15.3 million shares. In addition, we paid cash consideration of $8.3 million and issued 0.8 million common shares to redeem outstanding warrants. The cash portion of the purchase price was funded by the issuance of $75.0 million of senior subordinated notes and amounts borrowed under our revolving credit facility. We have accounted for the acquisition of 3TEC as a purchase with effect from June 1, 2003.

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

(in thousands, except share price) (1)
Calculation and preliminary allocation of purchase price:
Shares of PXP common stock issued to 3TEC stockholders	16,070
Average PXP stock price	$9.47

Fair value of common stock issued	152,186
Cash to 3TEC stockholders and warrantholders	160,720
3TEC debt retired in the merger (including accrued interest)	90,065
Merger costs incurred by PXP	4,269

Total purchase price	$407,240

Fair value of assets acquired and liabilities assumed:
Current assets	24,773
Oil and gas properties and equipment
Subject to amortization	294,356
Not subject to amortization	61,116
Other properties and equipment	218
Goodwill	146,301
Current liabilities	(74,243)
Deferred tax liability related to the merger	(40,887)
Other long-term liabilities	(4,394)

Total purchase price	$407,240

(1)	As restated, see Note 2

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

Pro Forma Information

The following unaudited pro forma information for the three and six months ended June 30, 2003 and 2002 has been prepared based on our historical consolidated statements of income and the historical consolidated statements of income of 3TEC. Such pro forma information for 2003 and 2002 assumes the merger and the issuance of $75.0 million of 8.75% senior subordinated notes on May 31, 2003 occurred on January 1, 2003 and January 1, 2002, respectively. Such pro forma information for 2002 also assumes the following 2002 transactions occurred on January 1, 2002: (i) the reorganization and spin-off, discussed in Note 1; and (ii) the July 3, 2002 issuance of $200.0 million of 8.75% senior subordinated notes, discussed in Note 5.

We believe the assumptions used provide a reasonable basis for presenting the significant effects directly attributable to the pro forma transactions. This pro forma financial information does not purport to represent what our results of operations would have been if such transactions had occurred on such dates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003(1)	2002(1)	2003(1)	2002(1)
	(in thousands, except per share data)
Revenues	$89,124	$73,082	$189,191	$132,212
Income from operations	32,315	29,313	82,332	47,301
Income before the cumulative effect of accounting change	146	17,156	19,145	16,124
Net income	146	17,156	31,469	16,124
Earnings per share
Basic
Before cumulative effect of accounting change	$—	$0.43	$0.48	$0.40
Cumulative effect of accounting change	—	—	0.31	—
Net income	—	0.43	0.79	0.40
Diluted
Before cumulative effect of accounting change	$—	$0.43	$0.47	$0.40
Cumulative effect of accounting change	—	—	0.31	—
Net income	—	0.43	0.78	0.40
Weighted average shares outstanding
Basic	40,089	40,263	40,087	40,263
Diluted	40,413	40,271	40,355	40,271

(1)	As restated, see Note 2

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Prior to the merger, 3TEC held certain derivative instruments that had not been qualified for hedge accounting under the provisions of SFAS 133. Accordingly, unrealized gains and losses with respect to such derivatives were recognized currently in 3TEC’s results of operations and are reflected in this manner in the pro forma information presented above. Unrealized gains (losses) included in 3TEC’s results of operations totaled ($23.0) million and ($22.4) million for the three months and six months ended June 30, 2003, respectively, and $9.0 million and ($12.4) million for the three months and six months ended June 30, 2002, respectively. At the time of the merger such derivative instruments were assigned to us and in accordance with the provisions of SFAS 133 all such derivative instruments, except for one natural gas collar, were qualified for hedge accounting.

Note 4—Derivative Instruments and Hedging Activities

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

At June 30, 2003, OCI consisted of $24.5 million ($14.5 million net of tax) of unrealized losses on our oil and gas hedging instruments, $0.3 million ($0.2 million, net of tax) loss related to our interest rate swap and $0.1 million ($0.1 million, net of tax) related to pension liabilities. The assets and liabilities related to all of our open commodity derivative instruments were included in current assets ($1.7 million), other assets ($0.7 million), current liabilities ($39.5 million), other long-term liabilities ($10.4 million) and deferred income taxes (a tax benefit of $10.0 million).

During the three and six months ended June 30, 2003, $9.0 million ($5.3 million net of tax) and $26.3 million ($15.6 million net of tax) in losses from the settlement of oil and gas hedging instruments were reclassified from OCI and charged to income as a reduction of oil and gas revenues. As of June 30, 2003, $18.9 million ($11.2 million, net of tax) of deferred net losses on oil and gas hedging instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period. In addition, during the three and six months ended June 30, 2003, $1.4 million of fair value changes for certain commodity derivatives acquired in the merger that do not qualify for hedge accounting is reflected in gain on derivatives in each of the periods.

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

At June 30, 2003 we had the following open commodity derivative positions:

	Bbls / MMBtu Per Day
	2003	2004	2005
Crude Oil Swaps
Average price $24.10 per Bbl	20,250	—	—
Average price $23.89 per Bbl	—	18,500	—
Average price $23.85 per Bbl	—	—	5,000
Natural Gas Swaps
Average price $5.02 per MMBtu	50,000	—	—
Average price $4.45 per MMBtu	—	20,000	—

Natural Gas Costless Collar(1)	—	20,000	—
Floor price of $4.00 per MMBtu
Cap price of $5.15 per MMBtu

(1)	Does not qualify for hedge accounting

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

Note 5—Long-Term Debt

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

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

8.75% senior subordinated notes

On May 30, 2003, we issued $75.0 million principal amount of 8.75% senior subordinated notes due 2012 (the ”8.75% notes”) at an issue price of 106.75%. The proceeds were used to fund a portion of the cost of the merger.

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

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

Note 6—Related Party Transactions

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

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 7—Commitments and Contingencies

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

Note 8—Supplemental Cash Flow Information

Cash payments for interest and taxes were (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Cash payments for interest	$9,468	$—	$741	$—

Cash payments for taxes	$2,203	$—	$2,802	$326

The merger involved non-cash consideration as follows (in thousands of dollars);

Common stock issued	$152,186
Current liabilities assumed	74,243
Other long-term liabilities assumed	4,394
Deferred income tax liability	40,887

$271,710

As restated, see Note 2.

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

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)

JUNE 30, 2003

(in thousands)

	Issuer(1)	Guarantor Subsidiaries(1)	Intercompany Eliminations(1)	Consolidated(1)
ASSETS
Current Assets
Cash and cash equivalents	$1,003	$2,463	$—	$3,466
Accounts receivable and other current assets	24,650	26,847	—	51,497
Commodity hedging contracts	1,167	508	—	1,675
Inventories	6,032	1,674	—	7,706

	32,852	31,492	—	64,344

Property and Equipment, at cost
Oil and natural gas properties—full cost method
Subject to amortization	549,920	450,296	—	1,000,216
Not subject to amortization	21,746	63,522	—	85,268
Other property and equipment	2,745	420	—	3,165

	574,411	514,238	—	1,088,649
Less allowance for depreciation, depletion and amortization	(57,864)	(97,214)	—	(155,078)

	516,547	417,024	—	933,571

Goodwill	—	146,301	—	146,301

Investment in and Advances to Subsidiaries	466,943	—	(466,943)	—

Other Assets	19,207	(591)	—	18,616

	$1,035,549	$594,226	$(466,943)	$1,162,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	60,070	$39,483	$—	$99,553
Commodity hedging contracts	16,648	23,100	—	39,748
Current maturities on long-term debt	511	—	—	511

	77,229	62,583	—	139,812

Long-Term Debt	510,502	—	—	510,502

Asset Retirement Obligation	16,307	15,104	—	31,411

Other Long-Term Liabilities	8,761	8,816	—	17,577

Payable to Parent	—	483,736	(483,736)	—

Deferred Income Taxes	67,412	40,780	—	108,192

Stockholders’ Equity
Stockholders’ equity	370,092	(13,622)	13,622	370,092
Accumulated other comprehensive income	(14,754)	(3,171)	3,171	(14,754)

	355,338	(16,793)	16,793	355,338

	$1,035,549	$594,226	$(466,943)	$1,162,832

(1)	As restated, see Note 2.

Table continued on following page

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
As previously reported
Oil and gas properties—subject to amortization	$549,920	$428,282	$—	$978,202
Total property and equipment	574,411	492,224	—	1,066,635
Allowance for depreciation, depletion and amortization	(57,864)	(97,132)	—	(154,996)
Net property and equipment	516,546	395,092		911,639
Goodwill	—	143,962		143,962
Investment in and advances to subsidiaries	451,823	—	(451,823)	—
Total assets	1,020,429	569,955	(451,823)	1,138,561

Deferred income taxes	67,597	31,629	—	99,226
Stockholders’ equity	368,422	(15,300)	15,300	368,422
Accumulated other comprehensive income	(28,389)	(17,068)	17,068	(28,389)
Total stockholders’ equity	340,033	(32,368)	32,368	340,033
Total liabilities and stockholders’ equity	1,020,429	569,955	(451,823)	1,138,561

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

CONSOLIDATING STATEMENTS OF INCOME (Unaudited)

THREE MONTHS ENDED JUNE 30, 2003

(in thousands)

	Issuer(1)	Guarantor Subsidiaries(1)	Intercompany Eliminations(1)	Consolidated(1)
Revenues
Oil sales to Plains All American Pipeline, L.P.	$36,968	$17,887	$—	$54,855
Other oil sales	—	1,636	—	1,636
Gas sales	4,125	12,000	—	16,125
Hedging	(5,404)	(3,554)	—	(8,958)
Other operating revenues	—	200	—	200

	35,689	28,169	—	63,858

Costs and Expenses
Production expenses	11,526	10,847	—	22,373
Production and ad valorem taxes	985	836	—	1,821
Transportation expenses	—	327	—	327
General and administrative
G&A, excluding items below	3,991	570	—	4,561
Stock appreciation rights	4,010	—	—	4,010
Merger related costs	854	—	—	854
Depreciation, depletion and amortization	5,125	5,102	—	10,227
Accretion of asset retirement obligation	363	231	—	594

	26,854	17,913	—	44,767

Income from Operations	8,835	10,256	—	19,091
Other Income (Expense)
Equity in earnings of subsidiaries	6,321	—	(6,321)	—
Interest expense	(4,205)	(1,133)	—	(5,338)
Gain on derivatives	—	1,466	—	1,466
Interest and other income (expense)	(200)	—	—	(200)

Before Income Taxes and Cumulative Effect Income of Accounting Change	10,751	10,589	(6,321)	15,019
Income tax expense
Current	644	(1,892)	—	(1,248)
Deferred	(2,495)	(2,376)	—	(4,871)

Net Income	$8,900	$6,321	$(6,321)	$8,900

As previously reported:
Hedging	(5,391)	(5,001)	—	(10,392)
Total revenues	35,702	26,722	—	62,424
Depletion, depreciation and amortization	5,125	5,020	—	10,145
Total costs and expenses	26,854	17,831	—	44,685
Income from operations	8,848	8,891	—	17,739
Gain on derivatives	—	—	—	—
Income before income taxes and cumulative effect of accounting change	9,086	7,758	(4,643)	12,201
Income tax expense—deferred	(2,500)	(1,223)	—	(3,723)
Net income	7,230	4,643	(4,643)	7,230

(1)	As restated, see Note 2.

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

CONSOLIDATING STATEMENTS OF INCOME (Unaudited)

SIX MONTHS ENDED JUNE 30, 2003

(in thousands)

	Issuer(1)	Guarantor Subsidiaries(1)	Intercompany Eliminations(1)	Consolidated(1)
Revenues
Oil sales to Plains All American Pipeline, L.P.	$79,921	$39,672	$—	$119,593
Other oil sales	—	1,636	—	1,636
Gas sales	8,229	12,000	—	20,229
Hedging	(16,135)	(10,134)	—	(26,269)
Other operating revenues	—	407	—	407

	72,015	43,581	—	115,596

Costs and Expenses
Production expenses	23,286	19,065	—	42,351
Production and ad valorem taxes	1,904	952	—	2,856
Transportation expenses	—	327	—	327
General and administrative
G&A, excluding items below	7,746	1,011	—	8,757
Stock appreciation rights	2,647	—	—	2,647
Merger related costs	1,097	—		1,097
Depreciation, depletion and amortization	10,934	7,016	—	17,950
Accretion of asset retirement obligation	718	458	—	1,176

	48,332	28,829	—	77,161

Income from Operations	23,683	14,752	—	38,435
Other Income (Expense)
Equity in earnings of subsidiaries	8,617	—	(8,617)	—
Interest expense	(7,374)	(2,820)	—	(10,194)
Gain on derivatives	—	1,466	—	1,466
Interest and other income (expense)	(176)	9	—	(167)

Income Before Income Taxes and Cumulative Effect of Accounting Change	24,750	13,407	(8,617)	29,540
Income tax expense
Current	870	(3,299)	—	(2,429)
Deferred	(7,472)	(2,136)	—	(9,608)

Income Before Cumulative Effect of Accounting Change	18,148	7,972	(8,617)	17,503
Cumulative effect of accounting change, net of tax benefit	11,679	645	—	12,324

Net Income	$29,827	$8,617	$(8,617)	$29,827

As previously reported:
Hedging	$(16,122)	$(11,581)	$—	$(27,703)
Total revenues	72,028	42,134	—	114,162
Depletion, depreciation and amortization	10,934	6,934	—	17,868
Total costs and expenses	48,332	28,747	—	77,079
Income from operations	23,696	13,387	—	37,083
Gain on derivatives	—	—	—	—
Income before income taxes and cumulative effect of accounting change	23,085	10,576	(6,939)	26,722
Income tax expense—deferred	(7,477)	(983)	—	(8,460)
Net income	28,157	6,939	(6,939)	28,157

(1)	As restated, see Note 2.

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2003

(in thousands of dollars)

	Issuer(1)	Guarantor Subsidiaries(1)	Intercompany Eliminations(1)	Consolidated(1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,827	$8,617	$(8,617)	$29,827
Items not affecting cash flows from operating activities
Depreciation, depletion and amortization	10,934	7,016	—	17,950
Accretion of asset retirement obligation	718	458	—	1,176
Gain on derivatives	—	(1,466)	—	(1,466)
Equity in earnings of subsidiaries	(8,617)	—	8,617	—
Deferred income taxes	7,472	2,136	—	9,608
Cumulative effect of adoption of accounting change	(11,679)	(645)	—	(12,324)
Noncash compensation	2,685	—	—	2,685
Other noncash items	377	—	—	377
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(693)	3,740	—	3,047
Inventories	(2,024)	(273)	—	(2,297)
Accounts payable and other liabilities	9,363	(15,298)	—	(5,935)

Net cash provided by (used in) operating activities	38,363	4,285	—	42,648

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(37,275)	(9,505)	—	(46,780)
Acquisition of 3TEC Energy Corporation, net of cash acquired	—	(266,617)	—	(266,617)
Other	(737)	(3)	—	(740)

Net cash used in investing activities	(38,012)	(276,125)	—	(314,137)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in revolving credit facility	197,200	—	—	197,200
Proceeds from debt issuance	80,061	—	—	80,061
Debt issuance costs	(4,069)	—	—	(4,069)
Advances/investments with affiliates	(274,279)	274,279	—	—
Receipts from (payments to) Plains Resources Inc.	510	—	—	510
Other	225	—	—	225

Net cash provided by (used in) financing activities	(352)	274,279	—	273,927

Net increase (decrease) in cash and cash equivalents	(1)	2,439	—	2,438
Cash and cash equivalents, beginning of period	1,004	24	—	1,028

Cash and cash equivalents, end of period	$1,003	$2,463	$—	$3,466

As previously reported:
Cash Flows from Operating Activities
Net income	$28,157	$6,939	$(6,939)	$28,157
Items from affecting cash flows from operating activities
Depreciation, depletion and amortization	10,934	6,934	—	17,868
Gain on derivatives	—	—	—	—
Equity in earnings of subsidiaries	(6,939)	—	6,939	—
Deferred income taxes	7,478	982	—	8,460
Change in assets and liabilities from operating activities
Accounts payable and other liabilities	9,350	(28,585)	—	(19,235)
Net cash provided by (used in) operating activities	38,364	(10,450)	—	27,914

Cash Flows from Investing Activities
Acquisition of 3TEC Energy Corporation, net of cash acquired	—	(251,883)	—	(251,883)
Net cash used in investing activities	(38,012)	(261,391)	—	(299,403)

(1)	As restated, see Note 2.

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

Results of Operations

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a BOE basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003(1)(2)	2002	2003(1)(2)	2002
Total Period Production
Oil and Liquids (MBbls)	2,287	2,080	4,468	4,113
Gas (MMcf)	2,745	842	3,474	1,719
MBOE	2,745	2,220	5,047	4,400

Average Daily Production
Oil and Liquids (Bbls)	25,132	22,857	24,685	22,724
Gas (Mcf)	30,165	9,253	19,193	9,497
BOE	30,160	24,399	27,884	24,307

Unit Economics (in dollars)
Average Oil & Liquids Sales Price ($/Bbl)
Average NYMEX	$28.91	$26.27	$31.32	$24.02
Hedging revenue (expense)	(3.92)	(1.87)	(5.88)	(0.11)
Differential	(4.21)	(3.95)	(4.18)	(4.16)

Net realized price	$20.78	$20.45	$21.26	$19.75

Average Gas Sales Price ($/Mcf)
Average NYMEX	$5.57	$3.41	$5.63	$2.93
Hedging revenue (expense)	—	—	—	—
Differential	0.31	(0.33)	0.20	(0.27)

Net realized price	$5.88	$3.08	$5.83	$2.66

Average realized price per BOE	$23.19	$20.33	$22.82	$19.50
Production expenses per BOE	(8.15)	(7.50)	(8.39)	(7.44)
Production and ad valorem taxes per BOE	(0.66)	(0.54)	(0.57)	(0.53)
Gathering and transportation per BOE	(0.12)	—	(0.06)	—

Gross margin per BOE	14.26	12.29	13.80	11.53
G&A per BOE
G&A excluding items below	(1.66)	(1.02)	(1.74)	(1.07)
Stock appreciation rights	(1.46)	—	(0.52)	—
Merger related costs	(0.31)	—	(0.22)	—

Gross profit per BOE	$10.83	$11.27	$11.32	$10.46

(1)	Reflects the acquisition of 3TEC effective June 1, 2003.
(2)	As restated, see Note 2 to the consolidated financial statements.

Comparison of Three Months Ended June 30, 2003 to Three Months Ended June 30, 2002

Items in this section under the captions net income, oil and gas revenues, depreciation, depletion and amortization, gain on derivatives and income tax expense have been restated to reflect the adjustments described in Note 2 to the consolidated financial statements.

Net income.    We reported second quarter 2003 net income of $8.9 million, or $0.31 per diluted share compared to net income of $8.2 million, or $0.34 per diluted share for the second quarter of 2002. Net income in the second quarter of 2003 includes the effect of the properties acquired in the acquisition of 3TEC, or the 3TEC properties, as of June 1, 2003.

Oil and gas revenues.    Our oil and gas revenues, excluding the effect of hedging and the 3TEC properties, increased 21%, or $10.2 million, to $59.2 million for the second quarter of 2003 from $49.0 million for the second quarter of 2002. The increase was primarily due to increased sales prices that increased revenues by $6.9 million and higher volumes that increased revenues by $3.3 million. Oil and gas revenues from the 3TEC properties totaled $13.6 million in the second quarter of 2003. Hedging had the effect of decreasing our oil and gas revenues by $9.0 million in 2003 compared to $3.9 million in 2002.

Our average realized price for oil increased 2%, or $0.33, to $20.78 per Bbl for the second quarter of 2003 from $20.45 per Bbl for the second quarter of 2002. The increase is primarily attributable to an improvement in the NYMEX oil price, which averaged $28.91 per Bbl in 2003 versus $26.27 per Bbl in 2002. The average differential for location and quality increased to $4.21 per Bbl in 2003 compared to $3.95 per Bbl in 2002. Hedging had the effect of decreasing our average price per Bbl by $3.92 in 2003 compared to $1.87 per Bbl in 2002.

Our average realized price for gas increased 91%, or $3.08, to $5.88 per Mcf for the second quarter of 2003 from $3.08 per Mcf for the second quarter of 2002. The increase is primarily attributable to an improvement in the NYMEX average price, which averaged $5.57 in 2003 versus $3.41 in 2002. Our average differential improved by $0.64 per Mcf from the 2002 period.

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

Depreciation, depletion and amortization, or DD&A.    Our DD&A expense increased 50%, or $3.4 million, to $10.2 million for the second quarter of 2003 from $6.8 million for the second quarter of 2002 due to a higher per unit rate and higher production. Approximately $3.0 million of the increase was attributable to our oil and gas DD&A. Our oil and gas unit of production rate increased to $4.04 per BOE for the period subsequent to the merger as compared to $3.18 per BOE prior to the merger. In the second quarter of 2002 our rate was $3.04 per BOE. DD&A attributable to production from the 3TEC properties totaled $1.7 million in the second quarter of 2003. Other DD&A expense increased approximately $0.4 million, primarily from amortization of debt issue costs related to our senior subordinated debt and our revolving credit facility.

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

Gain on derivatives.    We have a derivative gas collar that does not qualify for hedge accounting. In the second quarter of 2003 we recognized a $1.4 million fair value gain on the gas collar.

Interest and other income (expense).    Interest and other income (expense) in 2003 includes $0.2 million of costs related to refinancing our credit facility in connection with the merger.

Income tax expense.    Our income tax expense increased 15%, or $0.8 million, to $6.1 million for the second quarter of 2003 from $5.3 million for the second quarter of 2002 primarily due to higher pre-tax income. Our overall effective tax rate increased slightly to 40.7% in 2003 from 39.1% in 2002. Our currently payable effective tax rate was 8.3% for 2003 as compared to 14.6% for 2002. The decreased currently payable effective rate in 2003 primarily reflects the treatment for tax purposes of certain items that are capitalized for financial reporting purposes. Tax expense and effective tax rates for the periods prior to our spin-off on December 18, 2002 were calculated based on the tax sharing agreement with Plains Resources.

Comparison of Six Months Ended June 30, 2003 to Six Months Ended June 30, 2002

Items in this section under the captions net income, oil and gas revenues, depreciation, depletion and amortization, gain on derivatives and income tax expense have been restated to reflect the adjustments described in Note 2 to the consolidated financial statements.

Net income.    We reported six months 2003 net income of $29.8 million, or $1.12 per diluted share compared to net income of $14.1 million, or $0.58 per diluted share for the first six months of 2002. Net income in the first six months of 2003 includes the effect of the properties acquired in the 3TEC acquisition as of June 1, 2003 and an after-tax $12.3 million credit related to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”.

Oil and gas revenues.    Our oil and gas revenues, excluding the effect of hedging and the 3TEC properties, increased 48%, or $41.8 million, to $128.1 million for the first six months of 2003 from $86.3 million for the first six months of 2002. The increase was primarily due to increased sales prices that increased revenues by $34.8 million and higher volumes that increased revenues by $7.0 million. Oil and gas revenues from the 3TEC properties totaled $13.6 million in the first six months of 2003. Hedging had the effect of decreasing our oil and gas revenues by $26.3 million in 2003 compared to $0.5 million in 2002.

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

Our average realized price for gas increased 119%, or $3.17, to $5.83 per Mcf for the six months of 2003 from $2.66 per Mcf for the year earlier period. The increase is primarily attributable to an improvement in the NYMEX average price, which averaged $5.63 in 2003 versus $2.93 in 2002. Our average differential improved $0.47 per Mcf from the year earlier period.

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

Depreciation, depletion and amortization, or DD&A.    Our DD&A expense increased 33%, or $4.5 million, to $18.0 million for the first six months of 2003 from $13.5 million for the first six months of 2002. Approximately $3.7 million of the increase was attributable to our oil and gas DD&A due to a higher per unit rate and higher production. Our oil and gas unit of production rate increased to $4.04 per BOE for the period subsequent to the merger as compared to $3.18 per BOE prior to the merger. In the first six months of 2002 our rate was $3.38 per BOE. DD&A attributable to production from the 3TEC properties totaled $1.7 million in the first six months of 2003. Other DD&A expense increased approximately $0.8 million, primarily from amortization of debt issue costs related to our senior subordinated debt and our revolving credit facility.

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

Gain on derivatives.    We have a derivative gas collar that does not qualify for hedge accounting. In the first six months of 2003 we recognized a $1.4 million fair value gain on the gas collar.

Interest and other income (expense).    Interest and other income (expense) in 2003 includes $0.2 million of costs related to refinancing our credit facility in connection with the merger.

Income tax expense.    Our income tax expense increased 33%, or $3.0 million, to $12.0 million for the first six months of 2003 from $9.0 million for the first six months of 2002. Our overall effective tax rate increased to 40.8% in 2003 from 39.1% in 2002. Our currently payable effective tax rate was 8.2% for 2003 as compared to 17.4% for 2002. The decreased currently payable effective rate in 2003 primarily reflects the treatment for tax purposes of certain items that are capitalized for financial reporting purposes. Tax expense and effective tax rates for the periods prior to our spin-off on December 18, 2002 were calculated based on the tax sharing agreement with Plains Resources.

Cumulative effect.    The cumulative effect of accounting change recognized for the first quarter of 2003 was for the adoption of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations,” as amended.

Pro Forma Financial Information

The following unaudited pro forma information for the three and six months ended June 30, 2003 and 2002 has been prepared based on our historical consolidated statements of income and the historical consolidated statements of income of 3TEC. Such pro forma information for 2003 and 2002 assumes the merger and the issuance of $75.0 million of 8.75% senior subordinated notes on May 31, 2003 occurred on January 1, 2003 and January 1,2002, respectively. Such pro forma information for 2002 also assumes the following 2002 transactions occurred on January 1, 2002: (i) the reorganization and spin-off, discussed in Note 1 to the consolidated financial statements; and (ii) the July 3, 2002 issuance of $200.0 million of 8.75% senior subordinated notes, discussed in Note 5 to the consolidated financial statements.

We believe the assumptions used provide a reasonable basis for presenting the significant effects directly attributable to the pro forma transactions. This pro forma financial information does not purport to represent what our results of operations would have been if such transactions had occurred on such dates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003(1)	2002(1)	2003(1)	2002(1)
	(in thousands, except per share data)
Revenues	$89,124	$73,082	$189,191	$132,212
Income from operations	32,315	29,313	82,332	47,301
Income before the cumulative effect of accounting change	146	17,156	19,145	16,124
Net income	146	17,156	31,469	16,124
Earnings per share
Basic
Before cumulative effect of accounting change	$—	$0.43	$0.48	$0.40
Cumulative effect of accounting change	—	—	0.31	—
Net income	—	0.43	0.79	0.40
Diluted
Before cumulative effect of accounting change	$—	$0.43	$0.47	$0.40
Cumulative effect of accounting change	—		0.31	—
Net income	—	0.43	0.78	0.40
Weighted average shares outstanding
Basic	40,089	40,263	40,087	40,263
Diluted	40,413	40,271	40,355	40,271

(1)	As restated, see Note 2

Prior to the merger, 3TEC held certain derivative instruments that had not been qualified for hedge accounting under the provisions of SFAS 133. Accordingly, unrealized gains and losses with respect to such derivatives were recognized currently in 3TEC’s results of operations and are reflected in this manner in the pro forma information presented above. Unrealized gains (losses) included in 3TEC’s results of operations totaled ($23.0) million and ($22.4) million for the three months and six months ended June 30, 2003, respectively, and $9.0 million and ($12.4) million for the three months and six months ended June 30, 2002, respectively. At the time of the merger such derivative instruments were assigned to us and in accordance with the provisions of SFAS 133 all such derivative instruments, except for one gas collar, were qualified for hedge accounting. If such qualifying derivative instruments had been qualified for hedge accounting by 3TEC proforma net income would have been $41.5 million ($1.03 per diluted share) for the six months ended June 30, 2003 and $23.9 million ($0.59 per diluted share) for the six months ended June 30, 2002.

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

On April 14, 2003, we entered into a three-year, $500.0 million senior revolving credit facility with a group of lenders and with JP Morgan Chase Bank serving as administrative agent. The credit facility provides for a borrowing base of $402.5 million that will be redetermined on a semi-annual basis, with us and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on our oil and gas properties, reserves, other indebtedness and other relevant factors. The credit facility matures in April 2006. The credit facility contains a $50.0 million sub-limit on letters of credit. To secure borrowings, we pledged 100% of the shares of stock of our domestic subsidiaries and gave mortgages covering 80% of the total present value of our domestic oil and gas properties.

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

Cash Flows

	Six Months Ended June 30,
	2003(1)	2002
	(in millions)
Cash provided by (used in):
Operating activities	$42.6	$19.8
Investing activities	(314.1)	(42.4)
Financing activities	273.9	22.6

(1)	As restated, see Note 2 to the consolidated financial statements.

Net cash provided by operating activities was $42.6 million and $19.8 million for the first six months of 2003 and 2002, respectively. The increase primarily reflects higher revenues, partially offset by higher production costs.

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

Goodwill.    In a purchase transaction, goodwill represents the excess of the purchase price plus the liabilities assumed, including deferred income taxes recorded in connection with the merger, over the fair value of the net assets acquired. In our acquisition of 3TEC, goodwill totaled $146.3 million and represents 13% of our total assets at June 30, 2003.

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

At June 30, 2003, OCI consisted of $24.5 million ($14.5 million net of tax) of unrealized losses on our oil and gas hedging instruments, $0.3 million ($0.2 million, net of tax) loss related to our interest rate swap and $0.1 million ($0.1 million, net of tax) related to pension liabilities. The assets and liabilities related to all of our open commodity derivative instruments were included in current assets ($1.7 million), other assets ($0.7 million), current liabilities ($39.5 million), other long-term liabilities ($10.4 million) and deferred income taxes (a tax benefit of $10.0 million).

During the three and six months ended June 30, 2003, $9.0 million ($5.3 million net of tax) and $26.3 million ($15.6 million net of tax) in losses from the settlement of oil and gas hedging instruments were reclassified from OCI and charged to income as a reduction of oil and gas revenues. As of June 30, 2003, $18.9 million ($11.2 million, net of tax) of deferred net losses on oil and gas hedging instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period. In addition, during the three and six months ended June 30, 2003, $1.4 million of fair value changes for certain commodity derivatives acquired in the merger that do not qualify for hedge accounting is reflected in gain on derivatives in each of the periods.

At July 31, 2003 we had the following open commodity derivative positions:

	Bbls / MMBtu Per Day
	2003	2004	2005
Crude Oil Swaps
Average price $24.10 per Bbl	20,250	—	—
Average price $23.89 per Bbl	—	18,500	—
Average price $23.85 per Bbl	—	—	7,500

Natural Gas Swaps
Average price $5.02 per MMBtu	50,000	—	—
Average price $4.45 per MMBtu	—	20,000	—

Natural Gas Costless Collar(1)	—	20,000	—
Floor price of $4.00 per MMBtu
Cap price of $5.15 per MMBtu

(1)	Does not qualify for hedge accounting

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

The contract counterparties for our derivative commodity contracts are all major financial institutions with Standard & Poor’s ratings of A or better. Three of the financial institutions that are participating lenders in our revolving credit facility hold contracts that represent approximately 41% of the fair value of all open positions as of June 30, 2003. No one counterparty holds contracts that represent more than 19% of the fair value of all open positions as of June 30, 2003.

The fair value of outstanding commodity derivative instruments and the change in fair value that would be expected from a 10 percent price decrease are shown in the table below (in millions):

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

PART II. OTHER INFORMATION

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

PLAINS EXPLORATION & PRODUCTION COMPANY.

Date: March 10, 2004	By:	/s/ Stephen A. Thorington

Stephen A. Thorington Executive Vice President and Chief Financial Officer (Principal Financial Officer)