Form 10-Q/A
period 2003-09-30
PLAINS EXPLORATION & PRODUCTION CO
filed 2004-03-10
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q / A

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend in its entirety the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, which was filed with the SEC on November 7, 2003 (“Original Form 10-Q”). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-Q/A contains the complete text of items 1, 2 and 3 of Part I and item 6 of Part II, as amended, as well as certain currently dated certifications.

The Company is adjusting its financial statements to correctly reflect the impact of purchase accounting on the derivative contracts assumed in its merger with 3TEC Energy Corporation, or 3TEC. Upon closing the merger, the Company considered the derivative contracts in determining the fair value of oil and gas properties subject to amortization. The Company followed hedge accounting for all of the derivative contracts and recorded a liability for the fair value on the closing date of the merger with offsetting debits to Other Comprehensive Income, or OCI, and deferred taxes. As the oil and gas production was sold, the Company reduced the liability for the settlements, reclassed the amount applicable to the settled contracts in OCI and reflected the cash settlements for these hedges as an increase or decrease to oil and gas revenues. Upon further review, it was recently determined that the treatment of the hedges in the initial purchase accounting was incorrect, resulting in adjustments to earnings subsequent to the acquisition, as well as adjustments to oil and gas properties and goodwill at the date of acquisition. The initial purchase accounting should have reflected the fair value of the derivatives as a liability with an increase to oil and gas properties and goodwill. Since the cash settlements on these derivatives for the period from acquisition through September 30, 2003 were less than the liability recorded at the merger date, the difference should have been reflected as an increase to earnings. In addition, the Company is adjusting the statement of cash flows to reclassify the payment of $14.7 million for the redemption of the 3TEC preferred stock, which occurred soon after the acquisition and contemplated at the date of the acquisition, as investing activities instead of as previously reported in operating activities.

In addition, it was determined that one gas collar that had been accounted for as a hedge did not qualify for hedge accounting because such contract had a value of a net liability which would be considered a net written option as of the date of acquisition.

Accordingly, the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2003 have been restated to reflect the correct accounting for the derivative contracts. The net effect of these adjustments was an increase of $24.0 million to total assets, which primarily relates to the increase to oil and gas properties subject to amortization, as of September 30, 2003, an increase to net income of $4.2 million and $5.9 million, respectively, for the three months and nine months ended September 30, 2003 and a decrease to other comprehensive income of $0.2 million for the three months ended September 30, 2003 and an increase to other comprehensive income of $15.2 million for the nine months ended September 30, 2003. These adjustments also increased net cash provided by operating activities and net cash used in investing activities by $14.8 million for the nine months ended September 30, 2003.

This amendment does not reflect events occurring after the filing of the Original 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements:

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	September 30, 2003(1)	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$4	$1,028
Accounts receivable—Plains All American Pipeline, L.P.	20,951	22,943
Other accounts receivable	25,689	5,925
Commodity hedging contracts	2,615	2,594
Inventories	5,438	5,198
Other current assets	6,680	1,051

	61,377	38,739

Property and Equipment, at cost
Oil and gas properties—full cost method
Subject to amortization	1,025,670	629,454
Not subject to amortization	85,630	30,045
Other property and equipment	4,184	2,207

	1,115,484	661,706
Less allowance for depreciation, depletion and amortization	(170,065)	(168,494)

	945,419	493,212

Goodwill	149,722	—

Other Assets	17,877	18,929

	$1,174,395	$550,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$67,129	$40,012
Commodity hedging contracts	29,722	24,572
Royalties payable	18,780	11,873
Interest payable	6,455	9,207
Current maturities of long-term debt	511	511

	122,597	86,175

Long-Term Debt
8.75% senior subordinated notes	276,949	196,855
Revolving credit facility	226,200	35,800
Other	—	511

	503,149	233,166

Asset Retirement Obligation	32,457	—

Other Long-Term Liabilities	16,713	6,303

Deferred Income Taxes	129,472	51,416

Commitments and Contingencies (Note 7)
Stockholders’ Equity
Common stock	405	244
Additional paid-in capital	321,996	174,279
Retained earnings	59,526	12,155
Accumulated other comprehensive income	(11,870)	(12,858)
Treasury stock	(50)	—

	370,007	173,820

	$1,174,395	$550,880

(1)	As restated, see Note 2

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003(1)	2002	2003(1)	2002
Revenues
Oil sales to Plains All American Pipeline, L.P.	$58,903	$55,957	$178,496	$137,633
Other oil sales	5,366	—	7,002	—
Oil hedging	(11,595)	(7,616)	(37,863)	(8,070)
Gas sales	37,011	2,552	57,240	7,130
Gas hedging	5,437	—	5,436	—
Other operating revenues	260	14	667	27

	95,382	50,907	210,978	136,720

Costs and Expenses
Production expenses	24,599	20,601	66,950	53,355
Production and ad valorem taxes	3,893	1,143	6,749	3,471
Gathering and transportation expenses	969	—	1,296	—
General and administrative
G&A excluding items below	5,517	2,636	14,274	7,362
Stock appreciation rights	4,670	—	7,317	—
Merger related costs	2,007	—	3,104	—
Depreciation, depletion and amortization	15,471	7,755	33,421	21,262
Accretion of asset retirement obligation	730	—	1,906	—

	57,856	32,135	135,017	85,450

Income from Operations	37,526	18,772	75,961	51,270
Other Income (Expense)
Interest expense	(6,936)	(5,009)	(17,130)	(14,427)
Extinguishment of debt	(224)	—	(224)	—
Expenses of terminated public equity offering	—	(1,700)	—	(1,700)
Gain on derivatives	1,741	—	3,207	—
Interest and other income (expense)	234	78	67	114

Income Before Income Taxes and Cumulative Effect of Accounting Change	32,341	12,141	61,881	35,257
Income tax expense
Current	(271)	(1,642)	(2,700)	(5,660)
Deferred	(14,526)	(3,081)	(24,134)	(8,097)

Income Before Cumulative Effect of Accounting Change	17,544	7,418	35,047	21,500
Cumulative effect of accounting change, net of tax	—	—	12,324	—

Net Income	$17,544	$7,418	$47,371	$21,500

Earnings Per Share (in dollars)
Basic
Income before cumulative effect of accounting change	$0.44	$0.31	$1.13	$0.89
Cumulative effect of accounting change	—	—	0.40	—

	$0.44	$0.31	$1.53	$0.89

Diluted
Income before cumulative effect of accounting change	$0.43	$0.31	$1.12	$0.89
Cumulative effect of accounting change	—	—	0.39	—

	$0.43	$0.31	$1.51	$0.89

Weighted Average Shares Outstanding
Basic	40,106	24,200	31,029	24,200
Diluted	40,726	24,200	31,415	24,200

(1)	As restated, see Note 2

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of dollars)

	Nine Months Ended September 30,
	2003(1)	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,371	$21,500
Items not affecting cash flows from operating activities
Depreciation, depletion and amortization	33,421	21,262
Accretion of asset retirement obligation	1,906	—
Gain on derivatives	(3,207)	—
Deferred income taxes	24,134	8,097
Cumulative effect of adoption of accounting change	(12,324)	—
Noncash compensation	9,386	—
Other noncash items	352	372
Change in assets and liabilities from operating activities, net of effect of acquisition
Accounts receivable and other assets	2,399	(11,010)
Accounts payable and other liabilities	(15,491)	18,132

Net cash provided by operating activities	87,947	58,353

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(95,024)	(53,589)
Acquisition of 3TEC Energy Corporation, net of cash acquired	(267,197)	—
Proceeds from sale of oil and gas properties	8,517	—
Other	(1,759)	(55)

Net cash used in investing activities	(355,463)	(53,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in revolving credit facility	190,400	90,700
Principal payments of long-term debt	(511)	(511)
Proceeds from debt issuance	80,061	196,752
Debt issuance costs	(4,143)	(5,469)
Distribution to Plains Resources Inc.	—	(311,964)
Contribution from Plains Resources Inc.	—	5,000
Receipts from Plains Resources Inc.	510	21,536
Other	175	—

Net cash provided by financing activities	266,492	(3,956)

Net increase (decrease) in cash and cash equivalents	(1,024)	753
Cash and cash equivalents, beginning of period	1,028	13

Cash and cash equivalents, end of period	$4	$766

(1)	As restated, see Note 2

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003(1)	2002	2003(1)	2002
Net Income	$17,544	$7,418	$47,371	$21,500

Other Comprehensive Income (Loss)
Commodity hedging contracts, net of tax
Change in fair value	(795)	(9,902)	(18,332)	(34,882)
Reclassification adjustment for settled contracts	3,648	4,621	19,213	4,562
Other, net of tax	31	(167)	107	(167)

	2,884	(5,448)	988	(30,487)

Comprehensive Income (Loss)	$20,428	$1,970	$48,359	$(8,987)

(1)	As restated, see Note 2

See notes to consolidated financial statements.

PLAINS EXPLORATION AND PRODUCTION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(share and dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings(1)	Accumulated Other Comprehensive Income(1)	Treasury Stock		Total(1)
	Shares	Amount				Shares	Amount
Balance at December 31, 2002	24,224	$244	$174,279	$12,155	$(12,858)	$—	$—	$173,820
Net income	—	—	—	47,371	—	—	—	47,371
Contributions by Plains Resources Inc.	—	—	510	—	—	—	—	510
Issuance of common stock
Acquisition of 3TEC Energy Corporation	16,070	161	152,025	—	—	—	—	152,186
Other	20	—	206	—	—	—	—	206
Restricted stock awards
Deferred compensation	—	—	1,885	—	—	—	—	1,885
Spin-off by Plains Resources Inc.	—	—	(6,909)	—	—	—	—	(6,909)
Other comprehensive income	—	—	—	—	988	—	—	988
Repurchase of common stock	—	—	—	—	—	(4)	(50)	(50)

Balance at June 30, 2003	40,314	$405	$321,996	$59,526	$(11,870)	(4)	$(50)	$370,007

(1)	As restated, see Note 2

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

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

At January 1, 2003, the present value of our future asset retirement obligation for oil and gas properties and equipment was $26.5 million. The cumulative effect of our adoption of SFAS 143 and the change in accounting principle resulted in an increase in net income during the first quarter of 2003 of $12.3 million (reflecting a $30.8 million decrease in accumulated depreciation, depletion and amortization, partially offset by $10.6 million in accretion expense, and $7.9 million in income taxes). We recorded a liability of $26.5 million and an asset of $15.9 million in connection with the adoption of SFAS 143. Adopting SFAS No. 143 does not impact our cash flows.

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

	Pro forma
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

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

As of September 30, 2003, we had undeveloped leaseholds of approximately $74.0 million that would be classified on our balance sheet as “intangible undeveloped leasehold” and developed leaseholds of an estimated $278.0 million that would be classified as “intangible developed leasehold” if we applied the interpretations described above. The amounts that would be subject to this classification included in our historical balance sheet prior to the acquisition of 3TEC is not material.

We will continue to classify our oil and gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as tangible oil and gas properties until further guidance is provided.

Note 2—Restatement of Financial Statements

These financial statements have been adjusted to correctly reflect the impact of purchase accounting on the derivative contracts assumed in its merger with 3TEC Energy Corporation, or 3TEC. Upon closing the merger, the Company considered the derivative contracts in determining the fair value of oil and gas properties subject to amortization. The Company followed hedge accounting for all of the derivative contracts and recorded a liability for the fair value on the closing date of the merger with offsetting debits to Other Comprehensive Income, or OCI, and deferred taxes. As the oil and gas production was sold, the Company reduced the liability for the settlements, reclassed the amount applicable to the settled contracts in OCI and reflected the cash settlements for these hedges as an increase or decrease to oil and gas revenues. Upon further review, it was recently determined that the treatment of the hedges in the initial purchase accounting was incorrect, resulting in adjustments to earnings subsequent to the acquisition, as well as adjustments to oil and gas properties and goodwill at the date of acquisition. The initial purchase accounting should have reflected the fair value of the derivatives as a liability with an increase to oil and gas properties and goodwill. Since the cash settlements on these derivatives for the period from acquisition through September 30, 2003 were less than the liability recorded at the merger date, the difference should have been reflected as an increase to earnings. In addition, it was determined that one gas collar that had been accounted for as a hedge did not qualify for hedge accounting because such contract had a value of a net liability which would be considered a net written option as of the date of acquisition. In addition, the Company is adjusting the statement of cash flows to reclassify the payment of $14.7 million for the redemption of the 3TEC preferred stock, which occurred soon after the acquisition and contemplated at the date of the acquisition, as investing activities instead of as previously reported in operating activities.

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The significant effects of the restatement on the financial statements from the amounts previously reported are summarized in the following table (in thousands of dollars, except per share data):

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	Previously Reported	As Restated	Previously Reported	As Restated
Consolidated Statements of Income
Oil hedging	$(11,416)	$(11,595)	$(37,671)	$(37,863)
Gas hedging	(357)	5,437	(1,805)	5,436
Total revenues	89,767	95,382	203,929	210,978
Depletion, depreciation and amortization	15,215	15,471	33,083	33,421
Total costs and expenses	57,600	57,856	134,679	135,017
Income from operations	32,167	37,526	69,250	75,961
Gain on derivatives	—	1,741	—	3,207
Income tax expense—deferred	(11,632)	(14,526)	(20,092)	(24,134)
Income before cumulative effect of accounting change	13,338	17,544	29,171	35,047
Net income	13,338	17,544	41,495	47,371
Earnings per share
Basic
Income before cumulative effect of accounting change	$0.33	$0.44	$0.94	$1.13
Net income	0.33	0.44	1.34	1.53
Diluted
Income before cumulative effect of accounting change	0.33	0.43	0.93	1.12
Net income	0.33	0.43	1.32	1.51
Consolidated Statements of Cash Flows
Cash flows from operating activities
Net income			$41,495	$47,371
Items not affecting cash flows from operating activities
Depreciation, depletion and amortization			33,083	33,421
Gain on derivatives			—	(3,207)
Deferred income taxes			20,092	24,134
Change in assets and liabilities from operating activities, net of effect of acquisition
Accounts payable and other liabilities			(23,291)	(15,491)
Net cash provided by operating activities			$73,098	$87,947

Cash flows from investing activities
Acquisition of 3TEC Energy Corporation, net of cash acquired			(252,348)	(267,197)
Net cash used in investing activities			(340,614)	(355,463)
Consolidated Statements of Other Comprehensive Income
Net income	$13,338	$17,544	$41,495	$47,371
Commodity hedging contracts
Change in fair value	236	(795)	(31,785)	(18,332)
Reclassification adjustment for settled contracts	6,975	3,648	23,389	19,213
Comprehensive income (loss)	20,580	20,428	33,206	48,359

(table continued on following page)

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	September 30, 2003
	Previously Reported	As Restated
Consolidated Balance Sheet
Oil and gas properties—subject to amortization	1,003,656	1,025,670
Total property and equipment	1,093,470	1,115,484
Allowance for depreciation, depletion and amortization	(169,727)	(170,065)
Net property and equipment	923,743	945,419
Goodwill	147,383	149,722
Total assets	1,150,380	1,174,395

Deferred income taxes	120,610	129,472
Stockholders’ equity
Retained earnings	53,650	59,526
Accumulated other comprehensive income	(21,147)	(11,870)
Total stockholders’ equity	354,854	370,007
Total liabilities and stockholders’ equity	1,150,380	1,174,395

Note 3—Acquisition of 3TEC Energy Corporation

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

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

(in thousands, except share price)(1)
Calculation and preliminary allocation of purchase price:
Shares of PXP common stock issued to 3TEC stockholders	16,070
Average PXP stock price	$9.47

Fair value of common stock issued	152,186
Cash to 3TEC stockholders and warrantholders	160,720
3TEC debt retired in the merger (including accrued interest)	90,065
Merger costs incurred by PXP	5,041

Total purchase price	$408,012

Fair value of assets acquired and liabilities assumed:
Current assets	$23,349
Oil and gas properties and equipment
Subject to amortization	294,356
Not subject to amortization	61,116
Other properties and equipment	218
Goodwill	149,722
Current liabilities	(75,468)
Deferred tax liability related to the merger	(40,887)
Other long-term liabilities	(4,394)

Total purchase price	$408,012

(1)	As restated, see Note 2.

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

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

	Three Months Ended September 30, 2002(1)	Nine Months Ended September 30,
		2003(1)	2002(1)
	(in thousands, except per share data)
Revenues	$75,234	$284,573	$207,446
Income from operations	22,275	119,039	69,576
Income before the cumulative effect of accounting change	8,711	37,796	30,423
Net income	8,711	50,120	30,423
Earnings per share
Basic
Before cumulative effect of accounting change	$0.22	$0.94	$0.76
Cumulative effect of accounting change	—	0.31	—

Net income	$0.22	$1.25	$0.76

Diluted
Before cumulative effect of accounting change	$0.22	$0.94	$0.76
Cumulative effect of accounting change	—	0.30	—

Net income	$0.22	$1.24	$0.76

Weighted average shares outstanding
Basic	40,270	40,103	40,101
Diluted	40,270	40,489	40,101

(1)	As restated, see Note 2

Prior to the merger, 3TEC held certain derivative instruments that had not been qualified for hedge accounting under the provisions of SFAS 133. Accordingly, unrealized gains and losses with respect to such derivatives were recognized currently in 3TEC’s results of operations and are reflected in this manner in the pro forma information presented above. Unrealized gains (losses) included in 3TEC’s results of operations totaled ($15.5) million for the nine months ended September 30, 2003 and $3.1 million and ($9.3) million for the three months and nine months ended September 30, 2002, respectively. At the time of the merger all of such derivative instruments, were assigned to us and in accordance with the provisions of SFAS 133, except for one gas collar, all were qualified for hedge accounting.

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

At September 30, 2003, OCI consisted of $19.7 million ($11.7 million net of tax) of unrealized losses on our oil and gas hedging instruments, a $0.2 million ($0.1 million, net of tax) loss related to our interest rate swap and $0.1 million ($0.1 million, net of tax) related to pension liabilities. The assets and liabilities related to all of our open commodity derivative instruments were included in current assets ($2.6 million), other assets ($0.5 million), current liabilities ($29.7 million), other long-term liabilities ($9.0 million) and deferred income taxes (a tax benefit of $10.0 million).

During the three and nine months ended September 30, 2003, $6.2 million ($3.7 million net of tax) and $32.4 million ($19.2 million net of tax) in losses from the settlement of oil and gas hedging instruments were reclassified from OCI and charged to income as a reduction of oil and gas revenues. As of September 30, 2003, $14.3 million ($8.5 million, net of tax) of deferred net losses on oil and gas hedging instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period as the hedged volumes are produced and sold. In addition, during the three months and nine months ended September 30, 2003, $1.7 million and $3.2 million, respectively, of fair value changes for certain commodity derivatives acquired in the merger that do not qualify for hedge accounting is reflected in gain on derivatives.

At September 30, 2003, we had the following open commodity derivative positions:

	Bbls / MMBtu Per Day
	2003	2004	2005
Crude Oil Swaps
Average price $24.10 per Bbl	20,250	—	—
Average price $23.89 per Bbl	—	18,500	—
Average price $23.85 per Bbl	—	—	7,500

Natural Gas Swaps
Average price $5.02 per MMBtu	50,000	—	—
Average price $4.45 per MMBtu	—	20,000	—

Natural Gas Costless Collar (1)
Floor price of $4.00 per MMBtu	—	20,000	—
Cap price of $5.15 per MMBtu

(1)	Does not qualify for hedge accounting.

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

Note 5—Long-Term Debt

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

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

Note 8—Supplemental Cash Flow Information

Cash payments for interest and taxes were (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Cash payments for interest	$11,561	$567	$21,770	$567

Cash payments for taxes	$779	$143	$3,581	$469

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The merger involved non-cash consideration as follows (in thousands of dollars);

Fair value of common stock issued	$152,186
Current liabilities assumed	75,468
Other long-term liabilities assumed	4,394
Deferred income tax liability	40,887

$272,935

As restated, see Note 2.

Note 9—Property Divestments

In September 2003, we sold our interest in 27 predominantly non-operated and noncore fields in the Permian Basin, the Texas Panhandle, the Mid-continent Area, Arkansas, Mississippi, and North Dakota for aggregate proceeds of approximately $14.3 million. Production from these fields was approximately 450 net equivalent barrels per day.

Note 10—Consolidating Financial Statements

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

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATING BALANCE SHEET (Unaudited)

SEPTEMBER 30, 2003

(in thousands)

	Issuer(1)	Guarantor Subsidiaries(1)	Intercompany Eliminations(1)	Consolidated(1)
ASSETS
Current Assets
Cash and cash equivalents	$3	$1	$—	$4
Accounts receivable and other current assets	22,944	30,376	—	53,320
Commodity hedging contracts	485	2,130	—	2,615
Inventories	3,987	1,451	—	5,438

	27,419	33,958	—	61,377

Property and Equipment, at cost
Oil and natural gas properties—full cost method
Subject to amortization	562,448	463,222	—	1,025,670
Not subject to amortization	22,231	63,399	—	85,630
Other property and equipment	3,641	543	—	4,184

	588,320	527,164	—	1,115,484
Less allowance for depreciation, depletion and amortization	(60,548)	(109,517)	—	(170,065)

	527,772	417,647	—	945,419

Goodwill	—	149,722	—	149,722

Investment in and Advances to Subsidiaries	452,287	—	(452,287)	—

Other Assets	19,177	(1,300)	—	17,877

	$1,026,655	$600,027	$(452,287)	$1,174,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$45,422	$46,942	$—	$92,364
Commodity hedging contracts	13,700	16,022	—	29,722
Current maturities on long-term debt	511	—	—	511

	59,633	62,964	—	122,597

Long-Term Debt	503,149	—	—	503,149

Asset Retirement Obligation	17,422	15,035	—	32,457

Other Long-Term Liabilities	11,262	5,451	—	16,713

Payable to Parent	454	465,546	(466,000)	—

Deferred Income Taxes	80,150	49,322	—	129,472

Stockholders’ Equity
Stockholders’ equity	375,887	2,348	3,642	381,877
Accumulated other comprehensive income	(21,302)	(639)	10,071	(11,870)

	354,585	1,709	13,713	370,007

	$1,026,655	$600,027	$(452,287)	$1,174,395

(1)	As restated, see Note 2.

Table continued on following page

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
As previously reported:
Oil and natural gas properties—full cost method
Subject to amortization	$562,448	$441,208	$—	$1,003,656
Less allowance for depreciation, depletion and amortization	(60,548)	(109,179)	—	(169,727)
Property and Equipment, at cost, net	527,772	395,971	—	923,743
Goodwill	—	147,383	—	147,383
Total assets	1,026,655	576,012	(452,287)	1,150,380
Payable to Parent	—	466,000	(466,000)	—
Deferred Income Taxes	80,335	40,275	—	120,610
Stockholders’ equity	376,001	(3,642)	3,642	376,001
Accumulated other comprehensive income	(21,147)	(10,071)	10,071	(21,147)
Total stockholders’ equity	354,854	(13,713)	13,713	354,854
Total liabilities and stockholders’ equity	1,026,655	576,012	(452,287)	1,150,380

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATING STATEMENTS OF INCOME (Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands)

	Issuer(1)	Guarantor Subsidiaries(1)	Intercompany Eliminations(1)	Consolidated(1)
Revenues
Oil sales to Plains All American Pipeline, L.P.	$41,242	$17,661	$—	$58,903
Other oil sales	—	5,366	—	5,366
Gas sales	3,921	33,090	—	37,011
Hedging	(7,157)	999	—	(6,158)
Other operating revenues	—	260	—	260

	38,006	57,376	—	95,382

Costs and Expenses
Production expenses	12,010	12,589	—	24,599
Production and ad valorem taxes	1,131	2,762	—	3,893
Transportation expenses	—	969	—	969
General and administrative
G&A, excluding items below	3,587	1,930	—	5,517
Stock appreciation rights	4,670	—	—	4,670
Merger related costs	2,007	—	—	2,007
Depreciation, depletion and amortization	3,166	12,305	—	15,471
Accretion of asset retirement obligation	368	362	—	730

	26,939	30,917	—	57,856

Income from Operations	11,067	26,459	—	37,526
Other Income (Expense)
Equity in earnings of subsidiaries	15,971	—	(15,971)	—
Gain on derivatives	—	1,741	—	1,741
Extinguishment of debt	(224)	—	—	(224)
Interest expense	(5,641)	(1,295)	—	(6,936)
Interest and other income	234	—	—	234

Income Before Income Taxes and Cumulative Effect of Accounting Change	21,407	26,905	(15,971)	32,341
Income tax expense
Current	3,864	(4,135)	—	(271)
Deferred	(7,727)	(6,799)	—	(14,526)

Net Income	$17,544	$15,971	$(15,971)	$17,544

As previously reported:
Revenues
Hedging	$(6,978)	$(4,795)	$—	$(11,773)
Total revenues	38,185	51,582	—	89,767
Costs and Expenses
Depreciation, depletion and amortization	3,166	12,049	—	15,215
Total expenses	26,939	30,661	—	57,600
Income from Operations	11,246	20,921	—	32,167
Other Income (Expense)
Equity in earnings of subsidiaries	11,659	—	(11,659)	—
Gain on derivatives	—	—	—	—
Income Before Income Taxes and Cumulative Effect of Accounting Change	17,274	19,626	(11,659)	25,241
Income tax expense
Deferred	(7,800)	(3,832)	—	(11,632)
Net Income	13,338	11,659	(11,659)	13,338

(1)	As restated, see Note 2.

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

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATING STATEMENTS OF INCOME (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands)

	Issuer(1)	Guarantor Subsidiaries(1)	Intercompany Eliminations(1)	Consolidated(1)
Revenues
Oil sales to Plains All American Pipeline, L.P.	$121,163	$57,333	$—	$178,496
Other oil sales	—	7,002	—	7,002
Gas sales	12,150	45,090	—	57,240
Hedging	(23,292)	(9,135)	—	(32,427)
Other operating revenues	—	667	—	667

	110,021	100,957	—	210,978

Costs and Expenses
Production expenses	35,296	31,654	—	66,950
Production and ad valorem taxes	3,035	3,714	—	6,749
Transportation expenses	—	1,296	—	1,296
General and administrative	—	—	—	—
G&A, excluding items below	11,333	2,941	—	14,274
Stock appreciation rights	7,317	—	—	7,317
Merger related costs	3,104	—	—	3,104
Depreciation, depletion and amortization	14,100	19,321	—	33,421
Accretion of asset retirement obligation	1,086	820	—	1,906

	75,271	59,746	—	135,017

Income from Operations	34,750	41,211	—	75,961
Other Income (Expense)
Equity in earnings of subsidiaries	24,588	—	(24,588)	—
Gain on derivatives	—	3,207	—	3,207
Extinguishment of debt	(224)	—	—	(224)
Interest expense	(13,015)	(4,115)	—	(17,130)
Interest and other income	58	9	—	67

Income Before Income Taxes and Cumulative Effect of Accounting Change	46,157	40,312	(24,588)	61,881
Income tax expense
Current	4,734	(7,434)	—	(2,700)
Deferred	(15,199)	(8,935)	—	(24,134)

Income Before Cumulative Effect of Accounting Change	35,692	23,943	(24,588)	35,047
Cumulative effect of accounting change, net of tax benefit	11,679	645	—	12,324

Net Income	$47,371	$24,588	$(24,588)	$47,371

As previously reported:
Revenues
Hedging	$(23,100)	$(16,376)	$—	$(39,476)
Total revenues	110,213	93,716	—	203,929
Costs and Expenses
Depreciation, depletion and amortization	14,100	18,983	—	33,083
Total expenses	75,271	59,408	—	134,679
Income from Operations	34,942	34,308	—	69,250
Other Income (Expense)
Equity in earnings of subsidiaries	18,598	—	(18,598)	—
Gain on derivatives	—	—	—	—
Income Before Income Taxes and Cumulative Effect of Accounting Change	40,359	30,202	(18,598)	51,963
Income tax expense
Deferred	(15,277)	(4,815)	—	(20,092)
Net Income	41,495	18,598	(18,598)	41,495

(1)	As restated, see Note 2.

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

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands of dollars)

	Issuer(1)	Guarantor Subsidiaries(1)	Intercompany Eliminations(1)	Consolidated(1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,371	$24,588	$(24,588)	$47,371
Items not affecting cash flows from operating activities
Depreciation, depletion and amortization	14,100	19,321	—	33,421
Accretion of asset retirement obligation	1,086	820	—	1,906
Equity in earnings of subsidiaries	(24,588)	—	24,588	—
Gain on derivatives	—	(3,207)	—	(3,207)
Deferred income taxes	15,199	8,935	—	24,134
Cumulative effect of adoption of accounting change	(11,679)	(645)	—	(12,324)
Noncash compensation	9,386	—	—	9,386
Other noncash items	352	—	—	352
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(4,802)	7,201	—	2,399
Accounts payable and other liabilities	6,792	(22,283)	—	(15,491)

Net cash provided by (used in) operating activities	53,217	34,730	—	87,947

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(62,989)	(32,035)	—	(95,024)
Acquisition of 3TEC Energy Corporation, net of cash acquired	—	(267,197)	—	(267,197)
Proceeds from property sales	8,643	(126)	—	8,517
Other	(10,276)	8,517	—	(1,759)

Net cash used in investing activities	(64,622)	(290,841)	—	(355,463)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in revolving credit facility	190,400	—	—	190,400
Proceeds from debt issuance	80,061	—	—	80,061
Debt issuance costs	(4,143)	—	—	(4,143)
Advances/investments with affiliates	(256,088)	256,088	—	—
Receipts from (payments to) Plains Resources Inc.	510	—	—	510
Other	(336)	—	—	(336)

Net cash provided by (used in) financing activities	10,404	256,088	—	266,492

Net increase (decrease) in cash and cash equivalents	(1,001)	(23)	—	(1,024)
Cash and cash equivalents, beginning of period	1,004	24	—	1,028

Cash and cash equivalents, end of period	$3	$1	$—	$4

As previously reported:
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,495	$18,598	$(18,598)	$41,495
Items not affecting cash flows from operating activities
Depreciation, depletion and amortization	14,102	18,981	—	33,083
Equity in earnings of subsidiaries	(18,598)	—	18,598	—
Deferred income taxes	15,276	4,816	—	20,092
Change in assets and liabilities from operating activities
Accounts payable and other liabilities	6,599	(29,890)	—	(23,291)
Net cash provided by (used in) operating activities	53,217	19,881	—	73,098
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of 3TEC Energy Corporation, net of cash acquired	—	(252,348)	—	(252,348)
Net cash used in investing activities	(64,622)	(275,992)	—	(340,614)

(1)	As restated, see Note 2.

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

Results of Operations

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a BOE basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003(2)	2002	2003(1)(2)	2002
Total Period Production
Oil and Liquids (MBbls)	2,437	2,320	6,905	6,433
Gas (MMcf)	7,354	821	10,828	2,540
MBOE	3,663	2,457	8,710	6,856
Average Daily Production
Oil and Liquids (Bbls)	26,489	25,217	25,293	23,564
Gas (Mcf)	79,935	8,924	39,663	9,304
BOE	39,812	26,705	31,904	25,115
Unit Economics (in dollars)
Average Oil & Liquids Sales Price ($/Bbl)
Average NYMEX	$30.21	$28.25	$30.94	$25.45
Hedging revenue (expense)	(4.76)	(3.28)	(5.49)	(1.25)
Differential	(3.84)	(4.13)	(4.07)	(4.06)

Net realized price	$21.61	$20.84	$21.38	$20.14

Average Gas Sales Price ($/Mcf)
Average NYMEX	$5.05	$3.28	$5.43	$3.04
Hedging revenue (expense)	0.74	—	0.50	—
Differential	(0.02)	(0.17)	(0.14)	(0.23)

Net realized price	$5.77	$3.11	$5.79	$2.81

Average Realized Price per BOE	$24.44	$20.71	$23.34	$19.94
Costs and Expenses per BOE
Production expenses	6.72	8.38	7.69	7.78
Production and ad valorem taxes	1.06	0.47	0.77	0.51
Gathering and transportation	0.26	—	0.15	—
G&A
G&A excluding items below	1.51	1.07	1.64	1.07
Stock appreciation rights	1.27	—	0.84	—
Merger related costs	0.55	—	0.36	—
DD&A	4.04	3.04	3.66	3.04

(1)	Reflects the acquisition of 3TEC effective June 1, 2003.
(2)	As restated, see Note 2 to the consolidated financial statements.

Comparison of Three Months Ended September 30, 2003 to Three Months Ended September 30, 2002

Items in this section under the captions net income, oil and gas revenues, depreciation, depletion and amortization, gain on derivatives and income tax expense have been restated to reflect the adjustments described in Note 2 to the consolidated financial statements.

Net income.    Net income was $17.5 million, or $0.43 per diluted share for the third quarter of 2003 compared to net income of $7.4 million, or $0.31 per diluted share for the third quarter of 2002. The increase is due to higher production volumes attributable to the 3TEC acquisition and higher realized prices, partially offset by increased costs related to the 3TEC acquisition and our spin-off from Plains Resources Inc.

Oil and gas revenues.    Oil and gas revenues increased 87%, or $44.2 million, to $95.1 million for the third quarter of 2003 from $50.9 million for the third quarter of 2002. The increase is due to increased production volumes attributable to the 3TEC acquisition and higher realized prices.

Oil revenues increased 9%, or $4.4 million, to $52.7 million for the third quarter of 2003 from $48.3 million for the third quarter of 2002. A 5%, or 0.1 million barrel, increase in 2003 production volumes to 2.4 million barrels increased revenues by $2.5 million and higher realized prices increased revenues by $1.9 million. The 3TEC acquisition accounted for 190,000 barrels of 2003 production.

The average realized price for oil increased 4% to $21.61 per Bbl for the third quarter of 2003 from $20.84 per Bbl for the third quarter of 2002. The increase is attributable to an improvement in the NYMEX oil price, which averaged $30.21 per Bbl in 2003 versus $28.25 per Bbl in 2002 and an improvement in the average location and quality differential from $4.13 per Bbl in 2002 compared to $3.84 per Bbl in 2003. Hedging had the effect of decreasing our average price per Bbl by $4.76 in 2003 compared to $3.28 per Bbl in 2002.

Gas revenues increased 1,531%, or $39.8 million, to $42.4 million for the third quarter of 2003 from $2.6 million for the third quarter of 2002. A 796%, or 6.5 MMcf, increase in 2003 production volumes to 7.4 MMcf increased revenues by $37.7 million and higher realized prices increased revenues by $2.1 million. The 3TEC acquisition accounted for 6.6 MMcf of 2003 production.

The average realized price for gas increased 86% to $5.77 per Mcf for the third quarter of 2003 from $3.11 per Mcf for the third quarter of 2002. The increase is primarily attributable to an improvement in the NYMEX gas price, which averaged $5.05 per Mcf in 2003 versus $3.28 in 2002 and hedging revenues that increased our average price per Mcf by $0.74 in the third quarter of 2003. The average location and quality differential for our gas production improved from $0.17 per Mcf in 2002 to $0.02 per Mcf in 2003.

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

Production and ad valorem taxes.    Production and ad valorem taxes increased 241%, or $2.8 million, to $3.9 million for the third quarter of 2003 from $1.1 million for the third quarter of 2002 due to the 3TEC acquisition. Production and ad valorem taxes for the 3TEC properties totaled $2.7 million in the third quarter of 2003.

Gathering and transportation expenses.    Gathering and transportation expenses, which totaled $1.0 million in 2003, represent costs incurred to deliver oil and gas produced from certain of the 3TEC properties to the sales point.

General and administrative expense.    General and administrative, or G&A, expense, excluding amounts attributable to stock appreciation rights, or SARs, and merger-related costs, increased 109%, or $2.9 million, to $5.5 million for the third quarter of 2003 from $2.6 million for the third quarter of 2002. The increase is primarily a result of our reorganization and spin-off, reflecting the incremental costs of operating as a separate, publicly held company and to increased costs resulting from the 3TEC acquisition.

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

G&A expense does not include amounts capitalized as part of our acquisition, exploration and development activities. We capitalized $2.7 million and $1.7 million of G&A expense in the third quarter of 2003 and 2002, respectively.

Depreciation, depletion and amortization, or DD&A.    DD&A expense increased 99%, or $7.7 million, to $15.5 million for the third quarter of 2003 from $7.8 million for the third quarter of 2002 primarily due to a higher per unit rate ($4.04 per BOE versus $3.04 per BOE) and higher production.

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

Income tax expense.    Income tax expense increased to $14.8 million in the third quarter of 2003 from $4.7 million in the third quarter of 2002. Income tax expense, before the effect of certain provision to return adjustments, increased 119%, or $8.4 million, to $13.2 million for the third quarter of 2003 from $4.7 million for the third quarter of 2002. Our overall effective tax rate increased to 41% in 2003 from 38.9% in 2002. Our currently payable effective tax rate was 7.4% for 2003 as compared to 13.5% for 2002. The decreased currently payable effective rate in 2003 primarily reflects the treatment for tax purposes of certain items that are capitalized for financial reporting purposes. Tax expense and effective tax rates for the periods prior to our spin-off on December 18, 2002 were calculated based on the tax sharing agreement with Plains Resources.

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

Net income.    We reported net income of $47.4 million, or $1.51 per diluted share for the nine months ended September 30, 2003 compared to net income of $21.5 million, or $0.89 per diluted share for the first nine months of 2002. Net income in 2003 includes the effect of the 3TEC acquisition as of June 1, 2003 and an after-tax $12.3 million credit related to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”.

Oil and gas revenues.    Oil and gas revenues increased 54%, or $73.6 million, to $210.3 million for the first nine months 2003 from $136.7 million for 2002. The increase is due to increased production volumes attributable to the 3TEC acquisition and higher realized prices.

Oil revenues increased 14%, or $18.0 million, to $147.6 million for first nine months of 2003 from $129.6 million for 2002. A 7%, or 0.5 million barrel, increase in 2003 production volumes to 6.9 million barrels increased revenues by $10.0 million and higher realized prices increased revenues by $8.0 million. The 3TEC acquisition accounted for 0.3 million barrels of increased production.

The average realized price for oil increased 6%, or $1.24, to $21.38 per Bbl for the first nine months of 2003 from $20.14 per Bbl for 2002. The increase is attributable to an improvement in the NYMEX oil price, which averaged $30.94 per Bbl in 2003 versus $25.45 per Bbl in 2002. Hedging had the effect of decreasing our average price per Bbl by $5.49 in 2003 compared to $1.25 per Bbl in 2002.

Gas revenues increased $55.6 million, to $62.7 million for the first nine months of 2003 from $7.1 million for 2002. A 326% increase in 2003 production volumes to 10.8 MMcf increased revenues by $48.0 million and higher realized prices increased revenues by $7.6 million. The 3TEC acquisition accounted for 8.6 MMcf of 2003 production.

The average realized price for gas increased 106%, or $2.98, to $5.79 per Mcf for the first nine months of 2003 from $2.81 per Mcf for 2002. The increase is primarily attributable to an improvement in the NYMEX gas price, which averaged $5.43 per Mcf in 2003 versus $3.04 in 2002 and hedging revenues that increased our average price per Mcf by $0.50 in 2003. The average location and quality differential for our gas production improved from $0.23 per Mcf in 2002 to $0.14 in 2003.

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

Production and ad valorem taxes.    Production and ad valorem taxes increased 94%, or $3.2 million, to $6.7 million for the first nine months of 2003 from $3.5 million for the comparative period of 2002 due to the 3TEC acquisition. Production and ad valorem taxes in the first nine months of 2003 include $3.4 million attributable to the 3TEC properties.

Gathering and transportation expenses.    Gathering and transportation expense, which totaled $1.3 million in 2003, represents costs incurred to deliver oil and gas produced from certain of the 3TEC properties to the sales point.

General and administrative expense.    G&A, expense, excluding amounts attributable to stock appreciation rights and merger-related costs, increased 94%, or $6.9 million, to $14.3 million for the first nine months of 2003 from $7.4 million for the first nine months of 2002. The increase is primarily a result of our reorganization and spin-off, reflecting the incremental costs of operating as a separate, publicly held company and to increased costs resulting from the 3TEC acquisition.

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

Depreciation, depletion and amortization, or DD&A.    DD&A expense increased 57%, or $12.1 million, to $33.4 million for the first nine months of 2003 from $21.3 million for the first nine months of 2002. Approximately $11.0 million of the increase was attributable to our oil and gas DD&A due to a higher per unit rate and higher production. Our oil and gas unit of production rate increased to $4.04 per BOE for the period subsequent to the merger as compared to $3.02 per BOE prior to the merger. In the first nine months of 2002 our rate was $3.04 per BOE. Other DD&A expense increased approximately $1.1 million, primarily from amortization of debt issue costs related to our senior subordinated debt and our revolving credit facility.

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

Income tax expense.    Income tax expense increased to $26.8 million in the first nine months of 2003 from $13.8 million in the first nine months of 2002. Income tax expense, before the effect of certain provision to return adjustments, increased 75%, or $11.4 million, to $25.2 million for the first nine months of 2003 from $13.8 million for the first nine months of 2002. Our overall effective tax rate increased to 41% in 2003 from 39% in 2002. Our currently payable effective tax rate was 8% for 2003 as compared to 16% for 2002. The decreased currently payable effective rate in 2003 primarily reflects the treatment for tax purposes of certain items that are capitalized for financial reporting purposes. Tax expense and effective tax rates for the periods prior to our spin-off on December 18, 2002 were calculated based on the tax sharing agreement with Plains Resources.

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

Cash Flows

	Nine Months Ended September 30,
	2003(1)	2002
	(in millions)
Cash provided by (used in):
Operating activities	$87.9	$58.4
Investing activities	(355.4)	(53.6)
Financing activities	266.5	(4.0)

(1)	As restated, see Note 2 to the consolidated financial statements.

Net cash provided by operating activities was $87.9 million and $58.4 million for the first nine months of 2003 and 2002, respectively. The increase primarily reflects higher revenues, partially offset by higher production and G&A costs.

Net cash used in investing activities was $355.4 million in the first nine months of 2003 and $53.6 million in the first nine months of 2002. Such amount for 2003 includes $267.2 million related to the merger. Costs incurred in connection with our oil and gas acquisition, development and exploration activities totaled $95.0 million in 2003 compared to $53.6 million in 2002.

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

Goodwill.    In a purchase transaction, goodwill represents the excess of the purchase price plus the liabilities assumed, including deferred income taxes recorded in connection with the merger, over the fair value of the net assets acquired. In our acquisition of 3TEC, goodwill totaled $149.7 million and represents 13% of our total assets at September 30, 2003.

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

All forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date hereof, and you should not place undue certainty on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Quarterly Report on Form 10-Q. Moreover, although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. See —”Critical Accounting Policies and Factors That May Affect Future Results” for an additional discussion of risks and uncertainties.

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

At September 30, 2003, OCI consisted of $19.7 million ($11.7 million net of tax) of unrealized losses on our oil and gas hedging instruments, a $0.2 million ($0.1 million, net of tax) loss related to our interest rate swap and $0.1 million ($0.1 million, net of tax) related to pension liabilities. The assets and liabilities related to all of our open commodity derivative instruments were included in current assets ($2.6 million), other assets ($0.5 million), current liabilities ($29.7 million), other long-term liabilities ($9.0 million) and deferred income taxes (a tax benefit of $8.0 million).

During the three and nine months ended September 30, 2003, $6.2 million ($3.7 million net of tax) and $32.4 million ($19.2 million net of tax) in losses from the settlement of oil and gas hedging instruments were reclassified from OCI and charged to income as a reduction of oil and gas revenues. As of September 30, 2003, $14.3 million ($8.5 million, net of tax) of deferred net losses on oil and gas hedging instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period as the hedged volumes are produced and sold. In addition, during the three months and nine months ended September 30, 2003, $1.7 million and $3.2 million, respectively, of fair value changes for certain commodity derivatives acquired in the merger that do not qualify for hedge accounting is reflected in gain on derivatives.

Commodity price risk.    At October 31, 2003, we had the following open commodity derivative positions:

	Bbls / MMBtu Per Day
	2003	2004	2005	2006
Oil Swaps
Average price $24.10 per Bbl	20,250	—	—	—
Average price $23.89 per Bbl	—	18,500	—	—
Average price $24.79 per Bbl	—	—	17,500	—
Average price $25.28 per Bbl	—	—	—	15,000
Natural Gas Swaps
Average price $5.02 per MMBtu	50,000	—	—	—
Average price $4.45 per MMBtu	—	20,000	—	—
Natural Gas Costless Collars
Floor price of $4.00 per MMBtu
Cap price of $5.15 per MMBtu (1)	—	20,000	—	—
Floor price of $4.75 per MMBtu
Cap price of $5.67 per MMBtu	—	10,000	—	—

(1)	Does not qualify for hedge accounting.

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

PLAINS EXPLORATION & PRODUCTION COMPANY

Date: March 10, 2004	By:	/s/ STEPHEN A. THORINGTON

Stephen A. Thorington Executive Vice President and Chief Financial Officer (Principal Financial Officer)