Form 10-K
period 2003-12-31
PLAINS EXPLORATION & PRODUCTION CO
filed 2004-03-12
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

On February 29, 2004, there were approximately 40.4 million shares of the registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $417 million on June 30, 2003 (based on $10.81 per share, the last sale price of the Common Stock as reported on the New York Stock Exchange on such date).

DOCUMENTS INCORPORATED BY REFERENCE: The information required in Part III of the Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the registrant’s 2004 Annual Meeting of Stockholders.

PLAINS EXPLORATION & PRODUCTION COMPANY.

2003 ANNUAL REPORT ON FORM 10-K

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements based on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “will”, “would”, “should”, “plans”, “likely”, “expects”, “anticipates”, “intends”, “believes”, “estimates”, “thinks”, “may”, and similar expressions, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things:

•	uncertainties inherent in the development and production of oil and gas and in estimating reserves;

•	unexpected difficulties in integrating our operations with those of Nuevo Energy Corporation after the proposed acquisition;

•	the consequences of our officers and employees providing services to both us and Plains Resources and not being required to spend any specified percentage or amount of time on our business;

•	unexpected future capital expenditures (including the amount and nature thereof);

•	impact of oil and gas price fluctuations;

•	the effects of our indebtedness, which could adversely restrict our ability to operate, could make us vulnerable to general adverse economic and industry conditions, could place us at a competitive disadvantage compared to our competitors that have less debt, and could have other adverse consequences;

•	the effects of competition;

•	the success of our risk management activities;

•	the availability (or lack thereof) of acquisition or combination opportunities;

•	the impact of current and future laws and governmental regulations;

•	environmental liabilities that are not covered by an effective indemnity or insurance, and

•	general economic, market, industry or business conditions.

All forward-looking statements in this report are made as of the date hereof, and you should not place undue certainty on these statements without also considering the risks and uncertainties associated with these statements and our business that are discussed in this report. Moreover, although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information. See Items 1 & 2.—“Business and Properties—Risk Factors” and Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Factors That May Affect Future Results” in this report for additional discussions of risks and uncertainties.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the SEC’s Public Reference Room. Our SEC filings are also available to the public at the SEC’s web site at www.sec.gov. No information from such web site is incorporated by reference herein. Our web site is www.plainsxp.com. You may also obtain copies of our annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from our web site. These documents are posted to our web site as soon as reasonably practicable after we have filed or furnished these documents with the SEC. We have placed on our website copies of our Corporate Governance Guidelines, charters of our Audit, Organization and Compensation and Nominating and Corporate Governance Committees, and our Policy Concerning Corporate Ethics and Conflicts of Interest. Stockholders may request a printed copy of these governance materials by writing to the Corporate Secretary, Plains Exploration & Production Company, 700 Milam, Suite 3100, Houston, TX 77002.

GLOSSARY OF OIL AND GAS TERMS

The following are abbreviations and definitions of certain terms commonly used in the oil and gas industry and this information statement:

API gravity.    A system of classifying oil based on its specific gravity, whereby the greater the gravity, the lighter the oil.

Bbl.    One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

Bcf.    One billion cubic feet of gas.

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

Proved undeveloped reserves.    Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

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

References herein to “Plains Exploration”, “Plains”, “PXP”, the “Company”, “we”, “us” and “our” mean Plains Exploration & Production Company.

Items 1 and 2.    Business and Properties.

General

We are an independent oil and gas company primarily engaged in the activities of acquiring, developing, exploiting and producing oil and gas in the United States. We own oil and gas properties in ten states with principal operations in:

•	the Los Angeles and San Joaquin Basins in California;

•	the Santa Maria Basin offshore California;

•	the Gulf Coast Basin onshore and offshore Louisiana; and

•	the East Texas Basin in east Texas and north Louisiana.

Assets in our principal focus areas include mature properties with long-lived reserves and significant development and exploitation opportunities as well as newer properties with development, exploitation and exploration potential. We opportunistically hedge portions of our oil and gas production to manage our exposure to commodity price risk.

Proposed Acquisition of Nuevo Energy Corporation

On February 12, 2004 we announced that we had entered into a definitive agreement to acquire Nuevo Energy Company, or Nuevo, in a stock for stock transaction valued at approximately $945 million, based on our February 11, 2004 closing stock price of $15.89 per share. Under the terms of the definitive agreement, Nuevo stockholders will receive 1.765 shares of our common stock for each share of Nuevo common stock. If completed, we will issue up to 38.8 million shares to Nuevo shareholders and assume $234 million of net debt (as of December 31, 2003) and $115 million of Trust Convertible Preferred Securities.

The transaction is expected to qualify as a tax free reorganization under Section 368(a) and is expected to be tax free to our stockholders and tax free for the stock consideration received by Nuevo stockholders. The Boards of directors of both companies have approved the merger agreement and each has recommended it to their respective stockholders for approval. The transaction is subject to stockholder approval from both companies and other customary conditions. Post closing, it is anticipated that PXP stockholders will own approximately 52 of the combined company and Nuevo stockholders will own approximately 48 of the combined company.

The transaction will be accounted for as a purchase of Nuevo by PXP under purchase accounting rules and PXP will continue to use the full cost method of accounting for its oil and gas properties.

Acquisition of 3TEC Energy Corporation

On June 4, 2003, we acquired 3TEC Energy Corporation, or 3TEC, the merger, for approximately $312.9 million in cash and common stock plus $90.0 million to retire 3TEC’s outstanding debt and $14.7 million to retire outstanding 3TEC preferred stock. Prior to the merger, 3TEC was engaged in the upstream activities of acquiring, exploiting, developing and producing oil and gas in East Texas and the Gulf Coast region, both onshore and in the shallow waters of the Gulf of Mexico. In the transaction, each 3TEC common share was converted in to 0.85 of a share of our common stock and $8.50 in cash. In connection with the merger, we paid cash consideration to the common shareholders of approximately $152.4 million and issued 15.3 million shares. In addition, we paid cash consideration of $8.3 million and issued 0.8 million common shares to redeem outstanding warrants. The cash portion of the purchase price was funded by the issuance of $75.0 million of senior subordinated notes and amounts borrowed under our revolving credit facility. We have accounted for the acquisition of 3TEC as a purchase effective June 1, 2003.

Corporate Reorganization and Spin-off

Prior to December 18, 2002 we were a wholly owned subsidiary of Plains Resources. On December 18, 2002 Plains Resources distributed 100% of the issued and outstanding shares of our common stock to the holders of record of Plains Resources’ common stock as of December 11, 2002. Each Plains Resources stockholder received one share of our common stock for each share of Plains Resources common stock held. Prior to the spin-off, Plains Resources made an aggregate of $52.2 million in cash contributions to us and transferred to us certain assets and we assumed certain liabilities of Plains Resources, primarily related to land, unproved oil and gas properties, office equipment and compensation obligations. We used the cash contributions to reduce outstanding debt under our revolving credit facility.

In contemplation of the spin-off, under the terms of a Master Separation Agreement between us and Plains Resources, on July 3, 2002 Plains Resources contributed to us 100% of the capital stock of its wholly owned subsidiaries that own oil and gas properties in offshore California and Illinois. As a result, we indirectly own our offshore California and Illinois properties and directly own our onshore California properties. Plains Resources also contributed to us $256.0 million of intercompany payables that we or our subsidiaries owed to it. On July 3, 2002 we and Plains E&P Company, our wholly owned subsidiary that has no material assets and was formed for the sole purpose of being a corporate co-issuer of certain of our indebtedness, issued $200 million of 8.75% Senior Subordinated Notes due 2012, or the 8.75% notes. On July 3, 2002 we also entered into a $300 million revolving credit facility. We distributed the net proceeds of $195.3 million from the 8.75% notes and $116.7 million of initial borrowings under our credit facility to Plains Resources.

Plains Resources received a favorable private letter ruling from the Internal Revenue Service stating that for United States federal income tax purposes, the distribution of our common stock qualified as a tax-free distribution under Section 355 of the Internal Revenue Code.

Oil and Gas Operations

We own a 100% working interest in and operate all of our onshore California and Illinois Basin properties. On a pro forma basis for the 3TEC merger, we operated approximately 85% of our 2003 production. As a result, we benefit from economies of scale and control the level, timing and allocation of a significant amount of our capital expenditures and expenses. Our onshore California reserves are generally mature but underdeveloped, have produced significant volumes since initial discovery and have significant estimated remaining reserves while our East Texas and Gulf Coast properties generally have higher initial production rates.

We have a large inventory of projects in our core areas that we believe will support at least three years of development and exploitation activity at historical levels of capital investment. In addition, we have exploration projects at various levels of maturity including a recently acquired 102 square mile 3-D seismic survey in South Louisiana where we operate.

We actively manage our exposure to commodity price fluctuations by hedging significant portions of our production through the use of swaps, collars and purchased puts and calls. The level of our hedging activity depends on our view of market conditions, available hedge prices and our operating strategy. Under our hedging program, we typically hedge approximately 70-75% of our production for the current year, 40-50% of our production for the next year and 25%-40% of our production for the following year. We may hedge to the higher end of the range depending on attractive price levels and expected capital spending requirements. For example, assuming fourth quarter production levels are held constant at 39.0 MBOE per day, as of February 29, 2004 our hedge positions would have resulted in our having hedged approximately 69% of production for 2004, 45% of production for 2005 and 39% of production for 2006.

As of December 31, 2003 we had estimated proved reserves of 281 MMBOE, of which 81% was comprised of oil and 58% was proved developed. We have a reserve life of over 19 years and a proved developed reserve life of over 11 years. We believe our long-lived, low production decline reserve base combined with our active hedging strategy should provide us with relatively stable and recurring cash flow. As of December 31, 2003 and based on year-end 2003 spot market prices of $32.52 per Bbl of oil and $5.97 per MMBtu of gas, our reserves had a PV-10 of $2.0 billion and a standardized measure of $1.3 billion.

The following table sets forth information with respect to our oil and gas properties as of and for the year ended December 31, 2003 (dollars in millions):

	Onshore & Offshore California	Other (1)	Total
Proved reserves
MMBOE	216.9	64.0	280.9
Percent oil	93%	41%	81%
Proved Developed Reserves—MMBOE	118.3	45.7	164.0
2003 Production—MMBOE	8.5	3.8	12.3
PV-10 (2)	$1,327.0	$642.3	$1,969.3
Standardized measure (3)			$1,256.8

(1)	Includes 22.7 MMBOE of proved reserves, 12.6 MMBOE of proved developed reserves and $89.2 million PV-10 attributable to our Illinois Basin properties, for which we have a sales agreement that is expected to close in mid-March 2004.
(2)	Based on year-end 2003 spot market prices of $32.52 per Bbl of oil and $5.97 per MMBtu of gas. PV-10 represents the standardized measure before deducting estimated future income taxes.
(3)	Estimated future income taxes are calculated on a combined basis using the statutory income tax rate, accordingly, the standardized measure is presented in total only.

Oil and Gas Reserves

The following table sets forth certain information with respect to our reserves based upon reserve reports prepared by the independent petroleum consulting firms of Netherland, Sewell & Associates, Inc. and Ryder Scott Company. The reserve volumes and values were determined under the method prescribed by the SEC, which requires the application of year-end prices for each year, held constant throughout the projected reserve life.

	As of or for the Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Oil and Gas Reserves
Oil (MBbls)
Proved developed	124,822	127,415	119,248
Proved undeveloped	102,906	112,746	104,045

	227,728	240,161	223,293

Gas (MMcf)
Proved developed	235,070	53,317	59,101
Proved undeveloped	84,107	23,837	37,116

	319,177	77,154	96,217

MBOE	280,924	253,020	239,329

PV-10 (1):
Proved developed	$1,390,995	$916,373	$454,095
Proved undeveloped	578,300	598,671	189,125

	$1,969,295	$1,515,044	$643,220

Standardized Measure	$1,256,803	$883,507	$384,467

Average year-end realized prices (2)
Oil (per Bbl)	$28.22	$26.91	$15.31
Gas (per Mcf)	$5.53	$4.63	$2.56
Year-end spot market prices
Oil (per Bbl)	$32.52	$31.20	$19.84
Gas (per Mcf)	$5.97	$4.79	$2.58
Reserve replacement ratio	356%	261%	321%
Reserve life (years) (3)	19.6	27.1	27.3
Reserve replacement cost per BOE	$10.98	$2.64	$4.47

(1)	PV-10 represents the standardized measure before deducting estimated future income taxes. Our year-end 2003 PV-10 and standardized measure include future development costs related to proved undeveloped reserves of $37.8 million in 2004, $69.2 million in 2005 and $49.2 million in 2006.
(2)	Based on price in effect at year-end with adjustments based on location and quality.
(3)	2003 based on annualized fourth quarter production to reflect the effect of the 3TEC merger.

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

Since December 31, 2002 we have not filed any estimates of total net proved oil or gas reserves with any federal authority or agency other than the SEC.

Exploitation, Development and Exploration

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

Exploration strategy.    We implement our exploitation plan with respect to our properties by:

•	focusing geophysical and geological talent;

•	employing modern seismic applications;

•	establishing land and prospect inventory practices to reduce costs; and

•	using new technology applications in drilling and completion practices.

Description of Properties

Los Angeles and San Joaquin Basins in California

LA Basin

In 1992 we acquired substantially all of our producing oil properties in the LA Basin. These interests included the Inglewood and Inglewood satellite fields. Following the initial acquisition, we expanded our holdings by acquiring all of ChevronTexaco’s interest in their Inglewood Vickers lease, which further consolidated our holdings in this field. We essentially hold a 100% working interest in the LA Basin properties and operate approximately 536 production and 208 waterflood injection wells in the fields.

The LA Basin properties consist of oil producing reservoirs discovered between 1924 and 1966. Since 1992 we have drilled many production and injection wells, returned previously marginal wells to economic production, optimized pre-existing waterflood operations, initiated new waterfloods, optimized and installed innovative artificial lift systems, increased the capacity and efficiency of water and gas-handling facilities, upgraded tank batteries and facilities to maintain regulatory compliance, reduced unit production expenses and improved marketing margins. Additionally, we continuously update and execute new technical studies to identify more investment opportunities on these properties.

Seismic technology is being utilized in 2004 to further evaluate the unproved reserves in our LA Basin properties and enhance development of proved undeveloped reserves: conventional 3-D at the Inglewood field and innovative, passive seismic at one of the Inglewood satellite fields. Interpretation of the Inglewood 3-D data was initiated in 2003, and will continue in 2004. Drilling based on the results will take place in 2004 and beyond. This is the first application of 3-D seismic technology for exploitation of an onshore LA Basin oil field.

In March 1997 we expanded our operations in the LA Basin by acquiring ChevronTexaco’s interest in the Montebello field, which included a 100% working interest (99.2% net revenue interest) in 55 producing oil wells and related facilities and ownership of approximately 480 acres of surface fee land. A 2-D seismic line was completed in 2002 and in 2004 we expect to evaluate additional seismic and technical studies that may lead to additional seismic iniatives potentially including 3-D seismic or passive seismic data acquisition. The potential value of our real estate holdings at Montebello will be evaluated in what may be a multi-year process beginning in 2004.

In 2003 we spent $34.3 million on capital projects in the LA Basin. We drilled 15 production wells and 10 injection wells, performed several recompletions, oil fracture and acid-stimulations, and completed a 21.5 square mile 3-D seismic survey over the Inglewood oilfield and contiguous areas. In 2004 we will drill additional wells, workover other wells, stimulate and convert several wells to waterflood injectors, execute various technical studies including reservoir simulation, and complete a 3-D geologic model of Inglewood incorporating seismic interpretation, and upgrade facilities to increase capacities and efficiencies. Several of the drilled wells are designed to produce deeper reservoirs at Inglewood that have been extensively studied and are under exploited, potentially holding significant reserves on our leasehold. Our net average daily production from these properties was 14.4 MBOE per day in 2003.

San Joaquin Basin

In 1998 we acquired the Mt. Poso field from Aera Energy LLC. The Mt. Poso field is located near Bakersfield, California, in Kern County. Since acquisition, we have undertaken an aggressive drilling program targeting the Pyramid Hill formation, completing a 107-well drilling program in 2000-2001. In 2002, we completed the installation of electrical generation facilities. In 2003 capital investment was $10.2 million as 96 new wells were drilled and successfully fracture-stimulated. Our net average daily production from this field was 1.6 MBOE during 2003. The Mt. Poso oilfield is being exposed to the marketplace for potential divestment in 2004.

Other Onshore California

In November 1997 we acquired a 100% working interest (94% net revenue interest) in the Arroyo Grande field located in San Luis Obispo County, California, from subsidiaries of Shell Oil Company. We also acquired surface and related development rights to approximately 1,047 acres (net to our interest) included in the 1,500-acre producing unit. The field is primarily under continuous steam injection and in 2003 our net production from the field averaged 1.7 MBOE per day. Since acquiring this property, we have drilled additional wells to downsize the injection patterns in the currently developed area from five acres to one and a quarter acres to accelerate recoveries, and realigned steam injection within these areas to increase the efficiency of the recovery process. In 2003 we spent $5.5 million, drilled 14 producing wells and 4 steam injection wells, and installed a cogeneration facility rated to produce approximately 70% of current electrical demand in order to reduce electricity costs and provide additional steam.

Santa Maria Basin Offshore California

Point Arguello.    In 1999 and 2002 we acquired separate 26.3% working interests in the Point Arguello unit and the various partnerships owning the related transportation, processing and marketing infrastructure. We are the operator for the Point Arguello unit, which consists of three offshore platforms. The sellers of those interests retained responsibility for certain abandonment costs, including: (1) removing, dismantling and disposing of the existing offshore platforms; (2) removing and disposing of all existing pipelines; and (3) removing, dismantling, disposing and remediating all existing onshore facilities. We assumed the sellers’ 52.6% share of all other abandonment costs, primarily well-bore abandonments and conductor removals.

In 2003 we spent $8.2 million on exploitation capital projects, which included drilling two development wells and converting two wells to electric submersible lift systems. In 2004 we expect to continue with our successful workover and high volume lift programs in the unit. In January 2003 our net average daily oil production for the unit was 6.2 MBOE and ended the year at 5.4 MBOE per day for December. Our net average daily oil production for the unit for the year 2003 was 5.7 MBOE

P-0451 E/2 Development.    We have applied for and received all the appropriate permits or modifications to existing permits from federal, state, and local agencies to allow for drilling into the east half of offshore lease P-0451 or E/2 P-0451. The West half of lease P-0451 has already been developed as part of the Point Arguello unit. In 1983-1984 five exploratory wells were drilled into the P-0451 and adjacent P-0452 leases. These wells tested at rates of 3,500, 1,629, 1,100, 604, and 120 barrels of oil per day, respectively, from an oil accumulation considered separate from the Point Arguello field. Based on geologic and geophysical interpretations, we believe approximately 60 percent of that accumulation underlies the E/2 P-0451. We are the operator of P-0451 and have agreements in place between the P-0451 owners and the Point Arguello unit owners that will allow us to participate with at least a 52.6% working interest in the development of the P-0451 E/2 lease. We are now upgrading and mobilizing a rig which will be capable of developing this reservoir by means of extended reach wells drilled from two of the three Point Arguello unit platforms. It is anticipated the drilling will commence in the first half of 2004. While there can be no assurance that drilling will recover economic quantities of oil and gas from the E/2 P-0451, the earlier exploration work indicates a potentially economically viable reservoir.

Gulf Coast Basin Onshore and Offshore Louisiana

We are expanding along the Gulf Coast of Louisiana from the established base of proven reserves and undeveloped acreage acquired in the 2003 3TEC merger. We have entered into additional joint ventures which, as operator, will allow us to continue our expansion in our core areas. In 2003 we spent $37.3 million on exploration and development projects (all subsequent to the 3TEC merger). Our net average daily oil and gas production for this area was 1.2 MBbls of oil per day and 27.2 MMcf of gas per day in December 2003.

State Waters.    We have multiple drilling projects in Breton Sound, Main Pass and Chandeleur Sound (Breton Sound Area or BSA). During 2001-2002, 3TEC participated in six exploratory wells in Louisiana state waters, of which five were gas discoveries. In 2003 an additional eight exploratory wells were drilled in the Breton/Chandeleur Sound areas. Seven were successful. We are continuing our work in the area to drill additional identified prospects. To complement and extend our success in the Breton Sound Area, we acquired a 56.25% interest in 32 new prospects we will operate in an area we refer to as Breton Sound Extension or “BSE”. Drilling in BSE began in November 2003 with three successful wells and no dry holes drilled by year-end. Additionally, we acquired a 37.5% interest in an ongoing 178 square mile 3-D seismic acquisition program to the west of BSA. We refer to this new 178 square mile area as Breton Sound Extension-West or BSE-W. To further build on our activities in this area we acquired previously shot 3-D seismic data in an approximately 79 square mile area east of our original BSA activity area. We refer to this area as Breton Sound Extension East or BSE-E. PXP will operate in this area with a 75% interest. The 3-D data will be reprocessed to assist in the identification and validation of prospect locations.

South Louisiana.    We are building an inventory of prospects based on our 102 square miles of new 3-D seismic data in the Garden City area. PXP operates this area with a 66.7% interest.

East Texas Basin in East Texas and North Louisiana

As a result of the 3TEC merger we acquired interests included in the Rosewood, White Oak/Glenwood, Beckville, Carthage, East Henderson and Oak Hill fields in east Texas. The predominant producing formation is the Cotton Valley Sand gas reservoir with indicated additional pay in the shallower Travis Peak and Pettit formations. There are many proven undeveloped Cotton Valley drilling locations under regulatory field rules that now permit wells to be drilled on 80 acre spacing as opposed to 160 acre or larger spacing. At year-end 2003 we had 142 identified proved undeveloped locations in this area. During 2003 we or our predecessor 3TEC drilled nine development wells and participated in 36 wells drilled by others. All wells encountered productive intervals except one which was abandoned for mechanical reasons above the target interval. In 2003 we spent $16.3 million on exploitation and development projects on these properties (all subsequent to the 3TEC merger). Our net average daily oil and gas production for this area was 0.5 MBbls of oil per day and 38.2 MMcf of gas per day in December 2003.

White Oak/Glenwood Fields.    In connection with the 3TEC merger, we acquired an interest in 247 producing wells in the fields. Our working interest varies from well to well and ranges from 3% to 39%.

Beckville Field.    We are the operator of the Beckville field with a working interest that varies from well to well and ranges from 48% to 100%. In December 2003 we operated 35 producing wells in this field.

We have a non-exclusive seismic license to access 1,465 square miles of 3D seismic data within the area encompassed within Texas and Louisiana. We also have a joint venture with another company whereby collectively we will evaluate 374 square miles of this data located in south Texas for the purposes of generating exploration prospects.

Other

Illinois Basin.    In 2003 our production from these properties averaged 2.3 MBOE of oil per day. We have an agreement to sell these properties via the sale of the stock of our Illinois subsidiary with an expected closing in mid-March 2004.

Property Divestments.    The Company periodically evaluates and from time to time has elected to sell certain of its mature producing properties that it considers to be nonstrategic or fully valued. Such sales enable the Company to focus on its core properties, maintain financial flexibility, reduce overhead and redeploy the proceeds therefrom to activities that the Company believes potentially have a higher financial return. In 2003, we sold our interest in 36 predominantly non-operated and noncore fields in the Permian Basin, the Texas Panhandle, east Texas, the Mid-continent Area, Alabama, Arkansas, Mississippi, North Dakota and New Mexico for aggregate proceeds of approximately $23 million. Production from these fields was approximately 800 net equivalent barrels per day and proved reserves were 3.6 MMBOE.

Acquisition, Exploration, Exploitation and Development Expenditures

The following table summarizes the costs incurred during the last three years for our acquisition, exploration exploitation and development activities.

	Year Ended December 31,
	2003	2002	2001
Property acquisitions costs:
Unproved properties
3TEC Acquisition	$61,116	$—	$—
Other	19,025	65	44
Proved properties (1)
3TEC Acquisition
Asset retirement cost	4,577	—	—
Other	289,779	—	—
Other	1,197	(4,516)	1,645
Exploration costs	8,947	602	286
Exploitation and development costs	101,334	68,346	123,778

	$485,975	$64,497	$125,753

(1)	In connection with the acquisition of an additional interest in the Point Arguello field, offshore California, in 2002 we assumed certain obligations of the seller. As consideration for receiving the transferred properties and assuming such obligations, we received $2.4 million. In addition, we received $2.7 million as our share of revenues less costs for the period April 1 to July 31, 2002, the period prior to ownership.

Exploitation and development costs include expenditures of $30.2 million in 2003, $27.3 million in 2002 and $58.5 million in 2001 related to the development of proved undeveloped reserves included in our proved oil and gas reserves at the beginning of each year. Exploitation and development costs include capital costs required to maintain our proved developed producing reserves. Amounts presented do not include the cumulative effect adjustment for the January 1, 2003 adoption of SFAS 143 of $15.9 million.

Production and Sales

The following table presents information with respect to oil and gas production attributable to our properties, the revenues we derived from the sale of this production, average sales prices we realized and our average production expenses during the years ended December 31, 2003, 2002 and 2001.

	Year Ended December 31,
	2003	2002	2001
Sales
Oil (MBbls)	9,267	8,783	8,219
Gas (MMcf)	18,195	3,362	3,355
MBOE	12,300	9,343	8,778
Revenue
Oil	$249,500	$193,615	$174,614
Oil hedging	(51,352)	(15,577)	281

	198,148	178,038	174,895

Gas	91,267	10,299	28,771
Gas hedging	13,787	—	—

	105,054	10,299	28,771

Other	888	226	473

	$304,090	$188,563	$204,139

Average Prices and Costs
Average Oil Sales Price ($/Bbl)
Average NYMEX	$30.99	$26.15	$26.01
Hedging revenue (cost)	(5.54)	(1.77)	0.03
Differential	(4.07)	(4.11)	(4.76)

Net realized	$21.38	$20.27	$21.28

Average Gas Sales Price ($/Mcf)
Average NYMEX	$5.24	$3.34	$4.34
Hedging revenue (cost)	0.76	—	—
Differential	(0.23)	(0.28)	4.24

Net realized	$5.77	$3.06	$8.58

Average Realized Price per BOE	$24.65	$20.16	$23.20

Costs and Expenses per BOE
Production expenses	7.49	7.94	6.86
Production and ad valorem taxes	0.82	0.46	0.41
Gathering and transportation	0.21	—	—
G&A
G&A excluding items below	1.62	1.15	1.16
Stock appreciation rights	1.46	0.39	—
Merger related costs	0.43	—	—
Spinoff related costs	—	0.09	—
Depletion, depreciation and amortization	3.86	3.17	2.70

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

To manage our exposure to commodity price risks, we use various derivative instruments to hedge our exposure to price fluctuations on oil and gas sales. Our hedging arrangements provide us protection on the hedged volumes if prices decline below the prices at which these hedges are set. However, ceiling prices in our hedges may cause us to receive less revenue on the hedged volumes than we would receive in the absence of hedges.

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

Pursuant to an oil marketing agreement, PAA is the exclusive purchaser of all of our equity oil production from properties owned prior to the 3TEC merger. The marketing agreement provides that PAA will purchase for resale at market prices all of our equity oil production from properties owned prior to the merger. We pay PAA a marketing and administration fee and reimburse PAA for its reasonable expenses incurred in transporting or exchanging our oil. We have agreed to renegotiate the marketing and administration fee in good faith every three years. Under the marketing agreement, PAA has also agreed to, upon our request and reimbursement for its reasonable expenses, market certain of our gas and gas liquids and negotiate our gas purchase agreements. If we were to lose PAA as the exclusive purchaser of our equity production, we believe PAA could be replaced by other purchasers under contracts with similar terms and conditions. However, PAA’s role as the exclusive purchaser for all of our equity oil production does have the potential to impact our overall exposure to credit risk, either positively or negatively, in that PAA may be affected by changes in economic, industry or other conditions. During 2003, 2002 and 2001 no other purchaser accounted for more than 10% of our total revenues.

Productive Wells and Acreage

As of December 31, 2003 we had working interests in 2,188 gross (2,170 net) active producing oil wells and 767 gross (331 net) active producing gas wells. The following table sets forth information with respect to our developed and undeveloped acreage as of December 31, 2003.

	Developed Acres		Undeveloped Acres (1)
	Gross	Net	Gross	Net
Onshore California	8,889	8,844	3,072	89
Offshore California (2)	15,326	8,066	41,720	2,898
Illinois	16,670	14,676	13,857	5,620
Indiana	1,155	854	1,280	575
Kansas	—	—	48,147	37,647
Louisiana	25,594	10,781	31,736	14,453
Mississippi	1,836	315	—	—
New Mexico	64,006	36,930	—	—
Oklahoma	14,093	5,284	550	47
Texas	121,531	58,102	7,881	5,141
Other	—	—	1,961	1,161

Total	269,100	143,852	150,204	67,631

(1)	Less than 10% of total net undeveloped acres are covered by leases that expire from 2003 through 2005.
(2)	Excludes 1,632 undeveloped acres (net) that we have the right to acquire under an option agreement.

Drilling Activities

Information with regard to our drilling activities during the years ended December 31, 2003, 2002 and 2001 is set forth below:

	Year Ended December 31,
	2003		2002		2001
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Oil	—	—	—	—	—	—
Gas	7.0	2.2	—	—	—	—
Dry	3.0	1.0	—	—	—	—

	10.0	3.2	—	—	—	—

Development Wells
Oil	121.0	121.0	79.0	77.4	168.0	163.4
Gas	32.0	14.0	—	—	—	—
Dry	1.0	0.4	1.0	0.5	1.0	1.0

	154.0	135.4	80.0	77.9	169.0	164.4

	164.0	138.6	80.0	77.9	169.0	164.4

Real Estate

We currently own surface and mineral rights in the following tracts of real property, portions of which are used in our oil and gas operations:

Property	Location	Approximate Acreage (Net to Our Interest)
Inglewood	Los Angeles County, California	25
Montebello	Los Angeles County, California	480
Arroyo Grande	San Luis Obispo County, California	1,047
Mt. Poso	Kern County, California	1,236
Gaviota	Santa Barbara County, California	84

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

Regulation

Our operations are subject to extensive regulations. Many federal, state and local departments and agencies are authorized by statute to issue, and have issued, laws and regulations binding on the oil and gas industry and its individual participants. The failure to comply with these rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability. However, we do not believe that we are affected in a significantly different manner by these laws and regulations than are our competitors. Due to the myriad complex federal, state and local regulations that may affect us directly or indirectly, you should not rely on the following discussion of certain laws and regulations as an exhaustive review of all regulatory considerations affecting our operations.

OSHA.    We are subject to the requirements of the federal Occupational Safety and Health Act, as amended, or OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard, the United States Environmental Protection Agency community-right-to know regulations, and similar state statutes require that we maintain certain information about hazardous materials used or produced in our operations and that we provide this information to our employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.

MMS.    The Minerals Management Service, or MMS, has broad authority to regulate our oil and gas operations on offshore leases in federal waters. It must approve and grant permits in connection with our drilling and development plans. Additionally, the MMS has promulgated regulations requiring offshore production facilities to meet stringent engineering and construction specifications restricting the flaring or venting of gas, governing the plugging and abandonment of wells and controlling the removal of production facilities. Under certain circumstances, the MMS may suspend or terminate any of our operations on federal leases, as discussed in “Risk Factors—Governmental agencies and other bodies, including those in California, might impose regulations that increase our costs and may terminate or suspend our operations,” and has proposed regulations that would permit it to expel unsafe operators from offshore operations. The MMS has also established rules governing the calculation of royalties and the valuation of oil produced from federal offshore leases and regulations regarding costs for gas transportation. Delays in the approval of plans and issuance of permits by the MMS because of staffing, economic, environmental or other reasons could adversely affect our operations.

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

Permits.    Our operations are subject to various federal, state and local regulations that include requiring permits for the drilling of wells, maintaining bonding and insurance requirements to drill, operate, plug and abandon, and restore the surface associated with our wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandonment of wells, the disposal of fluids and solids used in connection with our operations and air emissions associated with our operations. Also, we have permits from the city and county of Los Angeles, California, the city of Culver City, California, the county of Kern, California, and the county of Santa Barbara, California to operate crude oil, natural gas and related pipelines and equipment that run within the boundaries of these governmental entities. The permits required for various aspects of our operations are subject to revocation, modification and renewal by issuing authorities.

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

Although we obtained environmental studies on our properties in California and we believe that such properties have been operated in accordance with standard oil field practices, certain of the fields have been in operation for over 90 years, and current or future local, state and federal environmental laws and regulations may require substantial expenditures to comply with such rules and regulations. In connection with the purchase of certain of our onshore California properties, we received a limited indemnity for certain conditions if they violate applicable local, state and federal environmental laws and regulations in effect on the date of such agreement. We believe that we do not have any material obligations for operations conducted prior to our acquisition of these properties, other than our obligation to plug existing wells and those normally associated with customary oil field operations of similarly situated properties. Current or future local, state or federal rules and regulations may require us to spend material amounts to comply with such rules and regulations, and there can be no assurance that any portion of such amounts will be recoverable under the indemnity.

In connection with the purchase of certain of our onshore California properties, each year we are required to plug and abandon 20% of the then remaining inactive wells (there were 158 inactive wells at December 31, 2003). If we do not meet this commitment, and the requirement is not waived, we must escrow funds to cover the cost of the wells that were not abandoned. To date we have not been required to escrow any funds. In addition, until the end of 2005, we are required to spend at least $600,000 per year (and $300,000 per year from 2006 through 2010) to remediate oil contaminated soil from existing well sites that require remediation.

Spin-off Agreements

In connection with the spin-off we entered into certain agreements with Plains Resources, including a master separation agreement; an intellectual property agreement; the Plains Exploration & Production transition services agreement; the Plains Resources transition services agreement; and a technical services agreement. For the year ended December 31, 2003, Plains Resources billed us $0.1 million for services provided to us under these agreements and we billed Plains Resources $0.5 million for services we provided under these agreements.

The master separation agreement provides that for a period of three years, (1) Plains Resources and its subsidiaries will be prohibited from engaging in or acquiring any business engaged in any of the “upstream” activities of acquiring, exploiting, developing, exploring for and producing oil and gas in any state in the United States (except Florida), and (2) we will be prohibited from engaging in any of the “midstream” activities of marketing, gathering, transporting, terminalling and storing oil and gas (except to the extent any such activities are ancillary to, or in support of, any of our upstream activities).

The technical services agreement provides that we will provide services with respect to the operations of Plains Resources “upstream” subsidiary, Calumet Florida Inc. until (1) Calumet is no longer a subsidiary of Plains Resources, (2) Calumet transfers substantially all of its assets to a person that is not a subsidiary of Plains Resources, (3) the third anniversary of the date of the agreement or (4) when all the services are terminated as provided in the agreement. Plains Resources may terminate the agreement as to some or all of the services at any time by giving us at least 90 days’ written notice.

Employees

As of February 29, 2004 we had 424 full-time employees, 213 of whom were field personnel involved in oil and gas producing activities. We believe our relationship with our employees is good. None of our employees is represented by a labor union.

Risk Factors

You should carefully consider the following risk factors in addition to the other information included in this report. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

Our levels of indebtedness may limit our financial and operating flexibility.

We have a substantial amount of debt and the ability to incur substantially more debt. We have outstanding a total of $275.0 million of 8.75% senior subordinated notes due in 2012 which are supported by guarantees of our subsidiaries. In addition, we have a $500.0 million revolving credit facility, which is collateralized by a pledge of the equity of our subsidiaries and substantially all of our other assets and supported by guarantees of our subsidiaries. At February 29, 2004 we had $212.0 million outstanding under this credit facility. We will incur substantial additional indebtedness in connection with the Nuevo acquisition.

We have been assigned a Ba3 senior implied rating and our 8.75% senior subordinated notes have been assigned a B2 rating by Moody’s Investor Service Inc. We have also been assigned a BB- corporate credit rating by Standard and Poor’s Ratings Group. All of these ratings are below investment grade. As a result, at times we may have difficulty accessing capital markets or raising capital on favorable terms as we will incur higher borrowing costs than our competitors that have higher ratings. Therefore, our financial results may be negatively affected by our inability to raise capital or the cost of such capital as a result of our credit ratings.

We and all of our restricted subsidiaries must comply with various covenants contained in our revolving credit facility, the indenture related to our senior subordinated notes and any of our future debt arrangements which, among other things, limit the ability of us and those subsidiaries to:

•	incur additional debt or liens;

•	make payments in respect of or redeem or acquire any debt or equity issued by us;

•	sell assets;

•	make loans or investments;

•	acquire or be acquired by other companies; and

•	amend some of our contracts.

Our substantial debt could have important consequences to you. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital and capital expenditures, to engage in future acquisitions, or development activities, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flow from operations to payments on our debt or to comply with any restrictive terms of our debt;

•	limit our flexibility in planning for, or reacting to, changes in the industry in which we operate; and

•	place us at a competitive disadvantage as compared to our competitors that have less debt.

In addition, if we fail to comply with the terms of any of our debt, our lenders will have the right to accelerate the maturity of that debt and foreclose upon the collateral, if any, securing that debt. Realization of any of these factors could adversely affect our financial condition.

Plains will incur significant charges and expenses as a result of the Nuevo acquisition which will reduce the amount of capital available to fund its operations.

Plains and Nuevo expect to incur approximately $32 million of costs related to the merger. These expenses will include investment banking, bank commitment, legal, accounting and reserve engineering fees, printing costs, transition costs, severance payments to Nuevo management and other related charges. We may also incur unanticipated costs in the acquisition. As a result, we will have less capital available to fund its exploitation, exploration and development activities.

Our results of operations could be adversely affected as a result of goodwill impairments.

In a purchase transaction, goodwill represents the excess of the purchase price plus the liabilities assumed, including deferred income taxes recorded in connection with the merger, over the fair value of the net assets acquired. In our acquisition of 3TEC, goodwill totaled $147.3 million and represents 12% of our total assets at December 31, 2003.

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

Our success is largely dependent on oil and gas prices, which are extremely volatile. Any substantial or extended decline in the price of oil and gas below current levels will have a material adverse effect on our business operations and future revenues. Moreover, oil and gas prices depend on factors we cannot control, such as:

•	supply and demand for oil and gas and expectations regarding supply and demand;

•	weather;

•	actions by the Organization of Petroleum Exporting Countries, or OPEC;

•	political conditions in other oil-producing and gas-producing countries including the possibility of insurgency or war in such areas;

•	the prices of foreign exports and the availability of alternate fuel sources;

•	general economic conditions in the United States and worldwide; and

•	governmental regulations.

With respect to our business, prices of oil and gas will affect:

•	our revenues, cash flows, profitability and earnings;

•	our ability to attract capital to finance our operations and the cost of such capital;

•	the amount that we are allowed to borrow; and

•	the value of our oil and gas properties.

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

The United States’ activities in Iraq, recent terrorist activities and the potential for other global events could adversely affect our business.

The United States’ activities in Iraq and recent terrorist attacks of unprecedented scope have caused instability in the world financial markets and may generate global economic instability. The continued threat of terrorism and the impact of military or other action have led to and will likely lead to increased volatility in prices for oil and gas and could affect the markets for our operations. Further, the United States government has issued public warnings that indicate that energy assets might be specific targets of terrorist organizations. As a result of such a terrorist attack or of terrorist activities in general, the ability to obtain insurance coverages and other coverages and endorsements at prices that we consider reasonable may not be available. These developments have subjected our operations to increased risk and, depending on the ultimate magnitude, could have a material adverse affect on our business.

Our oil production in California and Illinois is dedicated to a single customer and, as a result, our credit exposure to that customer is significant.

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

A substantial portion of our oil and gas reserves are located in California. Because our reserves are not as diversified geographically as many of our competitors, our business is more subject to local conditions than other, more diversified companies. Any regional events, including price fluctuations, natural disasters, and restrictive regulations, that increase costs, reduce availability of equipment or supplies, reduce demand or limit our production may impact our operations more than if our reserves were more geographically diversified.

Our California oil production averages 23 degrees API gravity, which is heavier than premium grade light oil. Due to the processes required to refine this type of oil and the transportation requirements, it is difficult to market our oil outside California. Additionally, the margin (sales price minus production costs) on heavy oil sales is generally less than that of lighter oil due to price differentials, and the effect of material price decreases will more adversely affect the profitability of heavy oil production compared with lighter oil grades.

Operating hazards, natural disasters or other interruptions of our operations could result in potential liabilities, which may not be fully covered by our insurance.

The oil and gas business involves certain operating hazards such as:

•	well blowouts;

•	cratering;

•	explosions;

•	uncontrollable flows of oil, gas or well fluids;

•	fires;

•	pollution; and

•	releases of toxic gas.

In addition, our operations in California are especially susceptible to damage from natural disasters such as earthquakes, mudslides and fires. Any of these operating hazards could cause serious injuries, fatalities, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages, or property damage, which could expose us to liabilities. The payment of any of these liabilities could reduce, or even eliminate, the funds available for exploration, development, and acquisition, or could result in a loss of our properties.

Consistent with insurance coverage generally available to the industry, our insurance policies provide limited coverage for losses or liabilities. The insurance market in general and the energy insurance market in particular have been difficult markets over the past several years. As a result, we do not believe that insurance coverage for the full potential liability, especially environmental liability, is currently available at reasonable cost. If we incur substantial liability and the damages are not covered by insurance or are in excess of policy limits, or if we incur liability at a time when we are not able to obtain liability insurance, then our business, results of operations and financial condition could be materially adversely affected.

Our offshore operations are subject to substantial regulations and risks, which could adversely affect our ability to operate and our financial results.

We conduct operations offshore California and Louisiana. Our offshore activities are subject to more extensive governmental regulation than our other oil and gas activities. In addition, we are vulnerable to the risks associated with operating offshore, including risks relating to:

•	hurricanes and other adverse weather conditions;

•	oil field service costs and availability;

•	compliance with environmental and other laws and regulations;

•	remediation and other costs resulting from oil spill releases of hazardous materials and other environmental damages; and

•	failure of equipment or facilities.

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

Our growth strategy may include acquiring oil and gas businesses and properties. We may not be able to identify suitable acquisition opportunities or finance and complete any particular acquisition successfully. Furthermore, acquisitions involve a number of risks and challenges, including:

•	diversion of management’s attention;

•	the need to integrate acquired operations;

•	potential loss of key employees of the acquired companies;

•	difficulty in assuming recoverable reserves, future production rates, operating costs, infrastructure requirements, environmental and other liabilities, and other factors beyond our control;

•	potential lack of operating experience in a geographic market of the acquired business; and

•	an increase in our expenses and working capital requirements.

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

Successfully implementing our strategies will depend, in part, on our management team. The loss of members of our management team could have an adverse effect on our business. Our exploration and exploitation success and the success of other activities integral to our operations will depend, in part, on our ability to attract and retain experienced engineers, geoscientists and other professionals. Competition for experienced professionals is extremely intense. If we cannot attract or retain experienced technical personnel, our ability to compete could be harmed. Plains does not have key man insurance.

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

As part of the spin-off, all outstanding options to acquire Plains Resources common stock at the time of the spin-off were “split” between Plains Resources stock options and stock appreciation rights with respect to our common stock.

Stock appreciation rights are subject to variable accounting treatment. As a result, at the end of each quarter, we compare the per share closing price of our common stock to the exercise price of each stock appreciation right that is vested or for accounting purposes is deemed vested at the end of the quarter. To the extent the closing price exceeds the exercise price, we will recognize the excess as an accounting charge to the extent we did not previously recognize such excess. If, at the end of the quarter, the per share closing price of our common stock decreased, the stock appreciation right accounting charge would decrease, resulting in increased net income for Plains. In 2003 we recognized $18.0 million of SAR expense.

Item 3.    Legal Proceedings

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

In September 2002, Stocker Resources Inc., or Stocker, our general partner before we converted from a limited partnership to a corporation, filed a declaratory judgment action against Commonwealth Energy Corporation, or Commonwealth, in the Superior Court of Orange County, California relating to the termination of an electric service contract. Stocker was seeking a declaratory judgment that it was entitled to terminate the contract and that Commonwealth had no basis for proceeding against Stocker’s related $1.5 million performance bond. Also in September 2002, Stocker was named a defendant in an action brought by Commonwealth in the Superior Court of Orange County, California for breach of the electric service contract. In January 2004 Plains Resources signed a settlement agreement with Commonwealth. Under the terms of our master separation agreement with Plains Resources, we indemnified them for damages they might incur as a result of this action. As such, we reimbursed Plains Resources’ settlement amount.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Directors and Executive Officers of Plains Exploration & Production Company

Listed below are our directors and executive officers, their age as of February 29, 2003 and their business experience for the last five years.

Directors

James C. Flores, age 44, Chairman of the Board, Chief Executive Officer and a Director since September 2002 and President since March 2004.    He also has been Plains Resources’ Chairman of the Board since December 2002. He was Chairman of the Board and Chief Executive Officer of Plains Resources from May 2001 to December 2002. He was Co-founder and Chairman from inception of Ocean Energy Inc., an oil and gas company, and, at various times, President and Chief Executive Officer from 1992 until March 1999. In March 1999 Ocean Energy, Inc. was merged into Seagull Energy Corporation where Mr. Flores served as Chairman of the Board of the new Ocean Energy, Inc. from March 1999 until January 2000, and as Vice Chairman from January 2000 until January 2001. From January 2001 to May 2001 Mr. Flores managed various private investments.

Alan R. Buckwalter, III, age 57, Director since March 2003.    He retired in January 2003 as Chairman of JPMorgan Chase Bank, South Region, a position he had held since 1998. From 1990 to 1998 he was President of Texas Commerce Bank-Houston, the predecessor entity of JPMorgan Chase Bank. Prior to 1990 Mr. Buckwalter held various executive management positions within the organization. Mr. Buckwalter currently serves on the board of Service Corporation International (SCI), the Texas Medical Center, the Greater Houston Area Red Cross, the University of St. Thomas and St. Luke’s Hospital System. He sits on the Audit Committee and is Chairman of the Compensation Committee for SCI.

Jerry L. Dees, age 64, Director since September 2002.    He also was a director of Plains Resources from 1997 to December 2002. He retired in 1996 as Senior Vice President, Exploration and

Land, for Vastar Resources, Inc. (previously ARCO Oil and Gas Company), a position he had held since 1991. From 1987 to 1991 he was Vice President of Exploration and Land for ARCO Alaska, Inc., and from 1985 to 1987 he held various positions as Exploration Manager of ARCO. From 1980 to 1985 Mr. Dees was Manager of Exploration Geophysics for Cox Oil and Gas Producers.

Tom H. Delimitros, age 63, Director since September 2002.    He also was a director of Plains Resources from 1988 to December 2002. He has been a General Partner of AMT Venture Funds, a venture capital firm, since 1989. He is also a director of Tetra Technologies, Inc., a publicly-traded energy services company. He currently serves as Chairman for three privately-owned companies. Previously, he has served as President and CEO for Magna Corporation, (now Baker Petrolite, a unit of Baker Hughes). From 1983 to 1988, Mr. Delimitros was a General Partner of Sunwestern Investment Funds and Senior Vice President of Sunwestern Management, Inc.

John H. Lollar, age 65, Director since September 2002.    He also was a director of Plains Resources from 1995 to December 2002. He has been the Managing Partner of Newgulf Exploration L.P. since December 1996. He is also a director of Lufkin Industries, Inc., a manufacturing firm, where he is a member of the Compensation Committee and Chair of the Audit Committee. Mr. Lollar was Chairman of the Board, President and Chief Executive Officer of Cabot Oil & Gas Corporation from 1992 to 1995, and President and Chief Operating Officer of Transco Exploration Company from 1982 to 1992.

Executive Officers

Stephen A. Thorington, age 48, Executive Vice President and Chief Financial Officer since September 2002.    He also has been Plains Resources’ Executive Vice President and Chief Financial Officer since February 2003. He was Plains Resources’ Acting Executive Vice President and Chief Financial Officer from December 2002 to February 2003. Previously, he was Senior Vice President—Finance and Corporate Development of Ocean Energy, Inc. from July 2001 to September 2002 and Senior Vice President—Finance, Treasury and Corporate Development of Ocean Energy, Inc. from March 1999 to July 2001. He also served as Vice President, Finance and Treasurer of Seagull Energy Corporation from May 1996 to March 1999. Mr. Thorington served as a Managing Director of Chase Securities, Inc. from April 1994 to May 1996.

John F. Wombwell, age 42, has been Executive Vice President, General Counsel and Secretary of our company and of Plains Resources since September 2003. Prior to Plains Exploration and Production Company, Mr. Wombwell was General Counsel of ExpressJet Airlines, Inc. from April 2002 to September 2003 and Integrated Electrical Services, Inc. from January 1998 to April 2002. Prior to that time, Mr. Wombwell was a partner at the law firm of Andrews & Kurth L.L.P., where he practiced law in the area of corporate and securities matters, representing a variety of public companies.

Thomas M. Gladney, age 51, Executive Vice President—Exploration & Production since June 2003.    He was our Senior Vice President of Operations from September 2002 to June 2003. He also was Plains Resources’ Senior Vice President of Operations from November 2001 to December 2002. He was President of Arguello, Inc., a subsidiary of Plains, from December 1999 to November 2001. From July 1999 to December 1999 he served as a Project Manager for Torch Energy Services, a contract operating services company. From January 1999 to June 1999 he served as a Project Manager for Venoco Inc., an oil and gas company. From September 1998 to January 1999 he was a self-employed engineering services consultant. From 1992 to September 1998 he was Offshore Operations Manager for Oryx Energy Company. Previously, he served as Gulf Coast Reserve Development Manager of Oryx Energy/Sun E&P from 1988 to 1992.

Cynthia A. Feeback, age 46, Senior Vice President—Accounting and Treasurer since September 2002.    She also was Plains Resources’ Senior Vice President—Accounting and Treasurer from July

2001 to December 2002. She was its Vice President—Accounting and Assistant Treasurer from May 1999 to July 2001, and its Assistant Treasurer, Controller and Principal Accounting Officer from May 1998 to May 1999. Previously, Ms. Feeback served as its Controller and Principal Accounting Officer from 1993 to 1998, Controller from 1990 to 1993, and Accounting Manager from 1988 to 1990.

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

Price Range of Common stock

Our common stock is listed on the New York Stock Exchange under the symbol “PXP” and began trading on December 18, 2002. The number of stockholders of record of our common stock on February 29, 2004 was 1,352. The following table sets forth the range of high and low sales prices for our common stock as reported on the New York Stock Exchange Composite Tape for the periods indicated below:

	High	Low
2003
1st Quarter	$10.39	$8.25
2nd Quarter	11.23	8.08
3rd Quarter	13.00	10.26
4th Quarter	16.15	12.55
2002
4th Quarter	$10.30	$8.70

Dividend Policy

We do not anticipate declaring or paying any cash dividends in the future. We intend to retain our earnings to finance the expansion of our business and for general corporate purposes. Our board of directors will have the authority to declare and pay dividends on our common stock in its discretion, as long as we have funds legally available to do so. Our credit facility and the indenture relating to our 8.75% senior subordinated notes restrict our ability to pay cash dividends.

Item 6.    Selected Financial Data

The following selected financial information was derived from, and is qualified by reference to, our consolidated financial statements, including the notes thereto, appearing elsewhere in this report. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto. This information is not necessarily indicative of our future results.

	Year Ended December 31,
	2003(1)	2002	2001	2000	1999
Revenues
Oil sales to Plains All American Pipeline, L.P.	$238,663	$193,615	$174,613	$199,233	$109,863
Other oil sales and oil hedging	(40,515)	(15,577)	282	(72,799)	(7,473)
Gas sales and gas hedging	105,054	10,299	28,771	16,017	5,095
Other operating revenues	888	226	473	—	—

	304,090	188,563	204,139	142,451	107,485

Costs and Expenses
Production expenses	104,819	78,451	63,795	56,228	50,527
General and administrative
G&A excluding items below	19,884	10,756	10,210	6,308	4,367
Stock appreciation rights	18,010	3,653	—	—	—
Merger costs	5,264	—	—	—	—
Spin-off costs	—	777	—	—	—
Depreciation, depletion, amortization and accretion	52,484	30,359	24,105	18,859	13,329

	200,461	123,996	98,110	81,395	68,223

Income from Operations	103,629	64,567	106,029	61,056	39,262
Other Income (Expense)
Interest expense	(23,778)	(19,377)	(17,411)	(15,885)	(14,912)
Derivative gain (loss)	847	—	—	—	—
Interest and other income (expense)	(159)	174	463	343	87
Expenses of terminated public equity offering	—	(2,395)	—	—	—

Income Before Income Taxes and Cumulative Effect of Accounting Change	80,539	42,969	89,081	45,514	24,437
Income tax (expense) benefit
Current	(1,224)	(6,353)	(6,014)	(2,431)	(505)
Deferred	(32,228)	(10,379)	(28,374)	(14,334)	(4,827)

Income Before Cumulative Effect of Accounting Changes	47,087	26,237	54,693	28,749	19,105
Cumulative effect of accounting change, net of tax benefit (2)	12,324	—	(1,522)	—	—

Net Income	$59,411	$26,237	$53,171	$28,749	$19,105

Earnings Per Share
Basic and Diluted
Income before cumulative effect of accounting change	$1.41	$1.08	$2.26	$1.19	$0.79
Cumulative effect of accounting change	0.37	—	(0.06)	—	—

Net income	$1.78	$1.08	$2.20	$1.19	$0.79

(1)	Reflects the effect of the 3TEC merger effective June 1, 2003.
(2)	Cumulative effect of adopting Statement of Financial Accounting Standards No. 143—“Accounting for Asset Retirement Obligations,” or SFAS 143 in 2003 and Statement of Financial Accounting Standards No. 133—“Accounting for Derivatives,” or SFAS 133 in 2001.

Table continued on following page

	Year Ended December 31,
	2003(1)	2002	2001	2000	1999
Weighted Average Common Shares Outstanding
Basic	33,321	24,193	24,200	24,200	24,200
Diluted	33,469	24,201	24,200	24,200	24,200

Cash Flow Data
Net cash provided by operating activities	$118,278	$78,826	$116,808	$79,464	$4,609
Net cash used in investing activities	368,710	64,158	125,880	70,871	59,362
Net cash provided by (used in) financing activities	250,781	(13,653)	8,549	(13,132)	59,690

	As of December 31,
	2003(1)	2002	2001	2000	1999
Balance Sheet Data
Assets
Cash and cash equivalents	$1,377	$1,028	$13	$536	$5,075
Other current assets	58,948	37,711	42,798	36,916	45,287
Property and equipment, net	956,895	493,212	455,117	353,344	301,332
Goodwill	147,251	—	—	—	—
Other assets	19,641	18,929	18,827	10,239	9,270

	$1,184,112	$550,880	$516,755	$401,035	$360,964

Liabilities and Stockholders’ Equity
Current liabilities	$155,086	$86,175	$41,879	$44,313	$34,193
Long-term debt and payable to Plains Resources	487,906	233,166	236,183	226,529	239,661
Other long-term liabilities	65,429	6,303	1,413	—	—
Deferred income taxes	121,435	51,416	57,193	19,161	4,827
Stockholders’ equity/combined owner’s equity	354,256	173,820	180,087	111,032	82,283

	$1,184,112	$550,880	$516,755	$401,035	$360,964

(1)	Reflects the effect of the 3TEC merger effective June 1, 2003.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in connection with the information contained in the consolidated financial statements and notes thereto included elsewhere in this report.

Proposed Acquisition of Nuevo Energy Inc.

On February 12, 2004 we announced that we had entered into a definitive agreement to acquire Nuevo Energy Company (“Nuevo”) in a stock for stock transaction valued at approximately $945 million, based on our February 11, 2004 closing stock price of $15.89 per share. Under the terms of the definitive agreement, Nuevo stockholders will receive 1.765 shares of our common stock for each share of Nuevo common stock. If completed, we will issue up to 38.8 million shares to Nuevo shareholders and assume $234 million of net debt (as of December 31, 2003) and $115 million of Trust Convertible Preferred Securities.

The transaction is expected to qualify as a tax free reorganization under Section 368(a) and is expected to be tax free to our stockholders and tax free for the stock consideration received by Nuevo stockholders. The Boards of directors of both companies have approved the merger agreement and each has recommended it to their respective stockholders for approval. The transaction is subject to stockholder approval from both companies and other customary conditions. Post closing, it is anticipated that PXP stockholders will own approximately 52% of the combined company and Nuevo stockholders will own approximately 48% of the combined company.

The transaction will be accounted for as a purchase of Nuevo by PXP under purchase accounting rules and PXP will continue to use the full cost method of accounting for its oil and gas properties.

Acquisition of 3TEC Energy Corporation

On June 4, 2003, we acquired 3TEC Energy Corporation, or 3TEC, the merger, for approximately $312.9 million in cash and common stock plus $90.0 million to retire 3TEC’s outstanding debt and $14.7 million to retire outstanding 3TEC preferred stock. Prior to the merger, 3TEC was engaged in the upstream activities of acquiring, exploiting, developing and producing oil and gas in East Texas and the Gulf Coast region, both onshore and in the shallow waters of the Gulf of Mexico. In the transaction, each 3TEC common share was converted in to 0.85 of a share of our common stock and $8.50 in cash. In connection with the merger, we paid cash consideration to the common shareholders of approximately $152.4 million and issued 15.3 million shares. In addition, we paid cash consideration of $8.3 million and issued 0.8 million common shares to redeem outstanding warrants. The cash portion of the purchase price was funded by the issuance of $75.0 million of senior subordinated notes and amounts borrowed under our revolving credit facility. We have accounted for the acquisition of 3TEC as a purchase effective June 1, 2003.

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

In contemplation of the spin-off, under the terms of a Master Separation Agreement between us and Plains Resources, on July 3, 2002 Plains Resources contributed to us 100% of the capital stock of its wholly owned subsidiaries that own oil and gas properties in offshore California and Illinois. As a result, we indirectly own our offshore California and Illinois properties and directly own our onshore California properties. Plains Resources also contributed to us $256.0 million of intercompany payables that we or our subsidiaries owed to it. On July 3, 2002 we and Plains E&P Company, our wholly owned subsidiary that has no material assets and was formed for the sole purpose of being a corporate co-issuer of certain of our indebtedness, issued $200 million of 8.75% Senior Subordinated Notes due 2012, or the 8.75% Notes. On July 3, 2002 we also entered into a $300 million revolving credit facility. We distributed the net proceeds of $195.3 million from the 8.75% senior subordinated notes and $116.7 million of initial borrowings under our credit facility to Plains Resources.

Plains Resources received a favorable private letter ruling from the Internal Revenue Service stating that, for United States federal income tax purposes, the distribution of our common stock qualified as a tax-free distribution under Section 355 of the Internal Revenue Code.

General

We are an independent oil and gas company primarily engaged in the activities of acquiring, exploiting, developing and producing oil and gas in the United States. We own oil and gas properties in ten states with principal operations in:

•	the Los Angeles and San Joaquin Basins in California;

•	the Santa Maria Basin offshore California;

•	the Gulf Coast Basin onshore and offshore Louisiana; and

•	the East Texas Basin in east Texas and north Louisiana.

We follow the full cost method of accounting whereby all costs associated with property acquisition, exploration, exploitation and development activities are capitalized. Our revenues are derived from the sale of oil, gas and natural gas liquids. We recognize revenues when our production is sold and title is transferred. Our revenues are highly dependent upon the prices of, and demand for, oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas and our levels of production are subject to wide fluctuations and depend on numerous factors beyond our control, including supply and demand, economic conditions, foreign imports, the actions of OPEC, political conditions in other oil-producing countries, and governmental regulation, legislation and policies. Under the SEC’s full cost accounting rules, we review the carrying value of our proved oil and gas properties each quarter. These rules generally require that we price our future oil and gas production at the oil and gas prices in effect at the end of each fiscal quarter, after giving effect to commodity derivative instruments that qualify for hedge accounting, to determine a ceiling value of our properties. The rules require a write-down if our capitalized costs exceed the allowed “ceiling.” We have had no write-downs due to these ceiling test limitations since 1998. Given the volatility of oil and gas prices, it is likely that our estimate of discounted future net revenues from proved oil and gas reserves will fluctuate in the near term. If oil and gas prices decline significantly in the future, write-downs of our oil and gas properties could occur. Write-downs required by these rules do not directly impact our cash flows from operating activities. Decreases in oil and gas prices have had, and will likely have in the future, an adverse effect on the carrying value of our proved reserves and our revenues, profitability and cash flow.

To manage our exposure to commodity price risk, we use various derivative instruments to hedge our exposure to oil and gas sales price fluctuations. Our hedging arrangements provide us protection on the hedged volumes if these prices decline below the prices at which these hedges are set. However, if prices increase, ceiling prices in our hedges may cause us to receive less revenues on the hedged volumes than we would receive in the absence of hedges. Gains and losses on derivative transactions that qualify for hedge accounting are recognized as revenues when the associated production is sold. Changes in the fair value of derivative instruments that do not qualify for hedge accounting are recognized in other income (expense).

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

Results of Operations

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a BOE basis:

	Year Ended December 31,
	2003	2002	2001
Sales Volumes
Oil and liquids (MBbls)	9,267	8,783	8,219
Gas (MMcf)	18,195	3,362	3,355
MBOE	12,300	9,343	8,778

Daily Average Sales Volumes
Oil and liquids (Bbls/d)	25,389	24,062	22,518
Gas (Mcfpd)	49,849	9,211	9,192
BOEPD	33,699	25,597	24,050

Unit Economics (in dollars)
Average Oil Sales Price ($/Bbl)
Average NYMEX	$30.99	$26.15	$26.01
Hedging revenue (expense)	(5.54)	(1.77)	0.03
Differential	(4.07)	(4.11)	(4.76)

Net realized	$21.38	$20.27	$21.28

Average Gas Sales Price ($/Mcf)
Average NYMEX	$5.24	$3.34	$4.34
Hedging revenue (cost)	0.76	—	—
Differential	(0.23)	(0.28)	4.24

Net realized	$5.77	$3.06	$8.58

Average Sales Price per BOE	$24.65	$20.16	$23.20
Costs and Expenses per BOE
Production expenses	7.49	7.94	6.86
Production and ad valorem taxes	0.82	0.46	0.41
Gathering and transportation	0.21	—	—
G&A
G&A excluding items below	1.62	1.15	1.16
Stock appreciation rights	1.46	0.39	—
Merger related costs	0.43	—	—
Spinoff related costs	—	0.09	—
DD&A per BOE (oil and gas properties)	3.86	3.17	2.70

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Net income.    We reported net income of $59.4 million, or $1.78 per diluted share for the year ended December 31, 2003 compared to net income of $26.2 million, or $1.08 per diluted share for the year 2002. Net income in 2003 includes the effect of the 3TEC acquisition as of June 1, 2003 and an after-tax $12.3 million credit related to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”.

Income before the cumulative effect of accounting change increased to $47.1 million in 2003 from $26.2 million in 2002. The improvement is primarily attributable to higher oil and gas sales as a result of increased sales volumes due to the 3TEC acquisition and increased oil and gas prices. These increases were partially offset by expenses related to stock appreciation rights and higher production expenses due to the 3TEC acquisition.

Oil and gas revenues.    Oil and gas revenues increased 61%, or $114.9 million, to $303.2 million for 2003 from $188.3 million for 2002. The increase is due to increased production volumes attributable to the 3TEC acquisition and higher realized prices.

Oil revenues increased 11%, or $20.1 million, to $198.1 million for 2003 from $178.0 million for 2002. A 6%, or 0.5 million barrel, increase in 2003 production volumes to 9.3 million barrels increased revenues by $9.8 million and higher realized prices increased revenues by $10.3 million. The 3TEC acquisition accounted for 0.4 million barrels of increased production.

Our average realized price for oil increased 5%, or $1.11, to $21.38 per Bbl for 2003 from $20.27 per Bbl for 2002. The increase is attributable to an improvement in the NYMEX oil price, which averaged $30.99 per Bbl in 2003 versus $26.15 per Bbl in 2002. Hedging had the effect of decreasing our average price per Bbl by $5.54 in 2003 compared to $1.77 per Bbl in 2002.

Gas revenues increased $94.8 million, to $105.1 million for the 2003 from $10.3 million for 2002. A 441% increase in 2003 production volumes to 18.2 Bcf increased revenues by $45.4 million and higher realized prices increased revenues by $49.4 million. The 3TEC acquisition accounted for 15.1 Bcf of 2003 production.

Our average realized price for gas increased 89%, or $2.71, to $5.77 per Mcf for 2003 from $3.06 per Mcf for 2002. The increase is primarily attributable to an improvement in the NYMEX gas price, which averaged $5.24 per Mcf in 2003 versus $3.34 in 2002 and the effects of hedging. Hedging revenues increased our average price per Mcf by $0.76 in 2003. The average location and quality differential for our gas production improved from $0.28 per Mcf in 2002 to $0.23 in 2003.

Production expenses.    Production expenses increased 24%, or $17.9 million, to $92.1 million for 2003 from $74.2 million for 2002, primarily from an increased ownership percentage in our offshore California properties and the acquisition of the 3TEC properties. The 3TEC properties accounted for $9.2 million of 2003 production expenses. On a per unit basis, production expenses decreased to $7.49 per BOE in 2003 versus $7.94 per BOE in 2002 due to the 3TEC properties that have lower per unit operating expenses than our other properties.

Production and ad valorem taxes.    Production and ad valorem taxes increased 136%, or $5.8 million, to $10.1 million for 2003 from $4.3 million for 2002 due to the 3TEC acquisition. Production and ad valorem taxes for 2003 include $5.7 million attributable to the 3TEC properties.

Gathering and transportation expenses.    Gathering and transportation expense, which totaled $2.6 million in 2003, represents costs incurred to deliver oil and gas produced from certain of the 3TEC properties to the sales point.

General and administrative expense.    G&A, expense, excluding amounts attributable to stock appreciation rights and merger-related costs, increased 85%, or $9.1 million, to $19.9 million for 2003 from $10.8 million for 2002. The increase is primarily a result of our reorganization and spin-off, reflecting the incremental costs of operating as a separate, publicly held company and to increased costs resulting from the 3TEC acquisition.

G&A expense for 2003 includes a charge of $18.0 million related to outstanding SARs. Accounting for SARs requires that we record an expense or credit to the income statement depending on whether, during the period, our stock price either rose or fell, respectively. Accordingly, since our stock price at December 31, 2003 was $15.39 as compared to $9.75 on December 31, 2002 we recorded an expense. Included in the 2003 expense amount is $2.1 million of cash payments for SARs exercised during the year. G&A expense for 2002 includes a non-cash charge of $3.7 million related to outstanding SARs.

G&A expense in 2003 includes $5.3 million of merger related expenses consisting primarily of severance and other compensation costs and accounting system integration and conversion expenses. G&A expense for 2002 includes $0.8 million of expenses related to the spin-off.

G&A expense does not include amounts capitalized as part of our acquisition, exploration and development activities. We capitalized $11.0 million and $6.0 million of G&A expense in 2003 and 2002, respectively.

Depreciation, depletion, amortization and accretion, or DD&A.    DD&A expense increased 73%, or $22.1 million, to $52.5 million for 2003 from $30.4 million for 2002. Approximately $17.9 million of the increase was attributable to our oil and gas DD&A due to a higher per unit rate and higher production. Our oil and gas unit of production rate increased to $3.86 per BOE in 2003 compared to $3.17 per BOE in 2002. The increase primarily reflects the effect of the 3TEC acquisition. Other DD&A expense increased approximately $1.6 million, primarily from amortization of debt issue costs related to our senior subordinated debt and our revolving credit facility. Accretion expense for 2003 was $2.6 million. Accretion expense represents the adjustment of our asset retirement obligation to its present value at the end of the period based.

Interest expense.    Interest expense increased 23%, or $4.4 million, to $23.8 million for 2003 from $19.4 million for 2002 due to higher outstanding debt as a result of the merger. Interest expense does not include interest capitalized on oil and gas properties not subject to amortization. We capitalized approximately $3.2 million and $2.4 million of interest in 2003 and 2002, respectively.

Expenses of terminated public equity offering.    In conjunction with the termination of our proposed initial public equity offering we expensed costs incurred of $2.4 million in 2002.

Income tax expense.    Income tax expense increased to $33.5 million for 2003 from $16.7 million for 2002. Our overall effective tax rate increased to 42% in 2003 from 39% in 2002. Our currently payable effective tax rate was 2% for 2003 as compared to 14.8% for 2002. The decreased currently payable effective rate in 2003 primarily reflects the treatment for tax purposes of certain items that are capitalized for financial reporting purposes. Tax expense and effective tax rates for the periods prior to our spin-off on December 18, 2002 were calculated based on the tax sharing agreement with Plains Resources.

Income tax expense for 2003 includes a net $1.7 million charge (a $3.8 million charge to deferred tax expense that includes a $1.7 million adjustment to reflect an increase in our effective state income tax rate and a $2.1 million credit (benefit) to current tax expense) to reflect differences between our provision for income taxes for the year ended December 31, 2002 and the final 2002 tax returns filed by us and Plains Resources. Such adjustment primarily relates to differences in the treatment of certain items related to our oil and gas operations.

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

Oil and gas revenues.    Oil and gas revenues decreased 8%, or $15.4 million, to $188.3 million for 2002 from $203.7 million for 2001. The decrease is due to lower realized gas prices that were partially offset by higher production volumes.

Oil revenues increased 2%, or $3.1 million, to $178.0 million for 2002 from $174.9 million for 2001. A 7%, or 0.6 million barrel, increase in 2002 production volumes to 8.8 million barrels increased revenues by $12.0 million.

Our average realized price for oil decreased 5%, or $1.01, to $20.27 per Bbl for 2002 from $21.28 per Bbl for 2001. The decrease is attributable to hedging which had the effect of decreasing our average price per Bbl by $1.77 in 2002 compared to an increase of $0.03 per Bbl in 2001. The effects of hedging were partially offset by a slight increase in the average NYMEX oil price to $26.15 per Bbl in 2002 versus $26.01 per Bbl in 2001 and an improvement in our location and quality differential to $4.11 per Bbl in 2002 versus $4.76 per Bbl in 2001.

Gas revenues decreased $18.5 million, to $10.3 million for 2002 from $28.8 million for 2001 primarily due to a $5.52 per Mcf decrease in realized gas prices.

Our average realized price for gas decreased 64%, or $5.52, to $3.06 per Mcf for 2002 from $8.58 per Mcf for 2001. The decrease is primarily attributable to a premium we received for our California gas production in 2001. In 2001, the differential to NYMEX for our gas production was an increase of $4.24 per Mcf from the NYMEX gas price compared to a negative differential of $0.28 per Mcf in 2002.

Production expenses.    Our production expenses increased 23%, or $14.0 million, to $74.2 million for the year ended December 31, 2002 from $60.2 million for the year ended December 31, 2001. On a per unit basis, production expenses increased 16%, or $1.08 per BOE, to $7.94 per BOE for the year ended December 31, 2002 from $6.86 per BOE for the year ended December 31, 2001. Production expenses for 2001 were reduced by approximately $0.25 per BOE as a result of nonrecurring credits (primarily the sale of certain California emissions credits). Excluding these credits, production expenses increased 12% per BOE in 2002, primarily due to increased workover and maintenance expense, insurance expense and electricity costs in California as well as our increased ownership percentage in the offshore California properties, which have a higher per unit production cost than our other properties.

Production and ad valorem taxes.    Production and ad valorem taxes increased 19% to $4.3 million in 2002 versus $3.6 million in 2001 due to higher property valuations as a result of increased prices.

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

Depreciation, depletion amortization and accretion.    DD&A increased 26%, or $6.3 million, to $30.4 million for the year ended December 31, 2002 from $24.1 million for the year ended December 31, 2001. Approximately $4.1 million of the increase was attributable to a higher unit rate ($3.17 per BOE in 2002 versus $2.70 in 2001) and $1.8 million was attributable to increased production in 2002. DD&A is affected by many factors, including production levels, costs incurred in the acquisition, exploitation and development of proved reserves and estimates of proved reserve quantities and future development costs. The increase in our DD&A rate in 2002 was primarily due to our 2001 capital program resulting in higher costs being subject to DD&A and, to a lesser extent, to higher estimated future development costs.

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

Income tax expense.    Our income tax expense decreased $17.7 million to $16.7 million for the year ended December 31, 2002 from $34.4 million for the year ended December 31, 2001. The decrease was primarily due to decreases in pre-tax income. Our overall effective tax rate increased slightly to 38.9% in 2002 from 38.6% for the year ended December 31, 2001. Our currently payable effective tax rate was 14.8% for the year ended December 31, 2002 as compared to 6.8% for the year ended December 31, 2001. The increased currently payable effective rate in 2002 primarily reflects lower expenditures that are expensed for tax purposes and capitalized for financial reporting purposes and the $3.7 million in expense related to stock appreciation rights that is not deductible until paid. Tax expense and effective tax rates for the periods prior to our spin-off on December 18, 2002 were calculated based on the tax sharing agreement with Plains Resources.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our revolving credit facility. At December 31, 2003 we had approximately $186.0 million of availability under our revolving credit facility. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our revolving credit facility to meet our short-term and long-term normal recurring operating needs, debt service obligations, contingencies and anticipated capital expenditures.

Our cash flows depend on many factors, including the price of oil and gas and the success of our acquisition and drilling activities. We actively manage our exposure to commodity price fluctuations by hedging significant portions of our production and thereby mitigate our exposure to price declines. This allows us the flexibility to continue to execute our capital plan even if prices decline during the period our hedges are in place. In addition, the majority of our capital expenditures are discretionary and could be curtailed if our cash flows declined from expected levels.

Financing Activities

In connection with our acquisition of 3TEC, we replaced our then existing credit facility with a new $500.0 million credit facility with an initial borrowing base of $425.0 million.

On May 30, 2003 we and Plains E&P Company, our wholly owned subsidiary that has no material assets and was formed for the sole purpose of being a corporate co-issuer of certain of our indebtedness, issued, at an issue price of 106.75%, $75.0 million of 8.75% senior subordinated notes due 2012. We used the net proceeds of $80.1 million from the sale of these notes to fund a portion of the cash portion of the purchase price of the merger with 3TEC. As a result of the issuance, the borrowing base on our credit facility was reduced to $402.5 million.

At December 31, 2003 we had a working capital deficit of approximately $94.8 million. Approximately $55.1 million of the working capital deficit is attributable to the fair value of our commodity derivative instruments. In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, the fair value of all derivative instruments is recorded on the balance sheet. Gains and losses on instruments that qualify for hedge accounting are included in oil and gas revenues in the period that the related volumes are delivered. Changes in the fair value of instruments that do not qualify for hedge accounting are reflected in other income (expense). The hedge agreements provide for monthly settlement based on the differential between the agreement price and actual NYMEX oil price. Cash received for sale of physical production will be based on actual market prices and will generally offset any gains or losses on the hedge instruments. In addition, $16.0 million of the working capital deficit is attributable to the in-the-money value of stock appreciation rights that were deemed vested at December 31, 2003. The remaining working capital deficit will be financed through cash flow and borrowings under our credit facility.

As of December 31, 2003 we had $211.0 million in borrowings and $5.5 million in letters of credit outstanding under our revolving credit facility. The credit facility has a borrowing base of $402.5 million that will be reviewed every six months, with the lenders and us each having the right to one annual interim unscheduled redetermination, and adjusted based on our oil and gas properties, reserves, other indebtedness and other relevant factors, and matures in 2005. The credit facility contains a $50.0 million sub-limit on letters of credit. To secure borrowings, we pledged 100% of the shares of stock of our domestic subsidiaries and gave mortgages covering 80% of the total present value of our domestic oil and gas properties.

Amounts borrowed under the credit facility bear an annual interest rate, at our election, equal to either: (i) the Eurodollar rate, plus from 1.375% to 2.000%; or (ii) the greatest of (1) the prime rate, as determined by JPMorgan Chase Bank, (2) the certificate of deposit rate, plus 1.0%, or (3) the federal funds rate, plus 0.5%; plus an additional 0.125% to 0.750% for each of (1)-(3). The amount of interest payable on outstanding borrowings is based on (1) the utilization rate as a percentage of the total amount of funds borrowed under the credit facility to the borrowing base and (2) our long-term debt rating. Commitment fees and letter of credit fees under the credit facility are based on the utilization rate and long-term debt rating. Commitment fees range from 0.375% to 0.5% of the unused portion of the borrowing base. Letter of credit fees range from 1.375% to 2.000%. The issuer of any letter of credit receives an issuing fee of 0.125% of the undrawn amount. Our domestic subsidiaries unconditionally guarantee payment of borrowings under the credit facility.

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

The $275 million 8.75% senior subordinated notes are our unsecured general obligations, are subordinated in right of payment to all of our existing and future senior indebtedness and are jointly and severally guaranteed on a full, unconditional basis by all of our existing and future domestic restricted subsidiaries. The indenture governing the notes contains covenants that limit our ability, as well as the ability of our subsidiaries, among other things, to incur additional indebtedness, make certain investments, make restricted payments, sell assets, enter into agreements containing dividends and other payment restrictions affecting subsidiaries, enter into transactions with affiliates, create liens, merge, consolidate and transfer assets and enter into different lines of business. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase. The indenture governing the 8.75% senior subordinated notes permitted the spin-off and the spin-off did not, in itself, constitute a change of control for purposes of the indenture. The merger did not constitute a change of control for purposes of the indenture.

The notes are not redeemable until July 1, 2007. On or after that date they are redeemable, at our option, at 104.375% of the principal amount for the twelve-month period ending June 30, 2008, at 102.917% of the principal amount for the twelve-month period ending June 30, 2009, at 101.458% of the principal amount for the twelve-month period ending June 30, 2010 and at 100% of the principal amount thereafter. In each case, accrued interest is payable to the date of redemption.

We have been assigned a Ba3 senior implied rating and the 8.75% senior subordinated notes have been assigned a B2 rating by Moody’s Investor Service Inc. We have also been assigned a BB– corporate credit rating by Standard and Poor’s Corp. All of these ratings are all below investment grade. As a result, at times we may have difficulty accessing capital markets or raising capital on favorable terms.

Cash Flows

	Year Ended December 31,
	2002	2002	2001
	(in millions)
Cash provided by (used in):
Operating activities	$118.3	$78.8	$116.8
Investing activities	(368.7)	(64.2)	(125.9)
Financing activities	250.8	(13.7)	8.5

Net cash provided by operating activities were $118.3 million, $78.8 million and $116.8 million for 2003, 2002 and 2001, respectively. The increase from 2002 to 2003 is primarily a result of increased sales volumes as a result of the 3TEC acquisition and, to a lesser extent, increases in oil and gas prices. The change between 2002 and 2001 is primarily due to changes in oil and gas prices in the periods presented.

Net cash used in investing activities were $368.7 million, $64.2 million and $125.9 million, respectively, and consist primarily of costs incurred in connection with our oil and gas acquisition, development and exploration activities. Our 2003 capital expenditures included $267.6 million for the acquisition of 3TEC. The 2002 capital expenditure level was reduced from the 2001 amount to manage debt levels and allow flexibility in pursuing acquisition and other opportunities.

Net cash provided by financing activities in 2003 was $250.8 million. Cash receipts in 2003 included net borrowings of $175.2 million under our credit facility and proceeds received from the issuance of our 8.75% senior subordinated notes ($80.1 million). Cash outflows in 2003 included payments for debt issuance costs ($4.3 million); and principal payments on long-term debt ($0.5 million); and repurchases of treasury stock ($0.1 million). Net cash used in financing activities in 2002 was $13.7 million. Cash receipts in 2002 included proceeds received from the issuance of the 8.75% notes ($196.8 million); cash contributions by Plains Resources ($52.2 million); cash advances from

Plains Resources prior to the reorganization ($20.4 million); and net borrowings under the PXP credit facility ($35.8 million). Cash outflows in 2002 included cash distributions to Plains Resources ($312.0 million); payments for debt issuance costs ($5.9 million); and principal payments on long-term debt ($0.5 million). Cash provided by financing activities in 2001 of $8.5 million included cash advances from Plains Resources ($9.0 million) less principal payments on long-term debt ($0.5 million).

Capital Requirements

We have made and will continue to make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas. During 2004, we expect to make aggregate capital expenditures of approximately $163-$177 million on our existing asset base. Capital expenditures for the Nuevo properties are expected to be $65-$70 million pursuant to Nuevo’s 2004 capital plan. Based on the foregoing, total pro forma capital expenditures for the combined asset base are estimated to be $228-$247 million for 2004, assuming the merger closed on January 1, 2004. Subsequent to the closing of the Nuevo acquisition, we may reallocate capital between the two asset bases to optimize 2004 spending. We expect that 2004 capital expenditures will be funded with cash flow from our operations and our revolving credit facility. In addition, we intend to continue to pursue the acquisition of underdeveloped producing properties.

We will incur cash expenditures upon the exercise of stock appreciation rights, or SARs, but our outstanding share count will not increase. At December 31, 2003 we had approximately 3.9 million SARs outstanding of which 2.0 million were vested. If all of the vested SARs were exercised, based on $15.39, the price of our common stock as of December 31, 2003, we would pay $13.2 million to holders of the SARs. In 2003 we made cash payments of $2.1 million for SARs that were exercised during the year. See “Critical Accounting Policies and Factors that May Affect Future Results—Stock Appreciation Rights”.

Commitments and Contingencies

Contractual obligations.    At December 31, 2003, the aggregate amounts of contractually obligated payment commitments for the next five years are as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$511	$—	$211,000	$—	$—	$275,000
Producing property remediation	1,400	1,225	800	700	625	1,900
Operating leases	3,608	3,015	2,399	2,258	2,244	10,243

	$5,519	$4,240	$214,199	$2,958	$2,869	$287,143

The long-term debt amounts consist principally of amounts due under our credit facility and our 8.75% notes. The obligation for producing property remediation consists of obligations associated with the purchase of certain of our California properties. Operating leases relate primarily to obligations associated with our office facilities and certain cogeneration operations in California.

Environmental matters.    As discussed under “Business & Properties—Regulation —Environmental,” as an owner or lessee and operator of oil and gas properties, we are subject to various federal, state, and local laws and regulations relating to discharge of materials into, and protection of, the environment. Typically when producing oil and gas assets are purchased, one assumes the obligation to plug and abandon wells that are part of such assets. However, in some instances, we have received an indemnity in connection with such purchase. There can be no assurance that we will be able to collect on these indemnities. Often these regulations are more burdensome on older properties that were operated before the regulations came into effect such as some of our properties in California that have operated for over 90 years. We have established policies for continuing compliance with environmental laws and regulations. We also maintain insurance coverage for environmental matters, which we believe is customary in the industry, but we are not fully insured against all environmental risks. There can be no assurance that current or future local, state or federal rules and regulations will not require us to spend material amounts to comply with such rules and regulations.

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

In connection with the purchase of certain of our onshore California properties, each year we are required to plug and abandon 20% of the then remaining inactive wells (there were 158 inactive wells at December 31, 2003). If we do not meet this commitment, and the requirement is not waived, we must escrow funds to cover the cost of the wells that were not abandoned. To date we have not been required to escrow any funds. In addition, until the end of 2006 we are required to spend at least $600,000 per year (and $300,000 per year from 2007 through 2011) to remediate oil contaminated soil from existing well sites that require remediation

For a discussion of our specific contractual obligations to incur plugging, abandonment and remediation costs, see “Business—Plugging, Abandonment and Remediation Obligations”.

Other commitments and contingencies.    As is common within the industry, we have entered into various commitments and operating agreements related to the exploration and development of and production from proved crude oil and natural gas properties and the marketing, transportation, terminalling and storage of crude oil. It is management’s belief that such commitments will be met without a material adverse effect on our financial position, results of operations or cash flows.

As discussed under “Legal Proceedings,” in the ordinary course of business, we are a claimant and/or defendant in various other legal proceedings. In particular, we were required to indemnify Plains Resources for any liabilities it incurred in connection with a lawsuit it (through a predecessor interest in Stocker Resources, Inc.) had regarding an electric services contract with Commonwealth Energy Corporation. In January 2004 Plains Resources settled the suit. Under the terms of our master separation agreement with Plains Resources, we indemnified them for damages they might incur as a result of this action.

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

Industry Concentration

Financial instruments which potentially subject us to concentrations of credit risk consist principally of accounts receivable with respect to our oil and gas operations and derivative instruments related to our hedging activities. PAA is the exclusive marketer/purchaser for all of our equity oil production in California and Illinois. This concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that PAA may be affected by changes in economic, industry or other conditions. We do not believe the loss of PAA as the exclusive purchaser of our equity production would have a material adverse affect on our results of operations. We believe PAA could be replaced by other purchasers under contracts with similar terms and conditions.

The contract counterparties for our derivative commodity contracts are all major financial institutions with Standard & Poor’s ratings of A or better. Six of the financial institutions are participating lenders in our credit facility, holding contracts that represent approximately 62% of the fair value of all of our open positions at December 31, 2003.

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

Periodically, we enter into hedging arrangements relating to a portion of our oil and gas sales to achieve a more predictable cash flow, as well as to reduce our exposure to adverse price fluctuations. Hedging instruments used are typically fixed price swaps and collars and purchased puts and calls. While the use of these types of hedging instruments limits our downside risk to adverse price movements, we are subject to a number of risks, including instances in which the benefit to revenues is limited when commodity prices increase. For a further discussion concerning our risks related to oil and gas prices and our hedging programs, see “Item 7A—Quantitative and Qualitative Disclosures about Market Risks”.

Write-downs under full cost ceiling test rules.    Under the SEC’s full cost accounting rules we review the carrying value of our proved oil and gas properties each quarter. Under these rules, capitalized costs of proved oil and gas properties (net of accumulated depreciation, depletion and amortization, and deferred income taxes) may not exceed a “ceiling” equal to:

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

You should not assume that PV-10 is the current market value of our estimated proved oil and gas reserves. In accordance with SEC requirements, we base the estimated discounted future net revenues from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

Historically, we have experienced significant upward and downward revisions to our reserves volumes and values as a result of changes in year-end oil and gas prices and the corresponding adjustment to the projected economic life of such properties. Prices for oil and gas are likely to continue to be volatile, resulting in future downward and upward revisions to our reserve base.

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

Stock appreciation rights.    As part of the spin-off, all outstanding options to acquire Plains Resources common stock at the time of the spin-off were “split” between Plains Resources stock options and stock appreciation rights (SARs) with respect to our common stock.

SARs are subject to variable accounting treatment under U.S. generally accepted accounting principles. As a result, at the end of each quarter, we compare the closing price of our common stock on the last day of the quarter to the exercise price of each outstanding or unexercised SAR that is vested or for accounting purposes is deemed vested at the end of the quarter. For example, if a SAR is scheduled to vest on December 31, for accounting purposes one-fourth of the shares are deemed to vest at the end of each quarter even though no vesting occurs until December 31. To the extent the closing price at the end of each quarter exceeds the exercise price of each SAR, we will recognize such excess as an accounting charge for the SARs deemed vested to the extent such excess has not previously been recognized as expense. If the quarter-end closing price decreases compared to prior periods, we will recognize credits to income, to the extent we have previously recognized expense. These quarterly charges and credits will make our results of operations depend, in part, on fluctuations in the price of our common stock and could have a material adverse effect on our results of operations. We will incur cash expenditures as SARs are exercised, but our outstanding common shares will not increase.

We recognized compensation expense of $18.0 million related to SARs for the year ended December 31, 2003, representing the increase in our stock price and the vesting deemed to have occurred during the year. In 2003 we made cash payments of $2.1 million for SARs that were exercised during the year. As of December 31, 2003, we have approximately 3.9 million SARs outstanding with an average exercise price of $9.25, of which 3.1 million of the SARs were deemed vested.

Goodwill.    In a purchase transaction, goodwill represents the excess of the purchase price plus the liabilities assumed, including deferred income taxes recorded in connection with the merger, over the fair value of the net assets acquired. In our acquisition of 3TEC, goodwill totaled $147.3 million and represents 12% of our total assets at December 31, 2003.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” in January 2003. FIN 46 addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. In December 2003, the FASB issued a revision to FIN 46, Interpretation No. 46R (FIN 46R), to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. We do not believe we participate in any arrangement that would be subject to the provisions of FIN 46R.

Item 7A.    Qualitative and Quantitative Disclosures About Market Risks

We are exposed to various market risks, including volatility in oil and gas commodity prices and interest rates. Although we have routinely hedged a substantial portion of our production and intend to continue this practice, substantial future oil and gas price declines would adversely affect our overall results, and therefore our liquidity. Furthermore, low oil and gas prices could affect our ability to raise capital on favorable terms. Decreases in the prices of oil and gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenues, profitability and cash flow. To manage our exposure, we monitor current economic conditions and our expectations of future commodity prices and interest rates when making decisions with respect to risk management. We do not enter into derivative transactions for speculative trading purposes. Substantially all of our derivative contracts are exchanged or traded with major financial institutions and the risk of credit loss is considered remote.

Under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. Currently, we use primarily cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in accumulated Other Comprehensive Income, or OCI, a component of our stockholders’ equity, to the extent the hedge is effective.

The relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective. Gains and losses deferred in OCI related to cash flow hedges for which hedge accounting has been discontinued remain unchanged until the related product has been delivered. If it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking the hedge. Hedge effectiveness is measured on a quarterly basis. This process includes specific identification of the hedging instrument and the hedged item, the nature of the risk being hedged and the manner in which the hedging instrument’s effectiveness will be assessed. At the inception of the hedge and on an ongoing basis, we assess whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

We utilize various derivative instruments to hedge our exposure to price fluctuations on oil and gas sales. The derivative instruments consist primarily of cash-settled option and swap contracts entered into with financial institutions. We also use interest rate swaps to manage the interest rate exposure on our credit facility.

We assumed several open derivative positions in connection with the 3TEC merger. Such derivative positions were recorded at fair value in the purchase price allocation. We determined that one such derivative position did not qualify as a hedge. Changes in fair value of such position subsequent to the merger have been reflected in income. All other open derivative positions at December 31, 2003 qualified for hedge accounting.

At December 31, 2002, OCI consisted of $20.9 million ($12.6 million, net of tax) of unrealized net losses on our open hedging instruments. As oil prices increased significantly during 2003 and we assumed 3TEC’s hedge positions as a result of the merger, the fair value of our open hedging positions that qualified for hedge accounting, net of settlements, decreased $45.8 million ($27.7 million after tax). At December 31, 2003, OCI consisted of $66.7 million ($40.3 million after tax) of unrealized losses on our open hedging instruments, $0.2 million ($0.1 million, net of tax) loss related to our interest rate swap and $0.1 million ($0.1 million, net of tax) loss related to deferred compensation liabilities. At December 31, 2003 the assets and liabilities related to our open commodity derivative instruments were included in current liabilities ($55.1 million), other long-term liabilities ($23.7 million) and deferred income taxes (a tax benefit of $32.1 million).

During 2003, 2002 and 2001, deferred gains (losses) of ($37.6 million), ($15.6 million) and $0.3 million, respectively, were reclassified from OCI and charged to income as a reduction of oil and gas revenues. As of December 31, 2003, $43.0 million ($26.0 million, net of tax) of deferred net losses on derivative instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period. During 2003 we recognized $0.8 million of income from the change in the fair value of derivatives that do not qualify for hedge accounting.

Commodity price risk.    As of February 29, 2004, we had the following open hedge positions with respect to our oil and gas properties:

	2004	2005	2006
Oil Swaps
Average price $23.89 per Bbl	18,500	—	—
Average price $24.79 per Bbl	—	17,500	—
Average price $25.28 per Bbl	—	—	15,000

Natural Gas Swaps
Average price $4.45 per MMBtu	20,000	—	—

Natural Gas Costless Collars
Floor price of $4.00 per MMBtu	20,000	—	—
Cap price of $5.15 per MMBtu
Floor price of $4.75 per MMBtu	10,000	—	—
Cap price of $5.67 per MMBtu

Assuming our fourth quarter 2003 production volumes remain unchanged, these positions result in us hedging approximately 69%, 45% and 39% of production in 2004, 2005 and 2006, respectively. Location and quality differentials attributable to our properties and the cost of the hedges are not included in the foregoing prices. Because of the quality and location of our oil and gas production, these adjustments will reduce our net price.

The fair value of outstanding crude oil derivative commodity instruments and the change in fair value that would be expected from a 10% price decrease are shown in the table below (in millions):

	December 31,
	2003		2002
	Fair Value	Effect of 10% Price Decrease	Fair Value	Effect of 10% Price Decrease
Swaps and options contracts	$(78.8)	$59.0	$(20.9)	$29.3

The fair value of the swaps and option contracts are estimated based on quoted prices from independent reporting services compared to the contract price of the swap, and approximate the gain or loss that would have been realized if the contracts had been closed out at quarters end. All hedge positions offset physical positions exposed to the cash market. None of these offsetting physical positions are included in the above table. Price risk sensitivities were calculated by assuming an across-the-board 10% decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month oil prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.

The contract counterparties for our derivative commodity contracts are all major financial institutions with Standard & Poor’s ratings of A or better. Six of the financial institutions are participating lenders in our revolving credit facility, holding contracts that represent approximately 62% of the fair value of all open positions as of December 31, 2003.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2003 are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers will be included in an amendment to this Form 10-K or in the proxy statement for the 2004 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2003, and is incorporated by reference to this report.

We have provided summary information with respect to our directors and executive officers following Item 4 in Part I of this report.

Item 11.    Executive Compensation

Information regarding executive compensation will be included in an amendment to this Form 10-K or in the proxy statement and is incorporated by reference to this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information regarding beneficial ownership will be included in an amendment to this Form 10-K or in the proxy statement and is incorporated by reference to this report.

Item 13.    Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions will be included in an amendment to this Form 10-K or in the proxy statement and is incorporated by reference to this report.

Item 14.    Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be included in an amendment to this Form 10-K or in the proxy statement and is incorporated by reference to this report.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” set forth on Page F-1.

(a) (3) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated February 12, 2004, by and among Plains Exploration & Production Company, PXP California Inc. and Nuevo Energy Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 12, 2004)

3.1	Certificate of Incorporation of Plains Exploration & Production Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 3, 2002).

3.2	Bylaws of Plains Exploration & Production Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 3, 2002).

4.1	Indenture dated July 3, 2002 among Plains Exploration & Production Company, Plains E&P Company, Arguello Inc., Plains Illinois Inc., Plains Resources International Inc., PMCT Inc., and J.P. Morgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

4.2	Form of 8 3/4% Senior Subordinated Note (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

4.3	First Supplemental Indenture, dated as of March 31, 2003, among PXP Gulf Coast Inc., Plains Exploration & Production Company, and Plains E&P Company, each other then existing Subsidiary Guarantor under the Indenture, and J.P. Morgan Chase Bank, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ending March 31, 2003).

10.1	Master Separation Agreement dated July 3, 2002 between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.2	Amendment No. 1 to Master Separation Agreement, dated as of November 20, 2002, between Plains Resources Inc. and Plains Exploration & Production Company (incorporated by reference to Exhibit 10.24 to the Company’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.3	Plains Exploration and Production Company Transition Services Agreement dated July 3, 2002 between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 Form S-1 filed on August 28, 2002).

10.4	Extension of Term of Plains Exploration & Production Company Transition Services Agreement, dated as of December 18, 2002, between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on February 12, 2003).

10.5	Extension of Term of Plains Exploration & Production Company Transition Services Agreement, effective as of June 16, 2003, between Plains Resources Inc. and Plains Exploration & Production Company. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on August 29, 2003).

Exhibit Number	Description

10.6	Plains Resources Inc. Transition Services Agreement dated July 3, 2002 between Plains Resources Inc. and Plains Exploration & Production Company (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.7	Extension of Term of Plains Resources Inc. Transition Services Agreement, effective as of June 8, 2003, between Plains Resources Inc. and Plains Exploration & Production Company. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed on August 29, 2003).

10.8	Second Amended and Restated Tax Allocation Agreement dated November 20, 2002 between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.9	Technical Services Agreement dated July 3, 2002 between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.10	Intellectual Property Agreement dated July 3, 2002 between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.11	Employee Matters Agreement dated July 3, 2002 between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.12	Amendment No. 1 to Employee Matters Agreement, dated as of September 18, 2002, between Plains Resources Inc. and Plains Exploration & Production Company (incorporated by reference to Exhibit 10.22 to the Company’s Amendment No. 2 to Form S-1 filed on October 4, 2002).

10.13	Amendment No. 2 to Employee Matters Agreement, dated as of November 20, 2002, between Plains Resources Inc. and Plains Exploration & Production Company (incorporated by reference to Exhibit 10.25 to the Company’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.14	Amendment No. 3 to Employee Matters Agreement, dated as of December 2, 2002, between Plains Resources Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 filed on February 12, 2003).

10.15	Credit Agreement dated as of April 4, 2003 among Plains Exploration & Production Company, as Borrower, JPMorgan Chase Bank, as Administrative Agent, Bank One, NA (Main Office Chicago) and Bank of Montreal, as Syndication Agents, BNP Paribas and the Bank of Nova Scotia, as Documentation Agents, and the Lenders party thereto (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 2 to Form S-4 filed on May 1, 2003).

10.16	Employment Agreement, dated as of September 19, 2002, between Plains Exploration & Production Company and James C. Flores (incorporated by reference to Exhibit 10.13 to Company’s Amendment No. 2 to Form S-1 filed on October 4, 2002).

10.17	Amendment No. 1 to Employment Agreement dated as of November 20, 2002, between Plains Exploration & Production Company and James C. Flores (incorporated by reference to Exhibit 10.26 to the Company’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.18	Employment Agreement, dated as of August 20, 2002, between Plains Exploration & Production Company and Stephen A. Thorington (incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 2 to Form S-1 filed on October 4, 2002).

Exhibit Number		Description

10.19		Amendment No. 1 to Employment Agreement, dated as of November 20, 2002, between Plains Exploration & Production Company and Stephen A. Thorington (incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.20	*	Employment Agreement, dated as of September 4, 2003, between Plains Exploration & Production Company and John F. Wombwell.

10.21	*	Employment Agreement dated as of February 18, 2004, between Plains Exploration & Production Company and Thomas M. Gladney

10.22		Form of Plains Restricted Stock Agreement (incorporated by reference to Exhibit 10.19 to the Company’s 2002 Form 10-K).

10.23		Form of Plains Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.18 to the Company’s 2002 Form 10-K).

10.24		Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.33 to the Company’s 2002 Form 10-K).

10.25		Plains Exploration & Production Company 2002 Transition Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.26		Plains Exploration & Production Company 2002 Rollover Stock Plan (incorporated by reference to Exhibit 10.34 to the Company’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.27		First Amendment to the Plains Exploration & Production Company 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Amendment No. 1 to Form S-4 filed on March 27, 2003).

21.1*		List of Subsidiaries of Plains Exploration & Production Company.

23.1*		Consent of PricewaterhouseCoopers LLP.

23.2*		Consent of Netherland, Sewell & Associates, Inc.

23.3*		Consent of Ryder Scott Company.

31.1*		Rule 13a-14(a)/15d-14(a) Certificate of the Chief Executive Officer

31.2*		Rule 13a-14(a)/15d-14(a) Certificate of the Chief Financial Officer

32.1**		Section 1350 Certificate of the Chief Executive Officer

32.2**		Section 1350 Certificate of the Chief Financial Officer

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAINS RESOURCES INC.

Date: March 11, 2004	By:	/s/ STEPHEN A. THORINGTON
Stephen A. Thorington, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2004	By:	/s/ JAMES C. FLORES
James C. Flores, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2004	By:	/s/ ALAN R. BUCKWALTER, III
Alan R. Buckwalter, III, Director

Date: March 11, 2004	By:	/s/ JERRY L. DEES
Jerry L. Dees, Director

Date: March 11, 2004	By:	/s/ TOM H. DELIMITROS
Tom H. Delimitros, Director

Date: March 11, 2004	By:	/s/ JOHN H. LOLLAR
John H. Lollar, Director

Date: March 11 , 2004	By:	/s/ STEPHEN A. THORINGTON
Stephen A. Thorington, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 11, 2004	By:	/s/ CYNTHIA A. FEEBACK
Cynthia A. Feeback, Senior Vice President—Accounting and Treasurer (Principal Accounting Officer)

PLAINS EXPLORATION & PRODUCTION COMPANY

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Auditors

To the Board of Directors and Stockholders

of Plains Exploration & Production Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plains Exploration and Production Company and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations effective January 1, 2003. As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities, effective January 1, 2001.

PricewaterhouseCoopers LLP

Houston, Texas

March 10, 2004

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)

	December 31,
	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$1,377	$1,028
Accounts receivable—Plains All American Pipeline, L.P.	25,344	22,943
Other accounts receivable	25,267	5,925
Commodity hedging contracts	—	2,594
Inventories	5,318	5,198
Other current assets	3,019	1,051

	60,325	38,739

Property and Equipment, at cost
Oil and natural gas properties—full cost method
Subject to amortization	1,074,302	629,454
Not subject to amortization	63,658	30,045
Other property and equipment	4,939	2,207

	1,142,899	661,706
Less allowance for depreciation, depletion and amortization	(186,004)	(168,494)

	956,895	493,212

Goodwill	147,251	—

Other Assets	19,641	18,929

	$1,184,112	$550,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$41,736	$24,825
Commodity hedging contracts	55,123	24,572
Royalties payable	19,080	11,873
Stock appreciation rights	16,049	3,380
Interest payable	622	9,207
Payable to Plains Resources Inc.	—	1,435
Current maturities of long-term debt	511	511
Other current liabilities	21,965	10,372

	155,086	86,175

Long-Term Debt
8.75% Senior Subordinated Notes	276,906	196,855
Revolving credit facility	211,000	35,800
Other	—	511

	487,906	233,166

Asset Retirement Obligation	33,235	—

Other Long-Term Liabilities	32,194	6,303

Deferred Income Taxes	121,435	51,416

Commitments and Contingencies (Note 9)
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 40.3 million and 24.2 million shares issued and outstanding at December 31, 2003 and 2002, respectively	403	244
Additional paid-in capital	322,856	174,279
Retained earnings	71,566	12,155
Accumulated other comprehensive income	(40,439)	(12,858)
Treasury stock, at cost	(130)	—

	354,256	173,820

	$1,184,112	$550,880

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues
Oil sales to Plains All American Pipeline, L.P.	$238,663	$193,615	$174,614
Other oil sales	10,837	—	—
Oil hedging	(51,352)	(15,577)	281
Gas sales	91,267	10,299	28,771
Gas hedging	13,787	—	—
Other operating revenues	888	226	473

	304,090	188,563	204,139

Costs and Expenses
Production expenses	92,084	74,167	60,221
Production and other taxes	10,125	4,284	3,574
Gathering and transportation expenses	2,610	—	—
General and administrative
G&A excluding items below	19,884	10,756	10,210
Stock appreciation rights	18,010	3,653	—
Merger related costs	5,264	—	—
Spin-off costs	—	777	—
Depreciation, depletion, amortization and accretion	52,484	30,359	24,105

	200,461	123,996	98,110

Income from Operations	103,629	64,567	106,029
Other Income (Expense)
Interest expense	(23,778)	(19,377)	(17,411)
Gain on derivatives	847	—	—
Expenses of terminated public equity offering	—	(2,395)	—
Interest and other income (expense)	(159)	174	463

Income Before Income Taxes and Cumulative Effect of Accounting Change	80,539	42,969	89,081
Income tax expense
Current	(1,224)	(6,353)	(6,014)
Deferred	(32,228)	(10,379)	(28,374)

Income Before Cumulative Effect of Accounting Change	47,087	26,237	54,693
Cumulative effect of accounting change, net of tax benefit	12,324	—	(1,522)

Net Income	$59,411	$26,237	$53,171

Earnings per share, basic and diluted
Income before cumulative effect of accounting change	$1.41	$1.08	$2.26
Cumulative effect of accounting change	0.37	—	(0.06)

Net income	$1.78	$1.08	$2.20

Weighted Average Shares Outstanding
Basic	33,321	24,193	24,200

Diluted	33,469	24,201	24,200

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59,411	$26,237	$53,171
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	52,484	30,359	24,105
Deferred income taxes	32,228	10,379	28,374
Cumulative effect of adoption of accounting change	(12,324)	—	1,522
Noncash compensation	20,897	32	—
Change in derivative fair value	—	—	1,055
Gain on derivatives	(847)	—	—
Other noncash items	123	425	996
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(3,548)	(11,964)	9,197
Inventories	91	(576)	(591)
Payable to Plains Resources Inc.	(1,435)	4,946	—
Accounts payable and other liabilities	(28,802)	18,988	(1,021)

Net cash provided by operating activities	118,278	78,826	116,808

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, exploration and development costs	(122,070)	(64,497)	(125,753)
Additions to other property and equipment	(2,514)	(190)	(127)
Proceeds from property sales	23,420	529	—
Acquisition of 3TEC Energy Corporation	(267,546)	—	—

Net cash used in investing activities	(368,710)	(64,158)	(125,880)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	(511)	(511)	(511)
Revolving credit facility
Borrowings	471,600	212,300	—
Repayments	(296,400)	(176,500)	—
Proceeds from debt issuance	80,061	196,752	—
Debt issuance costs	(4,349)	(5,936)	—
Contribution from Plains Resources Inc.	510	52,200	—
Distribution to Plains Resources Inc.	—	(311,964)	—
Receipts from (payments to) Plains Resources Inc.	—	20,363	9,060
Other	(130)	(357)	—

Net cash provided by (used in) financing activities	250,781	(13,653)	8,549

Net increase (decrease) in cash and cash equivalents	349	1,015	(523)
Cash and cash equivalents, beginning of period	1,028	13	536

Cash and cash equivalents, end of period	$1,377	$1,028	$13

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands of dollars)

	Year Ended December 31,
	2003	2002	2001
Net Income	$59,411	$26,237	$53,171

Other Comprehensive Income (Loss)
Commodity hedging contracts:
Cumulative effect of accounting change, net of taxes of $4,454	—	—	6,967
Change in fair value, net of taxes of $(32,859), $(24,970) and $7,634	(50,429)	(37,298)	10,978
Reclassification adjustment for settled contracts, net of taxes of $(14,860), $(5,897) and $1,388	22,704	8,850	(2,061)
Interest rate swap, net of taxes of $52 and $(119)	79	(178)	—
Other, net of taxes of $43 and $(77)	65	(116)	—

	(27,581)	(28,742)	15,884

Comprehensive Income (Loss)	$31,830	$(2,505)	$69,055

See notes to consolidated financial statements.

PLAINS EXPLORATION AND PRODUCTION COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY

(share and dollar amounts in thousands)

	Combined Owner’s Equity	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2000	$111,032	—	$—	$—	$—	$—	—	$—	$111,032
Net income	53,171	—	—	—	—	—	—	—	53,171
Other comprehensive income	—	—	—	—	—	15,884	—	—	15,884

Balance at December 31, 2001	164,203	—	—	—	—	15,884	—	—	180,087
Net income	14,082	—	—	—	12,155	—	—	—	26,237
Contribution of amounts due to Plains Resources Inc.	255,991	—	—	—	—	—	—	—	255,991
Distribution to Plains Resources Inc.	(311,964)	—	—	—	—	—	—	—	(311,964)
Cash contribution by Plains Resources Inc.	5,000	—	—	—	—	—	—	—	5,000
Incorporation and capitalization of Plains Exploration & Production Company	(127,312)	24,200	242	127,070	—	—	—	—	—
Contributions by Plains Resources Inc.
Cash	—	—	—	47,200	—	—	—	—	47,200
Other	—	—	—	4,314	—	—	—	—	4,314
Spin-off by Plains Resources Inc.	—	(141)	—	(4,335)	—	—	—	—	(4,335)
Restricted stock awards
Issuance of restricted stock	—	165	2	1,500	—	—	—	—	1,502
Deferred compensation	—	—	—	(1,470)	—	—	—	—	(1,470)
Other comprehensive income	—	—	—	—	—	(28,742)	—	—	(28,742)

Balance at December 31, 2002	—	24,224	244	174,279	12,155	(12,858)	—	—	173,820
Net income	—	—	—	—	59,411	—	—	—	59,411
Cash contribution by Plains Resources Inc.	—	—	—	510	—	—	—	—	510
Acquisition of 3TEC Energy Corporation	—	16,071	159	152,027	—	—	—	—	152,186
Issuance of common stock		5	—	62	—	—	—	—	62
Restricted stock awards
Issuance of restricted stock	—	16	—	—	—	—	(17)	(130)	(130)
Deferred compensation	—	—	—	2,887	—	—	—	—	2,887
Spin-off by Plains Resources Inc.	—	—	—	(6,909)	—	—	—	—	(6,909)
Other comprehensive income	—	—	—	—	—	(27,581)	—	—	(27,581)

Balance at December 31, 2003	—	40,316	$403	$322,856	$71,566	$(40,439)	(17)	$(130)	$354,256

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Significant Accounting Policies

Organization

The consolidated financial statements of Plains Exploration & Production Company (“PXP”, “us”, “our”, or “we”) include the accounts of our wholly-owned subsidiaries Arguello Inc., Plains Illinois, Inc., PXP Gulf Coast Inc. and other immaterial subsidiaries. We are a Delaware corporation that was converted from a limited partnership in September 2002. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year statements to conform to the current year presentation.

We are an independent energy company that is engaged in the “upstream” oil and gas business. The upstream business acquires, exploits, develops, explores for and produces oil and gas. Our upstream activities are all located in the United States.

Under the terms of a Master Separation Agreement between us and Plains Resources, on July 3, 2002, Plains Resources contributed to us: (i) 100% of the capital stock of its wholly owned subsidiaries that own oil and gas properties offshore California and in Illinois; and (ii) all amounts payable to it by us and our subsidiary companies (the “reorganization”). The contribution of the amounts payable to Plains Resources is reflected in Stockholders’ Equity.

On July 3, 2002, we issued $200.0 million of 8.75% Senior Subordinated Notes due 2012 (the “8.75% Notes”) and entered into a $300.0 million revolving credit facility. The net proceeds from the 8.75% notes, $195.3 million, and $116.7 million borrowed under the credit facility were used to pay a $312.0 million cash distribution to Plains Resources.

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

In June 2002, we filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) for the initial public offering (the “IPO”), of our common stock. We terminated the IPO in October 2002, primarily due to market conditions. As a result, costs and expenses of $2.4 million incurred in connection with the IPO were charged to expense during 2002.

In September 2002, we were capitalized with 24.2 million shares of common stock, all of which were owned by Plains Resources. As a result of the capitalization, Combined Owners Equity as of June 30, 2002 was reclassified between Common Stock and Additional Paid-in Capital. Retained Earnings as December 31, 2002 represents our earnings from June 30, 2002 through December 31, 2002.

On December 18, 2002, Plains Resources distributed 24.1 million of the issued and outstanding shares of our common stock to the holders of Plains Resources’ common stock on the basis of one share of our common stock for every one share of Plains Resources common stock held as of the close of business on December 11, 2002 (the “spin-off”) and contributed 0.1 million shares of our common stock to us. Prior to the spin-off Plains Resources made a $52.2 million cash capital contribution to us and transferred to us certain assets and liabilities of Plains Resources ($4.3 million, net), primarily related to land, unproved oil and gas properties, office equipment and compensation obligations. In addition, as a result of the spin-off certain tax attributes previously considered in the deferred income tax liabilities allocated to us ($4.3 million) and recognized in our financial statements remained with Plains Resources. The cash contributions, the transfer of assets and the assumption of certain liabilities by us and the effect of the increase in our deferred tax liabilities are reflected in Additional Paid-in Capital in Stockholders’ Equity.

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

Significant Accounting Policies

Oil and Gas Properties.    We follow the full cost method of accounting whereby all costs associated with property acquisition, exploration, exploitation and development activities are capitalized. Such costs include internal general and administrative costs such as payroll and related benefits and costs directly attributable to employees engaged in acquisition, exploration, exploitation and development activities. General and administrative costs associated with production, operations, marketing and general corporate activities are expensed as incurred. These capitalized costs along with our estimated asset retirement obligations recorded in accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), are amortized to expense by the unit-of-production method using engineers’ estimates of proved oil and natural gas reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated. Interest is capitalized on oil and natural gas properties not subject to amortization and in the process of development. Proceeds from the sale of oil and natural gas properties are accounted for as reductions to capitalized costs unless such sales involve a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized. Unamortized costs of proved properties are subject to a ceiling which limits such costs to the present value of estimated future cash flows from proved oil and natural gas reserves of such properties (including the effect of any related hedging activities) reduced by future operating expenses, development expenditures and abandonment costs (net of salvage values), and estimated future income taxes thereon.

Asset Retirement Obligations.    Effective January 1, 2003, we adopted SFAS 143 which requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract. When the liability is initially recorded, the entity is required to capitalize the retirement cost of the related long-lived asset. Each period the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. In prior periods we included estimated future costs of abandonment and dismantlement in our full cost amortization base and these costs were amortized as a component of our depletion expense.

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

The following table illustrates the changes in our asset retirement obligation during the period (in thousands):

	Year Ended December 31,
	2003		2002	2001
			Pro forma	Pro forma
Asset retirement obligation—beginning of period	$26,540		$21,008	$19,262
Liabilities incurred	5,409		3,630	—
Accretion expense	2,637		1,902	1,746
Asset retirement cost settlements	(851)		—	—

Asset retirement obligation—end of period	$33,735	(1)	$26,540	$21,008

(1)	$500 included in current liabilities.

The following table illustrates on a pro forma basis the effect on our net income and earnings per share as if SFAS 143 had been applied during the years ended December 31, 2002 and 2001 (thousands of dollars, except per share data):

	Pro Forma
	Year Ended December 31,
	2002	2001
Net income—as reported	$26,237	$53,171
Adjustment for effect of change in accounting that is retroactively applied, net of tax	1,194	1,210

Pro forma net income	$27,431	$54,381

Earnings per share:
Basic—as reported	$1.08	$2.20
Adjustment for effect of change in accounting that is retroactively applied, net of tax	0.05	0.05

Basic—pro forma	$1.13	$2.25

Diluted—as reported	$1.08	$2.20
Adjustment for effect of change in accounting that is retroactively applied, net of tax	0.05	0.05

Diluted—pro forma	$1.13	$2.25

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

Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include (1) oil and natural gas reserves; (2) depreciation, depletion and amortization, including future abandonment costs; (3) assigning fair value and allocating purchase price in connection with business combinations, including goodwill; (4) income taxes; (5) accrued liabilities; and (6) valuation of derivative instruments. Although management believes these estimates are reasonable, actual results could differ from these estimates.

Cash and Cash Equivalents.    Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid instruments with original maturities of three months or less. At December 31, 2003 and 2002, the majority of cash and cash equivalents is concentrated in two institutions and at times may exceed federally insured limits. We periodically assess the financial condition of the institutions and believe that any possible credit risk is minimal.

Inventory.    Oil inventories are carried at the lower of the cost to produce or market value. Materials and supplies inventory is stated at the lower of cost or market with cost determined on an average cost method. Inventory consists of the following (in thousands):

	December 31,
	2003	2002
Oil	$863	$730
Materials and supplies	4,455	4,468

	$5,318	$5,198

Other Assets.    Other assets consists of the following (in thousands):

	December 31,
	2003	2002
Land	$8,853	$8,853
Commodity hedging contracts	—	1,432
Debt issue costs, net	8,068	5,485
Other	2,720	3,159

	$19,641	$18,929

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

Under the terms of a tax allocation agreement, our taxable income or loss prior to the spin-off was included in the consolidated income tax returns filed by Plains Resources. To the extent Plains

Resources’ net operating losses were used in the consolidated return to offset our taxable income from operations during the period January 1, 2002 through the spin-off, we will reimburse Plains Resources for the reduction in our federal income tax liability resulting from the utilization of such net operating losses, but such reimbursement shall not exceed $3.0 million exclusive of any interest accruing under the agreement. At December 31, 2003 and 2002 other long-term liabilities includes $3.0 million payable to Plains Resources with respect to the utilization of net operating losses. Such amount will be paid to Plains Resources in periods in which they are in a currently taxable position.

Income tax obligations reflected in our financial statements in periods prior to the spin-off are calculated assuming we filed a separate consolidated income tax return. To reflect differences between the amounts included in our financial statements at December 31, 2002 and the final 2002 tax returns filed by us and Plains Resources, income tax expense for the year ended December 31, 2003 includes a $1.7 million charge (a $3.8 million deferred tax expense that includes a $1.7 million adjustment to reflect an increase in our effective state income tax rate, partially offset by a $2.1 million current tax benefit) and our deferred tax liability at December 31, 2002 has been adjusted by $4.8 million. Such adjustments resulted in a $6.9 million decrease in our Additional Paid-in Capital.

Revenue Recognition.    Oil and gas revenue from our interests in producing wells is recognized when the production is delivered and the title transfers.

Derivative Financial Instruments (Hedging).    We utilize various derivative instruments to reduce our exposure to fluctuations in the market price of oil and gas. The derivative instruments consist primarily of oil and gas swap and option contracts entered into with financial institutions. Gains and losses on derivative instruments that qualify for hedge accounting are included in oil and gas revenues in the period the related volumes are delivered. Changes in the fair value of derivative instruments that do not qualify for hedge accounting are recognized in other income (expense). See Note 3.

Stock Based Compensation.    We account for stock based compensation using the intrinsic value method. See Note 6.

Earnings Per Share.    In September 2002, we were capitalized with 24,200,000 shares of common stock, all of which were owned by Plains Resources. In accordance with SEC Staff Accounting Bulletin No. 98, this capitalization has been retroactively reflected for purposes for calculating earnings per share for the year ended December 31, 2001. The weighted average shares outstanding for computing both basic and diluted earnings per share was 24,200,000 shares for the year ended December 31, 2001. Weighted average shares outstanding for computing basic and diluted earnings per share were 33,321,000 and 33,460,000, respectively, for the year ended December 31, 2003 and 24,193,000 and 24,201,000, respectively, for the year ended December 31, 2002. In computing EPS, no adjustments were made to reported net income. In 2003 and 2002, the difference between basic and diluted shares relates to non-vested restricted stock and in 2001 there was no potential common stock.

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

Recent Accounting Pronouncements.    The Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” in January 2003. FIN 46 addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. In December 2003, the FASB issued a revision to FIN 46, Interpretation No. 46R (FIN 46R), to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. We do not believe we participate in any arrangement that would be subject to the provisions of FIN 46R.

In 2003, the SEC inquired of the FASB regarding the application of certain provisions of SFAS No. 141, Business Combinations, (“SFAS No. 141”) and SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) to oil and gas companies. SFAS Nos. 141 and 142 became effective for transactions subsequent to June 30, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that acquired intangible assets be disaggregated and reported separately from goodwill. Specifically, the SEC’s inquiry is based on whether costs of contract-based drilling and mineral use rights (“mineral rights”) should be recorded and disclosed as intangible assets under the guidance in SFAS Nos. 141 and 142. The current practice for us and the industry is to present oil and gas related assets, including mineral rights, as property and equipment (tangible assets) on the balance sheet. Subsequent to June 30, 2001, we entered into a business combination with 3TEC and the majority of the purchase price was allocated to oil and gas properties.

An Emerging Issues Task Force Working Group (“EITF”) has been created to research the accounting and disclosure treatment of mineral rights for oil and gas companies. As a result, the EITF has added Issue No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues,” and Issue No. 03-S, “Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies”. Currently, we do not believe that generally accepted accounting principles require the classification of mineral rights as intangible assets and continues to classify these assets as oil and gas properties. However, the decisions of the EITF may affect how we classify these assets in the future. If the EITF ultimately determines that SFAS Nos. 141 and 142 require oil and gas companies to classify mineral rights as separate intangible assets, at December 31, 2003, we had undeveloped leaseholds of approximately $32.0 million that would be reclassified as “intangible undeveloped leasehold” and developed leaseholds of approximately $278.0 million that would be reclassified as “intangible developed leasehold”. The amounts that would be subject to this reclassification included in our historical balance sheet prior to the acquisition of 3TEC is not material

Amounts to be reclassified would be impacted by the provisions of the EITF consensus. The ultimate reclassification amount could be materially different than the above amounts as numerous decisions that could be included in the consensus would impact the composition and amortization of the intangible assets, if any.

We believe that cash flows and results of operations would not be affected since such intangible assets would likely continue to be depleted and assessed for impairment in accordance with our accounting policies as prescribed under the full cost method of accounting for oil and gas properties. Further, we do not believe the classification of the mineral rights as intangible assets would affect compliance with covenants under our debt agreements.

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

The calculation of the purchase price and the allocation to assets and liabilities as of June 4, 2003 are shown below. The average PXP common stock price is based on the average closing price of PXP common stock during the five business days commencing two days before the merger was announced.

(in thousands, except share price)
Calculation and allocation of purchase price:
Shares of PXP common stock issued to 3TEC stockholders	16,071
Average PXP stock price	$9.47

Fair value of common stock issued	152,186
Cash to 3TEC stockholders and warrantholders	160,720
3TEC debt retired in the merger (including accrued interest)	90,065
Merger costs incurred by PXP	5,041

Total purchase price	$408,012

Fair value of assets acquired and liabilities assumed:
Current assets	$23,525
Oil and gas properties and equipment
Subject to amortization	294,356
Not subject to amortization	61,116
Other properties and equipment	218
Goodwill	147,251
Current liabilities	(73,779)
Deferred tax liability related to the merger	(40,281)
Other long-term liabilities	(4,394)

Total purchase price	$408,012

Prior to the merger, 3TEC redeemed all outstanding shares of its Series D preferred stock for $14.7 million and incurred $11.1 million of merger related costs. Current liabilities assumed in the merger include $14.7 million related to the preferred stock redemption which was paid shortly after the merger and $1.7 million of merger related costs.

The significant factors contributing to the recognition of goodwill include, but are not limited to, providing a presence in East Texas and the Gulf Coast regions that can be used to pursue other opportunities in these areas, improving financial flexibility with more efficient access to lower cost capital and higher returns from synergies in having a broader and more diversified reserve base and the ability to acquire an established business with an assembled workforce. In addition, additional goodwill has been recorded due to the application of purchase accounting rules that require that deferred taxes be recorded at undiscounted amounts. The goodwill is not deductible for income tax purposes.

Pro Forma Information

The following unaudited pro forma information for the years ended December 31, 2003 and 2002 have been prepared based on our historical consolidated statements of income and the historical consolidated statements of income of 3TEC. Such pro forma information for 2003 and 2002 assumes the merger and the issuance of $75.0 million of 8.75% senior subordinated notes on May 31, 2003 occurred on January 1, 2003 and January 1, 2002, respectively. Such pro forma information for 2002 also assumes the following 2002 transactions occurred on January 1, 2002: (i) the reorganization and spin-off, discussed in Note 1; and (ii) the July 3, 2002 issuance of $200.0 million of 8.75% senior subordinated notes, discussed in Note 4.

We believe the assumptions used provide a reasonable basis for presenting the significant effects directly attributable to the pro forma transactions. This pro forma financial information does not purport to represent what our results of operations would have been if such transactions had occurred on such dates.

	Year Ended December 31,
(in thousands, except per share data)	2003	2002
Revenues	$377,685	$291,461
Income from operations	147,047	104,211
Net income (excluding the cumulative effect of accounting changes)	48,446	38,299
Earnings per share
Basic	1.20	0.95
Diluted	1.20	0.95
Weighted average shares outstanding
Basic	40,190	40,263
Diluted	40,256	40,271

Note 3—Derivative Instruments and Hedging Activities

Derivative instruments are accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If a derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. If a derivative qualifies for hedge accounting, the unrealized gain or loss on the derivative is deferred in accumulated Other Comprehensive Income (“OCI”), a component of Stockholders’ Equity. On January 1, 2001, in accordance with the transition provisions of SFAS 133, we recorded a gain of $7.0 million in OCI, representing the cumulative effect of an accounting change to recognize at fair value all cash flow derivatives. We recorded cash flow hedge derivative assets and liabilities of $9.7 million and $4.2 million, respectively, and a net-of-tax non-cash charge of $1.5 million was recorded in earnings as a cumulative effect adjustment.

The relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective. Gains and losses deferred in OCI related to cash flow hedges for which hedge accounting has been discontinued remain unchanged until the related product has been delivered. If it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

Effective October 2001 we implemented Derivatives Implementation Group (“DIG”), Issue G20, “Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a

Cash Flow Hedge”, or DIG Issue G20, which provides guidance for basing the assessment of hedge effectiveness on total changes in an option’s cash flows rather than only on changes in the option’s intrinsic value. Implementation of DIG Issue G20 has reduced earnings volatility since it allows us to include changes in the time value of purchased options and collars in the assessment of hedge effectiveness. Time value changes were previously recognized in current earnings since we excluded them from the assessment of hedge effectiveness. Oil and gas revenues for the year ended December 31, 2001 include a $3.1 million non-cash loss related to the ineffective portion of the cash flow hedges representing the fair value change in the time value of options for the nine months before the implementation of DIG Issue G20. No ineffectiveness was recognized in 2003 or 2002.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking the hedge. Hedge effectiveness is measured on a quarterly basis. This process includes specific identification of the hedging instrument and the hedged item, the nature of the risk being hedged and the manner in which the hedging instrument’s effectiveness will be assessed. At the inception of the hedge and on an ongoing basis, we assess whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

We assumed several open derivative positions in connection with the 3TEC merger. Such derivative positions were recorded at fair value in the purchase price allocation. Changes in fair value of such position subsequent to the merger have been reflected in income. All other open derivative positions at December 31, 2003 related to production from our oil and gas properties qualified for hedge accounting.

At December 31, 2002, OCI consisted of $20.9 million ($12.6 million, net of tax) of unrealized net losses on our open hedging instruments. As oil prices increased significantly during 2003 and we assumed 3TEC’s hedge positions as a result of the merger, the fair value of our open hedging positions that qualified for hedge accounting, net of settlements, decreased $45.8 million ($27.7 million after tax). At December 31, 2003, OCI consisted of $66.7 million ($40.3 million after tax) of unrealized losses on our open hedging instruments, $0.2 million ($0.1 million, net of tax) loss related to our interest rate swap and $0.1 million ($0.1 million, net of tax) loss related to deferred compensation liabilities. At December 31, 2003 the assets and liabilities related to our open hedging instruments were included in current liabilities ($55.1 million), other long-term liabilities ($23.7 million) and deferred income taxes (a tax benefit of $32.1 million). At December 31, 2002, the assets and liabilities related to our open oil hedging instruments were included in current assets ($2.6 million), other assets ($1.4 million), current liabilities ($24.4 million), other long-term liabilities ($0.6 million) and deferred income taxes (a tax benefit of $8.4 million).

During 2003, 2002 and 2001, deferred gains (losses) of ($37.6 million), ($15.6 million) and $0.3 million, respectively, were reclassified from OCI and charged to income as a reduction of oil and gas revenues. As of December 31, 2003, $43.0 million ($26.0 million, net of tax) of deferred net losses on derivative instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period. During 2003 we recognized $0.8 million of income from the change in the fair value of derivatives that do not qualify for hedge accounting.

Commodity price risk.    At December 31, 2003 we had the following open hedge positions with respect to our oil and gas properties:

	2004	2005	2006
Oil Swaps
Average price $23.89 per Bbl	18,500	—	—
Average price $24.79 per Bbl	—	17,500	—
Average price $25.28 per Bbl	—	—	15,000

Natural Gas Swaps
Average price $4.45 per MMBtu	20,000	—	—

Natural Gas Costless Collars
Floor price of $4.00 per MMBtu	20,000	—	—
Cap price of $5.15 per MMBtu
Floor price of $4.75 per MMBtu	10,000	—	—
Cap price of $5.67 per MMBtu

Location and quality differentials attributable to our properties are not included in the foregoing prices. Because of the quality and location of our oil production, these adjustments will reduce our net price per barrel.

We utilize interest rate swaps to manage the interest rate exposure on our long-term debt. We currently have an interest rate swap agreement that expires in October 2004, under which we receive LIBOR and pay 3.9% on a notional amount of $7.5 million. The interest rate swap fixes the interest rate on $7.5 million of borrowings under our credit facility at 3.9% plus the LIBOR margin set forth in the credit facility (5.3% at December 31, 2003).

Note 4—Long-Term Debt

At December 31, 2003, long-term debt consisted of (in thousands):

	December 31, 2003		December 31, 2002
	Current	Long-Term	Current	Long-Term
Revolving credit facility	$—	$211,000	$—	$35,800
8.75% senior subordinated notes, net of unamortized premium of $1.9 million in 2003 and unamortized discount of $3.1 million in 2002	—	276,906	—	196,855
Other	511	—	511	511

	$511	$487,906	$511	$233,166

Revolving credit facility

On April 4, 2003, we entered into a three-year, $500.0 million senior revolving credit facility with a group of lenders and with JP Morgan Chase Bank serving as administrative agent. The credit facility provides for a borrowing base of $402.5 million that will be redetermined on a semi-annual basis, with us and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on the Company’s oil and gas properties, reserves, other indebtedness and other relevant factors. Additionally, the credit facility contains a $50.0 million sub-limit on letters of credit. To secure borrowings, we pledged 100% of the shares of stock of our domestic subsidiaries and gave mortgages covering 80% of the total present value of our domestic oil and gas properties. The effective interest rate on our borrowings under the revolving credit facility was 2.9% at December 31, 2003.

Amounts borrowed under the credit facility bear an annual interest rate, at our election, equal to either: (i) the Eurodollar rate, which is based on LIBOR, plus from 1.375% to 2.0%; or (ii) the greatest of (1) the prime rate, as determined by JP Morgan Chase Bank, (2) the certificate of deposit rate, plus 1.0%, or (3) the federal funds rate, plus 0.5%; plus an additional 0.125% to 0.75% for each of (1)-(3). The amount of interest payable on outstanding borrowings is based on (1) the utilization rate as a percentage of the total amount of funds borrowed under the credit facility to the borrowing base and (2) our long-term debt rating. Commitment fees and letter of credit fees under the credit facility are based on the utilization rate and our long-term debt rating. Commitment fees range from 0.375% to 0.5% of the unused portion of the borrowing base. Letter of credit fees range from 1.375% to 2.0%. The issuer of any letter of credit receives an issuing fee of 0.125% of the undrawn amount.

The credit facility contains negative covenants that limit our ability, as well as the ability of our subsidiaries, among other things, to incur additional debt, pay dividends on stock, make distributions of cash or property, change the nature of our business or operations, redeem stock or redeem subordinated debt, make investments, create liens, enter into leases, sell assets, sell capital stock of subsidiaries, create subsidiaries, guarantee other indebtedness, enter into agreements that restrict dividends from subsidiaries, enter into certain types of swap agreements, enter into gas imbalance or take-or-pay arrangements, merge or consolidate and enter into transactions with affiliates. In addition, the credit facility requires us to maintain a current ratio, which includes availability, of at least 1.0 to 1.0 and a minimum tangible net worth (as defined). At December 31, 2003, we were in compliance with the covenants contained in our credit facility and could have borrowed the full amount available under the credit facility.

8.75% senior subordinated notes

On May 30, 2003, we issued $75.0 million principal amount of 8.75% senior subordinated notes due 2012 (the”8.75% notes”) at an issue price of 106.75%. The proceeds were used to fund a portion of the cost of the merger.

At December 31, 2003, we had $275.0 million principal amount of 8.75% notes outstanding. The 8.75% notes are our unsecured general obligations, are subordinated in right of payment to all of our existing and future senior indebtedness and are jointly and severally guaranteed on a full, unconditional basis by all of our existing and future domestic restricted subsidiaries. The indenture governing the 8.75% notes contains covenants that limit our ability, as well as the ability of our subsidiaries, among other things, to incur additional indebtedness, make certain investments, make restricted payments, sell assets, enter into agreements containing dividends and other payment restrictions affecting subsidiaries, enter into transactions with affiliates, create liens, merge, consolidate and transfer assets and enter into different lines of business. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase. The indenture governing the 8.75% notes permitted the spin-off and the spin-off did not, in itself, constitute a change of control for purposes of the indenture. The merger did not constitute a change of control for purposes of the indenture.

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

Other

We also have a note with an outstanding principal balance of $0.5 million at December 31, 2003 that was issued in connection with the purchase of a production payment on certain of our producing properties. The note bears interest at 8%, payable annually, and the final annual principal payment of $0.5 million is due in 2004.

Aggregate total maturities of long-term debt in the next five years are as follows: 2004—$0.5 million; 2005—$0.0 million; 2006—$211.0 million; 2007—$0.0 million; and 2008—$0.0 million.

Note 5—Related Party Transactions

Prior to the reorganization, we used a centralized cash management system under which our cash receipts were remitted to Plains Resources and our cash disbursements were funded by Plains Resources. We were charged interest on any amounts, other than income taxes payable, due to Plains Resources at the average effective interest rate of Plains Resources long-term debt. For the years ended December 31, 2002 and 2001 we were charged $10.7 million and $20.4 million, respectively, of interest on amounts payable to Plains Resources. Of such amounts, $9.3 million and $17.3 million was included in interest expense in 2002 and 2001, respectively, and $1.4 million and $3.1 million was capitalized in oil and gas properties in 2002 and 2001, respectively.

To compensate Plains Resources for services rendered under the Services Agreement, we were allocated direct and indirect corporate and administrative costs of Plains Resources. Such costs for the years ended December 31, 2002 and 2001 totaled $4.4 million and $8.2 million, respectively. Of such amounts, $3.1 million and $6.1 million was included in general and administrative expense in 2002 and 2001, respectively, and $1.3 million and $2.1 million was capitalized in oil and gas properties in 2002 and 2001, respectively.

In addition, prior to the reorganization Plains Resources entered into various derivative instruments to reduce our exposure to decreases in the market price of crude oil. At the time of the reorganization, all open derivative instruments held by Plains Resources on our behalf were assigned to us.

In connection with the reorganization and the spin-off we entered into certain agreements with Plains Resources, including a master separation agreement; an intellectual property agreement; the Plains Exploration & Production transition services agreement; the Plains Resources transition services agreement; and a technical services agreement. For the year ended December 31, 2003 we billed Plains Resources $0.5 million for services provided by us under these agreements and Plains Resources billed us $0.1 million for services they provided to us under these agreements.

Plains All American Pipeline, L.P. (“PAA”), a publicly-traded master limited partnership, is an affiliate of Plains Resources. Certain of our officers and directors are officers and directors of Plains Resources. PAA is the exclusive marketer/purchaser for all of our oil production, including the royalty share of production, from properties owned prior to the merger. PAA purchases for resale at market prices certain of our equity oil production. We pay PAA a marketing and administrative fee and reimburse PAA for its reasonable expenses incurred in transporting or exchanging our oil. During the years ended December 31, 2003, 2002 and 2001, the following amounts were recorded with respect to such transactions (in thousands of dollars).

	Year Ended December 31,
	2003	2002	2001
Sales of oil to PAA
PXP’s share	$238,663	$193,615	$174,614
Royalty owners’ share	45,703	35,969	27,468

	$284,366	$229,584	$202,082

Charges for PAA marketing fees	$1,728	$1,633	$1,600

During 2003, 2002 and 2001 no other purchaser accounted for more than 10% of our total revenues.

We charter private aircraft from Gulf Coast Aviation Inc., a corporation which from time-to-time leases aircraft owned by our Chief Executive Officer. In 2003 and 2002, we paid Gulf Coast $0.8 million and $0.2 million, respectively, in connection with charter services in which our Chief Executive Officer’s aircraft were used. The charter services were arranged through arms-length dealings and the rates were market-based.

Note 6—Stock and Other Compensation Plans

At the time of the spin-off all individuals holding outstanding options to acquire Plains Resources common stock were granted an equal number of stock appreciation rights (“SARs”) with respect to our common stock. The exercise price of the SARs was based on the exercise price of the Plains Resources options adjusted for the relationship of the closing price (with dividend) of Plains Resources common stock on the spin-off date ($23.05 per share) less the closing price (on a “when-issued” basis) of our common stock on the spin-off date ($9.10 per share), both as reported on the NYSE, and such closing price of our common stock ($9.10 per share). All recipients of our SARs received the benefit of prior service credit at Plains Resources and have the same amount of vesting as they had under their related Plains Resources stock options and vesting terms remain unchanged. Generally, the SARs have a pro rata vesting period of two to five years and an exercise period of five to ten years. We issued additional SARs in 2003.

SARs are subject to variable accounting treatment. Accordingly, at the end of each quarter, we compare the closing price of our common stock on the last day of the quarter to the exercise price of each SAR. To the extent the closing price exceeds the exercise price of each SAR, we recognize such excess as an accounting charge for the SAR’s deemed vested at the end of the quarter to the extent such excess had not been recognized in previous quarters. If such excess were to be less than the extent to which accounting charges had been recognized in previous quarters, we would recognize the difference as income in the quarter. In 2003 and 2002 we recognized charges of $18.0 million and $3.7 million, respectively, as compensation expense with respect to SARs vested or deemed vested during the periods. In 2003 we made cash payments with respect to SARs exercised in 2003 of $2.1 million.

A summary of the status of our SARs as of December 31, 2003 and 2002 and changes during the years ending on those dates are presented below (shares in thousands):

	2003		2002
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding at beginning of year	4,047	$8.68	—	$—
Granted	489	11.27	4,047	8.68
Exercised	(404)	6.05	—	—
Forfeited	(199)	9.13

Outstanding at end of year	3,933	$9.25	4,047	$8.68

SARs exercisable at year-end	1,992	$8.76	1,491	$7.86

The following table reflects the SARs outstanding at December 31, 2003 (share amounts in thousands):

Range of Exercise Price	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$ — $ 2.46	82	1.1 years	$2.46	82	$2.46
4.17 - 6.21	226	1.5 years	5.66	226	5.66
6.71 - 8.33	62	0.8 years	6.87	36	7.58
9.08 - 9.08	1,000	6.4 years	9.08	500	9.08
9.10 - 9.36	860	3.4 years	9.27	286	9.27
9.37 - 9.97	1,122	2.8 years	9.77	777	9.82
9.98 - 13.64	581	4.3 years	11.13	85	10.42

2.46 - 13.64	3,933	3.9 years	9.25	1,992	8.76

Our stock compensation plans also allow grants of restricted stock and restricted stock units. Restricted stock is issued on the grant date but restricted as to transferability. Restricted stock unit awards represent the right to receive common stock when vesting occurs.

At the time of the spin-off we granted awards of 165,000 restricted shares of common stock that vest in three equal annual installments beginning on the first anniversary of the date of grant. During 2003 we granted awards of 420,000 restricted stock units with vesting terms up to three years. We will recognize total compensation expense of $6.1 million ratably over the life of these grants. During 2003 we recognized compensation expense of $2.9 million related to these grants. At December 31, 2003 and 2002 there were 0.5 million and 0.2 million, respectively, outstanding restricted stock shares and units.

As a result of the separation of employment of an executive of the Company in March 2004, in accordance with the terms of the employment agreement between the Company and the executive, the former executive received a cash payment and his SARs and restricted shares of the Company’s common stock vested. In the first quarter of 2004, the Company will recognize a pre-tax $2.9 million charge to earnings in connection with the former executive’s termination of employment.

We also have a 401(k) defined contribution plan whereby we match 100% of an employee’s contribution (subject to certain limitations in the plan). Matching contributions are made 100% in cash. The initial contribution under the plan, $0.1 million, was made for the pay period ended December 31, 2002. In 2003 we made contributions totaling $2.0 million to the 401(k) plan.

Note 7—Income Taxes

Until the date of the spin-off, our taxable income or loss was included in the consolidated income tax returns filed by Plains Resources. Income tax obligations reflected in these financial statements with respect to such returns are based on the tax sharing agreement that provides that income taxes are calculated assuming we filed a separate combined income tax return.

Our deferred income tax assets and liabilities at December 31, 2003 and 2002 consist of the tax effect of income tax carryforwards and differences related to the timing of recognition of certain types of costs as follows (in thousands):

	December 31,
	2003	2002
U.S. Federal
Deferred tax assets:
Net operating losses	$2,952	$846
Tax credits	6,038	106
Commodity hedging contracts and other	21,879	8,572

	30,869	9,524

Deferred tax liabilities:
Net oil & gas acquisition, exploration and development costs	(124,269)	(48,715)
Commodity hedging contracts and other	—	—

	(124,269)	(48,715)

Net U.S. Federal deferred tax asset (liability)	(93,400)	(39,191)

States
Deferred tax liability	(28,035)	(12,225)

Net deferred tax assets (liability)	$(121,435)	$(51,416)

At December 31, 2003, for federal income tax purposes, we had carryforwards of approximately $8.4 million of regular tax net operating losses, $4.8 million of alternative minimum tax credits and $1.2 million of enhanced oil recovery credits. The NOL carryforwards expire in 2019.

Set forth below is a reconciliation between the income tax provision (benefit) computed at the United States statutory rate on income (loss) before income taxes and the income tax provision in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2003	2002	2001
U.S. federal income tax provision at statutory rate	$35,253	$15,039	$31,101
State income taxes, net of federal benefit	5,512	2,409	4,758
Other	547	(716)	(1,471)

Income tax expense on income before income taxes and cumulative effect of accounting change	41,312	16,732	34,388
Income tax benefit allocated to cumulative effect of accounting change	(7,860)	—	(1,042)

Income tax provision	$33,452	$16,732	$33,346

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

Note 8—Property Divestments

We periodically evaluate and from time to time elect to sell certain of our producing properties that we consider to be nonstrategic or fully valued. In 2003, we sold our interest in 36 predominantly non-operated and noncore fields in the Permian Basin, the Texas Panhandle, east Texas, the Mid-continent Area, Alabama, Arkansas, Mississippi, North Dakota and New Mexico for aggregate proceeds of approximately $23.2 million. No gains or losses were reflected in net income with respect to these sales.

Note 9—Commitments, Contingencies and Industry Concentration

Commitments and Contingencies

Operating leases.    We lease certain real property, equipment and operating facilities under various operating leases. Future noncancellable commitments related to these leases are as follows (in thousands):

2004	$3,608
2005	3,015
2006	2,399
2007	2,258
2008	2,244
Thereafter	10,243

Total expenses related to operating leases obligations were $2.2 million in 2003 and less than $0.1 million in each of 2002 and 2001.

Environmental matters.    As an owner or lessee and operator of oil and gas properties, we are subject to various federal, state, and local laws and regulations relating to discharge of materials into, and protection of, the environment. Typically when producing oil and gas assets are purchased, one assumes the obligation to plug and abandon wells that are part of such assets. However, in some instances, we have received an indemnity in connection with such purchase. There can be no assurance that we will be able to collect on these indemnities. Often these regulations are more burdensome on older properties that were operated before the regulations came into effect such as some of our properties in California that have operated for over 90 years. We have established policies for continuing compliance with environmental laws and regulations. We also maintain insurance coverage for environmental matters, which we believe is customary in the industry, but we are not fully insured against all environmental risks. There can be no assurance that current or future local, state or federal rules and regulations will not require us to spend material amounts to comply with such rules and regulations.

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

In connection with the purchase of certain of our onshore California properties, each year we are required to plug and abandon 20% of the then remaining inactive wells (there were 158 inactive wells at December 31, 2003). If we do not meet this commitment, and the requirement is not waived, we must escrow funds to cover the cost of the wells that were not abandoned. To date we have not been required to escrow any funds. In addition, until the end of 2006, we are required to spend at least $600,000 per year (and $300,000 per year from 2007 through 2011) to remediate oil contaminated soil from existing well sites that require remediation.

Other commitments and contingencies.    As is common within the industry, we have entered into various commitments and operating agreements related to the exploration and development of and production from proved oil and gas properties and the marketing, transportation, terminalling and storage of oil. It is management’s belief that such commitments will be met without a material adverse effect on our financial position, results of operations or cash flows.

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

In September 2002, Stocker Resources Inc., or Stocker, our general partner before we converted from a limited partnership to a corporation, filed a declaratory judgment action against Commonwealth Energy Corporation, or Commonwealth, in the Superior Court of Orange County, California relating to the termination of an electric service contract. Stocker was seeking a declaratory judgment that it was entitled to terminate the contract and that Commonwealth had no basis for proceeding against Stocker’s related $1.5 million performance bond. Also in September 2002, Stocker was named a defendant in an action brought by Commonwealth in the Superior Court of Orange County, California for breach of the electric service contract. In January 2004 Plains Resources signed a settlement agreement with Commonwealth. Under the terms of our master separation agreement with Plains

Resources, we indemnified them for damages they might incur as a result of this action. As such, we reimbursed Plains Resources’ settlement amount.

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

Industry Concentration

Financial instruments which potentially subject us to concentrations of credit risk consist principally of accounts receivable with respect to our oil and gas operations and derivative instruments related to our hedging activities. Plains All American Pipeline, L.P. (“PAA”), in which Plains Resources held an approximate 22% interest at December 31, 2003, is the exclusive marketer/purchaser for all of our equity oil production in California and Illinois. This concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that PAA may be affected by changes in economic, industry or other conditions. We do not believe the loss of PAA as the exclusive purchaser of our equity production in California and Illinois would have a material adverse affect on our results of operations. We believe PAA could be replaced by other purchasers under contracts with similar terms and conditions. During 2003, 2002 and 2001 no other purchaser accounted for more than 10% of our total revenues.

The contract counterparties for our derivative commodity contracts are all major financial institutions with Standard & Poor’s ratings of A or better. Six of the financial institutions are participating lenders in our credit facility, holding contracts that represent approximately 62% of the fair value of all of our open positions at December 31, 2003.

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

Note 10—Financial instruments

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

The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. Derivative financial instruments included in other assets are stated at fair value. The carrying amounts and fair values of our other financial instruments are as follows (in thousands):

	December 31, 2003
	Carrying Amount	Fair Value
Long-Term Debt
Bank debt	$211,000	$211,000
Senior subordinated debt	276,906	294,828
Other long-term debt	511	511

The carrying value of bank debt approximates its fair value, as interest rates are variable, based on prevailing market rates. The fair value of subordinated debt is based on quoted market prices based on trades of subordinated debt.

Note 11—Supplemental Cash Flow Information

Cash payments for interest and taxes were (in thousands of dollars):

	Year Ended December 31,
	2003	2002	2001
Cash payments for interest	$32,364	$280	$—

Cash payments for taxes	$6,489	$2,180	$—

Cash payments for interest are net of capitalized interest of $3,232 and $1,006 in 2003 and 2002, respectively.

The merger involved non-cash consideration as follows (in thousands of dollars);

Fair value of common stock issued	$152,186
Current liabilities assumed	73,779
Other long-term liabilities assumed	4,394
Deferred income tax liability	40,281

$270,640

Note 12—Oil and natural gas activities

Costs incurred

Our oil and natural gas acquisition, exploration, exploitation and development activities are conducted in the United States. The following table summarizes the costs incurred during the last three years (in thousands).

	Year Ended December 31,
	2003	2002	2001
Property acquisitions costs
Unproved properties
3TEC Acquisition	$61,116	$—	$—
Other	19,025	65	44
Proved properties (1)
3TEC Acquisition
Asset retirement cost	4,577	—	—
Other	289,779	—	—
Other	1,197	(4,516)	1,645
Exploration costs	8,947	602	286
Exploitation and development costs (2)	101,334	68,346	123,778

	$485,975	$64,497	$125,753

(1)	In connection with the acquisition of an additional interest in the Point Arguello field, offshore California, in 2002 we assumed certain obligations of the seller. As consideration for receiving the transferred properties and assuming such obligations, we received $2.4 million. In addition, we received $2.7 million as our share of revenues less costs for the period April 1 to July 31, 2002, the period prior to ownership.
(2)	Amounts presented for 2003 do not include the cumulative effect adjustment for the January 1, 2003 adoption of SFAS 143 of $15.9 million.

Amounts presented include capitalized general and administrative expense of $11.0 million, $6.0 million and $6.2 million in 2003, 2002 and 2001, respectively, and capitalized interest expense of $3.2 million, $2.4 million and $3.1 million in 2003, 2002 and 2001, respectively.

Capitalized costs

The following table presents the aggregate capitalized costs subject to amortization relating to our oil and gas acquisition, exploration, exploitation and development activities, and the aggregate related accumulated DD&A (in thousands).

	December 31,
	2003	2002
Proved properties	$1,074,302	$629,454
Accumulated DD&A	(183,988)	(167,278)

	$890,314	$462,176

The average DD&A rate per equivalent unit of production was $3.86, $3.17 and $2.70 in 2003, 2002 and 2001, respectively.

Costs not subject to amortization

The following table summarizes the categories of costs comprising the amount of unproved properties not subject to amortization (in thousands).

	December 31,
	2003	2002	2001
Acquisition costs	$44,135	$24,612	$27,523
Exploration costs	12,489	—	—
Capitalized interest	7,034	5,433	5,848

	$63,658	$30,045	$33,371

Unproved property costs not subject to amortization consist of acquisition costs related to unproved areas, exploration costs and capitalized interest. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves established or impairment determined. We will continue to evaluate these properties and costs will be transferred into the amortization base as the undeveloped areas are tested. Our onshore properties and one offshore property consist of mature but underdeveloped crude oil properties that were acquired from major or large independent oil and gas companies. Certain of these fields were discovered from 1906 to 1981, have produced significant volumes since initial discovery, and exhibit complex reservoir and geologic conditions. Due to the nature of the reserves, the ultimate evaluation of the properties will occur over a period of several years. We expect that 70% of the costs not subject to amortization at December 31, 2003 will be transferred to the amortization base over the next three years and the remainder within the next seven years. The majority of the leases covering the properties are held by production and will not limit the time period for evaluation. Approximately 73%, 2% and 2% of the balance in unproved properties at December 31, 2003, related to additions made in 2003, 2002 and 2001, respectively.

Results of operations for oil and gas producing activities

The results of operations from oil and gas producing activities below exclude non-oil and gas revenues, general and administrative expenses, interest charges, interest income and interest capitalized. Income tax expense was determined by applying the statutory rates to pretax operating results (in thousands).

	Year Ended December 31,
	2003	2002	2001
Revenues from oil and gas producing activities	$304,090	$188,563	$204,139
Production costs and other	(104,819)	(78,451)	(63,795)
Depreciation, depletion, amortization and accretion	(50,142)	(29,632)	(23,707)
Income tax expense	(58,996)	(31,307)	(45,022)

Results of operations from producing activities (excluding corporate overhead and interest costs)	$90,133	$49,173	$71,615

Supplemental reserve information (unaudited)

The following information summarizes our net proved reserves of oil (including condensate and natural gas liquids) and gas and the present values thereof for the three years ended December 31, 2003. The following reserve information is based upon reports of the independent petroleum consulting firms of Netherland, Sewell & Associates, Inc., and Ryder Scott Company. The estimates are in accordance with SEC regulations.

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

Decreases in the prices of oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenues, profitability and cash flow. A significant portion of our reserve base (approximately 81% of year-end 2003 reserve volumes) is comprised of oil properties that are sensitive to crude oil price volatility.

Estimated quantities of oil and natural gas reserves (unaudited)

The following table sets forth certain data pertaining to our proved and proved developed reserves for the three years ended December 31, 2003 (in thousands).

	As of or for the Year Ended December 31,
	2003		2002		2001
	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)
Proved Reserves
Beginning balance	240,161	77,154	223,293	96,217	204,387	93,486
Revision of previous estimates	(9,009)	(12,844)	8,897	(19,827)	(13,093)	(5,485)
Extensions, discoveries, improved recovery and other additions	2,749	31,529	15,049	6,661	40,218	11,571
Purchase of reserves in-place	5,421	249,301	2,635	—	—	—
Sale of reserves in-place	(2,327)	(7,768)	(930)	(2,535)	—	—
Production	(9,267)	(18,195)	(8,783)	(3,362)	(8,219)	(3,355)

Ending balance	227,728	319,177	240,161	77,154	223,293	96,217

Proved Developed Reserves
Beginning balance	127,415	53,317	119,248	59,101	105,679	52,184

Ending balance	124,822	235,070	127,415	53,317	119,248	59,101

Standardized measure of discounted future net cash flows (unaudited)

The Standardized Measure of discounted future net cash flows relating to proved crude oil and natural gas reserves is presented below (in thousands):

	December 31,
	2003	2002	2001
Future cash inflows	$8,190,872	$6,819,645	$3,662,137
Future development costs	(529,920)	(431,841)	(305,261)
Future production expense	(3,041,607)	(2,528,065)	(1,714,132)
Future income tax expense	(1,579,078)	(1,446,528)	(537,252)

Future net cash flows	3,040,267	2,413,211	1,105,492
Discounted at 10% per year	(1,783,464)	(1,529,704)	(721,025)

Standardized measure of discounted future net cash flows	$1,256,803	$883,507	$384,467

The Standardized Measure of discounted future net cash flows (discounted at 10%) from production of proved reserves was developed as follows:

1. An estimate was made of the quantity of proved reserves and the future periods in which they are expected to be produced based on year-end economic conditions.

2. In accordance with SEC guidelines, the engineers’ estimates of future net revenues from our proved properties and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. We have entered into various arrangements to fix or limit the prices for a significant portion of our oil and gas production. Arrangements in effect at December 31, 2003 are discussed in Note 3. Such arrangements are not reflected in the reserve reports. The overall average year-end prices used in the reserve reports as of December 31, 2003, 2002 and 2001 were $28.22, $26.91, and $15.31 per barrel of oil, respectively, and $5.53, $4.63, and $2.56 per Mcf of gas, respectively.

3. The future gross revenue streams were reduced by estimated future operating costs (including production and ad valorem taxes) and future development and abandonment costs, all of which were based on current costs.

4. The reports reflect the pre-tax Present Value of Proved Reserves to be $2.0 billion, $1.5 billion, and $0.6 billion at December 31, 2003, 2002 and 2001, respectively. SFAS No. 69 requires us to further reduce these estimates by an amount equal to the present value of estimated income taxes which might be payable by us in future years to arrive at the Standardized Measure. Future income taxes were calculated by applying the statutory federal and state income tax rate to pre-tax future net cash flows, net of the tax basis of the properties involved and utilization of available tax carryforwards related to oil and gas operations.

The principal sources of changes in the Standardized Measure of the future net cash flows for the three years ended December 31, 2003, are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Balance, beginning of year	$883,507	$384,467	$789,438
Sales, net of production expenses	(235,948)	(125,463)	(139,545)
Net change in sales and transfer prices, net of production expenses	(1,657)	979,042	(665,006)
Changes in estimated future development costs	(2,172)	(62,801)	(17,535)
Extensions, discoveries and improved recovery, net of costs	107,922	98,969	89,010
Previously estimated development costs incurred during the year	46,957	39,692	86,881
Purchase of reserves in-place	635,604	16,583	—
Sale of reserves in-place	(42,022)	(2,959)	—
Revision of quantity estimates and timing of estimated production	(205,829)	(133,618)	(156,362)
Accretion of discount	151,403	62,376	141,598
Net change in income taxes	(80,962)	(372,781)	255,988

Balance, end of year	$1,256,803	$883,507	$384,467

Note 13—Quarterly Financial Data (Unaudited)

The following table shows summary financial data for 2003 and 2002 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2003
Revenues	$51,738	$63,858	$95,382	$93,112	$304,090
Operating profit	22,420	28,516	49,720	46,131	146,787
Income before cumulative effect of accounting change	8,603	8,900	17,544	12,040	47,087
Cumulative effect of accounting change	12,324	—	—	—	12,324
Net income	20,927	8,900	17,544	12,040	59,411
Earnings per share—basic
Income before cumulative effect of accounting change	$0.36	$0.31	$0.44	$0.30	$1.41
Cumulative effect of accounting change	0.51	—	—	—	0.37
Net income	0.87	0.31	0.44	0.30	1.78
Earnings per share—diluted
Income before cumulative effect of accounting change	$0.35	$0.31	$0.43	$0.30	$1.41
Cumulative effect of accounting change	0.51	—	—	—	0.37
Net income	0.86	0.31	0.43	0.30	1.78
2002
Revenues	$40,673	$45,140	$50,907	$51,843	$188,563
Operating profit	16,753	20,471	21,408	21,121	79,753
Net income	5,864	8,218	7,418	4,737	26,237
Basic and diluted earnings per share	$0.24	$0.34	$0.30	$0.20	$1.08

Note 14—Consolidating Financial Statements

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2003

(in thousands)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$403	$974	$—	$1,377
Accounts receivable and other current assets	32,018	21,612	—	53,630
Inventories	3,800	1,518	—	5,318

	36,221	24,104	—	60,325

Property and Equipment, at cost
Oil and natural gas properties—full cost method
Subject to amortization	570,639	503,663	—	1,074,302
Not subject to amortization	21,370	42,288	—	63,658
Other property and equipment	4,330	609	—	4,939

	596,339	546,560	—	1,142,899
Less allowance for depreciation, depletion and amortization	(64,470)	(121,534)	—	(186,004)

	531,869	425,026	—	956,895

Investment in and Advances to Subsidiaries	531,142		(531,142)	—

Other Assets	20,292	146,600	—	166,892

	$1,119,524	$595,730	$(531,142)	$1,184,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$76,540	$22,912	$—	$99,452
Commodity hedging contracts	29,782	25,341	—	55,123
Current maturities on long-term debt	511	—	—	511

	106,833	48,253	—	155,086

Long-Term Debt	487,906	—	—	487,906

Other Long-Term Liabilities	43,317	22,112	—	65,429

Payable to Parent	—	511,783	(511,783)	—

Deferred Income Taxes	127,212	(5,777)	—	121,435

Stockholders’ Equity
Stockholders’ equity	394,695	30,292	(30,292)	394,695
Accumulated other comprehensive income	(40,439)	(10,933)	10,933	(40,439)

	354,256	19,359	(19,359)	354,256

	$1,119,524	$595,730	$(531,142)	$1,184,112

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil and liquids	$129,359	$68,789	$—	$198,148
Natural gas	15,798	89,256	—	105,054
Other operating revenues	—	888	—	888

	145,157	158,933	—	304,090

Costs and Expenses
Production expenses	52,677	52,142	—	104,819
General and administrative	38,628	4,530	—	43,158
Depreciation, depletion and amortization and accretion	19,960	32,524	—	52,484

	111,265	89,196	—	200,461

Income from Operations	33,892	69,737	—	103,629
Other Income (Expense)
Equity in earnings of subsidiaries	51,886	—	(51,886)	—
Interest expense	(20,618)	(3,160)	—	(23,778)
Interest and other income (expense)	(168)	856	—	688

Income Before Income Taxes and Cumulative Effect of Accounting Change	64,992	67,433	(51,886)	80,539
Income tax expense
Current	9,111	(10,335)	—	(1,224)
Deferred	(27,016)	(5,212)	—	(32,228)

Income Before Cumulative Effect of Accounting Change	47,087	51,886	(51,886)	47,087
Cumulative effect of accounting change, net of tax	12,324	645	(645)	12,324

Net Income	$59,411	$52,531	$(52,531)	$59,411

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2002

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil and liquids	$123,795	$54,243	$—	$178,038
Natural gas	10,299	—	—	10,299
Other operating revenues	—	226	—	226

	134,094	54,469	—	188,563

Costs and Expenses
Production expenses	50,510	27,941	—	78,451
General and administrative	13,479	1,707	—	15,186
Depreciation, depletion and amortization	21,532	8,827	—	30,359

	85,521	38,475	—	123,996

Income from Operations	48,573	15,994	—	64,567
Other Income (Expense)
Equity in earnings of subsidiaries	5,988	—	(5,988)	—
Expenses of terminated public equity offering	(2,395)	—		(2,395)
Interest expense	(12,942)	(6,435)	—	(19,377)
Interest and other income (expense)	(140)	314	—	174

Income Before Income Taxes and Cumulative Effect of Accounting Change	39,084	9,873	(5,988)	42,969
Income tax expense
Current	(1,232)	(5,121)	—	(6,353)
Deferred	(11,615)	1,236	—	(10,379)

Net Income	$26,237	$5,988	$(5,988)	$26,237

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2001

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Crude oil and liquids	$124,250	$50,645	$—	$174,895
Natural gas	28,771	—	—	28,771
Other operating revenues	—	473	—	473

	153,021	51,118	—	204,139

Costs and Expenses
Production expenses	41,458	22,337	—	63,795
General and administrative	8,708	1,502	—	10,210
Depreciation, depletion and amortization	18,413	5,692	—	24,105

	68,579	29,531	—	98,110

Income from Operations	84,442	21,587	—	106,029
Other Income (Expense)
Equity in earnings of subsidiaries	11,288	—	(11,288)	—
Interest expense	(10,679)	(6,732)	—	(17,411)
Interest and other income (expense)	94	369	—	463

Income Before Income Taxes and Cumulative Effect of Accounting Change	85,145	15,224	(11,288)	89,081
Income tax expense
Current	(2,832)	(3,182)	—	(6,014)
Deferred	(27,620)	(754)	—	(28,374)

Income Before Cumulative Effect of Accounting Change	54,693	11,288	(11,288)	54,693
Cumulative effect of accounting change, net of tax benefit	(1,522)	240	(240)	(1,522)

Net Income	$53,171	$11,528	$(11,528)	$53,171

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59,411	$52,531	$(52,531)	$59,411
Items not affecting cash flows from operating activities:
Depreciation, depletion, amortization and accretion	19,960	32,524	—	52,484
Equity in earnings of subsidiaries	(51,886)	—	51,886	—
Deferred income taxes	27,016	5,212	—	32,228
Gain on derivatives	—	(847)	—	(847)
Cumulative effect of adoption of accounting change	(12,324)	(645)	645	(12,324)
Non-cash compensation	20,897	—	—	20,897
Other noncash items	123	—	—	123
Change in assets and liabilities from operating activities:
Accounts receivable and other assets	(10,745)	7,197	—	(3,548)
Inventories	236	(145)	—	91
Accounts payable to Plains Resources Inc.	(1,435)	—	—	(1,435)
Accounts payable and other liabilities	9,111	(37,913)	—	(28,802)

Net cash provided by operating activities	60,364	57,914	—	118,278

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, exploration and developments costs	(49,057)	(73,013)	—	(122,070)
Additions to other property and equipment	(2,322)	(192)	—	(2,514)
Proceeds from property sales	—	23,420	—	23,420
Acquisition of 3TEC	—	(267,546)	—	(267,546)

Net cash used in investing activities	(51,379)	(317,331)	—	(368,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	(511)	—	—	(511)
Change in revolving credit facility	175,200	—	—	175,200
Proceeds from debt issuance	80,061	—	—	80,061
Debt issuance costs	(4,349)	—	—	(4,349)
Contribution from Plains Resources Inc.	510	—	—	510
Purchase treasury stock	(130)	—	—	(130)
Investment in and advances to affiliates	(260,367)	260,367		—

Net cash provided by (used in) financing activities	(9,586)	260,367	—	250,781

Net increase (decrease) in cash and cash equivalents	(601)	950	—	349
Cash and cash equivalents, beginning of year	1,004	24	—	1,028

Cash and cash equivalents, end of year	$403	$974	$—	$1,377

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2002

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,237	$5,988	$(5,988)	$26,237
Items not affecting cash flows from operating activities:
Depreciation, depletion and amortization	21,532	8,827	—	30,359
Equity in earnings of subsidiaries	(5,988)	—	5,988	—
Deferred income taxes	11,615	(1,236)	—	10,379
Other noncash items	457	—	—	457
Change in assets and liabilities from operating activities:
Accounts receivable and other assets	(12,301)	337	—	(11,964)
Inventories	(757)	181	—	(576)
Accounts payable to Plains Resources Inc.	4,946	—	—	4,946
Accounts payable and other liabilities	20,217	(1,229)	—	18,988

Net cash provided by operating activities	65,958	12,868	—	78,826

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, exploration and developments costs	(54,811)	(9,686)	—	(64,497)
Additions to other property and equipment	(185)	(5)	—	(190)
Proceeds from property sales	529	—	—	529

Net cash used in investing activities	(54,467)	(9,691)	—	(64,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	(511)	—	—	(511)
Change in revolving credit facility	35,800	—	—	35,800
Proceeds from debt issuance	196,752	—	—	196,752
Debt issuance costs	(5,936)	—	—	(5,936)
Contribution from Plains Resources Inc.	52,200	—	—	52,200
Distribution to Plains Resources Inc.	(311,964)	—	—	(311,964)
Receipts from (payments to) Plains Resources Inc.	23,518	(3,155)	—	20,363
Other	(357)	—	—	(357)

Net cash provided by (used in) financing activities	(10,498)	(3,155)	—	(13,653)

Net increase (decrease) in cash and cash equivalents	993	22	—	1,015
Cash and cash equivalents, beginning of year	11	2	—	13

Cash and cash equivalents, end of year	$1,004	$24	$—	$1,028

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2001

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,171	$11,528	$(11,528)	$53,171
Items not affecting cash flows from operating activities:
Depreciation, depletion and amortization	18,413	5,692	—	24,105
Equity in earnings of subsidiaries	(11,288)		11,288
Deferred income taxes	27,620	754	—	28,374
Cumulative effect of adoption of accounting change	1,522	(240)	240	1,522
Change in derivative fair value	(7)	1,062	—	1,055
Other noncash items	263	733	—	996
Change in assets and liabilities from operating activities:
Accounts receivable and other assets	9,449	(252)	—	9,197
Inventories	(586)	(5)	—	(591)
Accounts payable and other liabilities	157	(1,178)	—	(1,021)

Net cash provided by operating activities	98,714	18,094	—	116,808

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, exploration and developments costs	(108,577)	(17,176)	—	(125,753)
Additions to other property and equipment	(127)	—	—	(127)

Net cash used in investing activities	(108,704)	(17,176)	—	(125,880)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	(511)	—	—	(511)
Receipts from (payments to) Plains Resources Inc.	10,272	(1,212)	—	9,060

Net cash provided by (used in) financing activities	9,761	(1,212)	—	8,549

Net increase (decrease) in cash and cash equivalents	(229)	(294)	—	(523)
Cash and cash equivalents, beginning of year	240	296	—	536

Cash and cash equivalents, end of year	$11	$2	$—	$13

Note 15—Subsequent Event (unaudited)

On February 12, 2004 we announced that we had entered into a definitive agreement to acquire Nuevo Energy Company, or Nuevo, in a stock for stock transaction valued at approximately $945 million, based on our February 11, 2004 closing stock price of $15.89 per share. Under the terms of the definitive agreement, Nuevo stockholders will receive 1.765 shares of our common stock for each share of Nuevo common stock. If completed, we will issue up to 38.8 million shares to Nuevo shareholders and assume $234 million of net debt (as of December 31, 2003) and $115 million of Trust Convertible Preferred Securities.

The transaction is expected to qualify as a tax free reorganization under Section 368(a) and is expected to be tax free to our stockholders and tax free for the stock consideration received by Nuevo stockholders. The Boards of directors of both companies have approved the merger agreement and each has recommended it to their respective stockholders for approval. The transaction will remain subject to stockholder approval from both companies and other customary conditions. Post closing, it is anticipated that our stockholders will own approximately 52% of the combined company and Nuevo stockholders will own approximately 48% of the combined company.

We will account for the transaction as a purchase of Nuevo under purchase accounting rules and we will continue to use the full cost method of accounting for our oil and gas properties.