Form 10-Q
period 2004-03-31
PLAINS EXPLORATION & PRODUCTION CO
filed 2004-05-07
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

40.4 million shares of Common Stock, $0.01 par value, issued and outstanding at April 30, 2004.

PLAINS EXPLORATION & PRODUCTION COMPANY

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$1,985	$1,377
Accounts receivable—Plains All American Pipeline, L.P.	25,665	25,344
Other accounts receivable	27,976	25,267
Inventories	4,359	5,318
Other current assets	2,108	3,019

	62,093	60,325

Property and Equipment, at cost
Oil and natural gas properties—full cost method
Subject to amortization	1,088,287	1,074,302
Not subject to amortization	57,980	63,658
Other property and equipment	4,960	4,939

	1,151,227	1,142,899
Less allowance for depreciation, depletion and amortization	(201,179)	(186,004)

	950,048	956,895

Goodwill	145,046	147,251

Other Assets	19,497	19,641

	$1,176,684	$1,184,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$34,877	$41,736
Commodity hedging contracts	75,609	55,123
Royalties payable	16,879	19,080
Stock appreciation rights	21,025	16,049
Interest payable	6,296	622
Other current liabilities	19,491	22,476

	174,177	155,086

Long-Term Debt
8.75% Senior Subordinated Notes	276,862	276,906
Revolving credit facility	191,000	211,000

	467,862	487,906

Asset Retirement Obligation	30,447	33,235

Other Long-Term Liabilities	58,162	32,194

Deferred Income Taxes	108,938	121,435

Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common stock	403	403
Additional paid-in capital	324,563	322,856
Retained earnings	81,964	71,566
Accumulated other comprehensive income	(69,519)	(40,439)
Treasury stock	(313)	(130)

	337,098	354,256

	$1,176,684	$1,184,112

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenues
Oil sales to Plains All American Pipeline, L.P.	$64,267	$64,738
Other oil sales	4,037	—
Oil hedging	(19,033)	(17,311)
Gas sales	42,386	4,104
Gas hedging	1,068	—
Other operating revenues	236	207

	92,961	51,738

Costs and Expenses
Lease operating expenses	25,680	19,978
Production and ad valorem taxes	3,973	1,035
Gathering and transportation expenses	1,196	—
General and administrative
G&A excluding stock appreciation rights	9,531	4,439
Stock appreciation rights	10,561	(1,363)
Depreciation, depletion, amortization and accretion	16,567	8,305

	67,508	32,394

Income from Operations	25,453	19,344
Other Income (Expense)
Gain (loss) on derivatives	(1,565)	—
Interest expense	(6,930)	(4,856)
Interest and other income (expense)	262	33

Income Before Income Taxes and Cumulative Effect of Accounting Change	17,220	14,521
Income tax expense
Current	(188)	(1,181)
Deferred	(6,634)	(4,737)

Income Before Cumulative Effect of Accounting Change	10,398	8,603
Cumulative effect of accounting change, net of tax	—	12,324

Net Income	$10,398	$20,927

Earnings Per Share (in dollars)
Basic
Income before cumulative effect of accounting change	$0.26	$0.36
Cumulative effect of accounting change	—	0.51

	$0.26	$0.87

Diluted
Income before cumulative effect of accounting change	$0.26	$0.35
Cumulative effect of accounting change	—	0.51

	$0.26	$0.86

Weighted Average Shares Outstanding
Basic	40,247	24,015
Diluted	40,488	24,225

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of dollars)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,398	$20,927
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	16,567	8,305
Deferred income taxes	6,634	4,737
Cumulative effect of adoption of accounting change	—	(12,324)
Stock appreciation rights and noncash compensation	13,071	(1,632)
Loss on derivatives	557	—
Other noncash items	(44)	59
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(1,300)	(451)
Accounts payable and other liabilities	(15,501)	(1,594)

Net cash provided by operating activities	30,382	18,027

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(32,105)	(12,768)
Proceeds from sale of oil and gas properties	22,732	—
Other	(218)	(2,372)

Net cash used in investing activities	(9,591)	(15,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facility
Borrowings	68,600	63,200
Repayments	(88,600)	(66,500)
Other	(183)	387

Net cash used in financing activities	(20,183)	(2,913)

Net increase (decrease) in cash and cash equivalents	608	(26)
Cash and cash equivalents, beginning of period	1,377	1,028

Cash and cash equivalents, end of period	$1,985	$1,002

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands of dollars)

	Three Months Ended March 31,
	2004	2003
Net Income	$10,398	$20,927

Other Comprehensive Income (Loss)
Commodity hedging contracts, net of tax
Change in fair value	(39,882)	(12,891)
Reclassification adjustment for settled contracts	10,778	10,257
Other, net of tax	24	6

	(29,080)	(2,628)

Comprehensive Income (Loss)	$(18,682)	$18,299

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(share and dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, December 31, 2003	40,316	$403	$322,856	$71,566	$(40,439)	(17)	$(130)	$354,256
Net income	—	—	—	10,398	—	—	—	10,398
Other comprehensive income	—	—	—	—	(29,080)	—	—	(29,080)
Restricted stock awards	139	—	1,722	—	—	—	—	1,722
Additions to treasury stock	—	—	—	—	—	(11)	(183)	(183)
Other	—	—	(15)	—	—	—	—	(15)

Balance, March 31, 2004	40,455	$403	$324,563	$81,964	$(69,519)	(28)	$(313)	$337,098

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

These consolidated financial statements and related notes present our consolidated financial position as of March 31, 2004 and December 31, 2003, the results of our operations and our comprehensive income for the three months ended March 31, 2004 and 2003, our cash flows for the three months ended March 31, 2004 and 2003 and the changes in our stockholders’ equity for the three months ended March 31, 2004. All adjustments, consisting only of normal recurring adjustments, that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year statements to conform to the current year presentation. The results for the three months ended March 31, 2004, are not necessarily indicative of the final results to be expected for the full year.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Accounting Policies

Asset Retirement Obligations.    Effective January 1, 2003, we adopted SFAS 143 which requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract. When the liability is initially recorded, the entity is required to capitalize the retirement cost of the related long-lived asset. Each period the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, the difference is reflected in oil and gas properties. In prior periods we included estimated future costs of abandonment and dismantlement in our full cost amortization base and these costs were amortized as a component of our depletion expense.

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

The following table illustrates the changes in our asset retirement obligation during the periods (in thousands):

	Three Months Ended March 31,
	2004		2003
Asset retirement obligation—beginning of period	$33,735		$26,540
Liabilities incurred	81		—
Accretion expense	727		582
Asset retirement cost of properties sold	(3,585)		—

Asset retirement obligation—end of period	$30,958	(1)	$27,122

(1)	$511 included in current liabilities.

Goodwill.    As a result of the sale of our Illinois properties, goodwill was decreased by $2.4 million which was considered in the loss on disposition recognized as an adjustment to oil and gas properties subject to amortization.

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

Earnings Per Share.    For the three months ended March 31, 2004 and 2003 the weighted average shares outstanding for computing basic earning per share were 40.2 million and 24.0 million, respectively, and the weighted average shares outstanding for computing diluted earning per share were 40.5 million and 24.2 million, respectively. The weighted average shares outstanding for computing diluted earnings per share include the effect of unvested restricted stock and restricted stock units. In computing earnings per share, no adjustments were made to reported net income.

Inventory.    Oil inventories are carried at the lower of the cost to produce or market value. Materials and supplies inventory is stated at the lower of cost or market with cost determined on an average cost method. Inventory consists of the following (in thousands):

	March 31, 2004	December 31, 2003
Materials and supplies	$3,656	$4,455
Oil	703	863

	$4,359	$5,318

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

Recent Accounting Pronouncements.    In 2003, the SEC inquired of the FASB regarding the application of certain provisions of SFAS No. 141, Business Combinations, (“SFAS No. 141”) and SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) to oil and gas companies. SFAS Nos. 141 and 142 became effective for transactions subsequent to June 30, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that acquired intangible assets be disaggregated and reported separately from goodwill. Specifically, the SEC’s inquiry was based on whether costs of contract-based drilling and mineral use rights (“mineral rights”) should be recorded and disclosed as intangible assets under the guidance in SFAS Nos. 141 and 142. The current practice for us and the industry is to present oil and gas related assets, including mineral rights, as property and equipment (tangible assets) on the balance sheet. Subsequent to June 30, 2001, we entered into a business combination and the majority of the purchase price was allocated to oil and gas properties.

An Emerging Issues Task Force Working Group (“EITF”) was created to research the accounting and disclosure treatment of mineral rights for oil and gas companies. As a result, the EITF added Issue No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues,” and Issue No. 03-S, “Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies”. The FASB recently issued FASB Staff Position 141-1 and 142-1 (the “FSP”) that clarifies that mineral rights are tangible assets and have further amended FAS 141 and FAS 142 accordingly. The EITF has not reached a consensus on Issue No. 03-S and any further guidance will be applied to the first reporting period beginning after the date that such issue is finalized.

Note 2—Proposed Merger with Nuevo Energy Company

On February 12, 2004 we announced that we had entered into a definitive agreement to acquire Nuevo Energy Company, or Nuevo, in a stock for stock transaction valued at approximately $1.0 billion, based on our March 31, 2004 closing stock price of $18.64 per share. Under the terms of the definitive agreement, Nuevo stockholders will receive 1.765 shares of our common stock for each share of Nuevo common stock. If completed, we will issue up to 38.8 million common shares and options to Nuevo shareholders and assume $203 million of net debt (as of March 31, 2004) and $115 million of Trust Convertible Preferred Securities.

The transaction is expected to qualify as a tax free reorganization under Section 368(a) and is expected to be tax free to our stockholders and tax free for the stock portion of the consideration received by Nuevo stockholders. The Boards of directors of both companies have approved the merger agreement and each has recommended it to their respective stockholders for approval. The transaction will remain subject to stockholder approval from both companies and other customary conditions. Post closing, it is anticipated that our stockholders will own approximately 52% of the combined company and Nuevo stockholders will own approximately 48% of the combined company.

The transaction is expected to close in the second quarter of 2004. We will account for the transaction as a purchase of Nuevo under purchase accounting rules and we will continue to use the full cost method of accounting for our oil and gas properties.

Note 3—Derivative Instruments and Hedging Activities

We actively manage our exposure to commodity price fluctuations by hedging portions of our oil and gas production through the use of derivative instruments. The derivative instruments currently consist of oil and gas swap and option contracts entered into with financial institutions. We do not enter into derivative instruments for speculative trading purposes. Derivative instruments utilized to manage commodity price risk are accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value are recognized currently in our earnings as other income (expense). If a derivative is designated as a cash flow hedge and qualifies for hedge accounting, the unrealized gain or loss on the derivative is deferred in accumulated Other Comprehensive Income (“OCI”), a component of Stockholders’ Equity until the sale of the hedged oil and gas production. Realized gains and losses on derivative instruments that are designated as a hedge and qualify for hedge accounting are included in oil and gas revenues in the period the hedged volumes are sold.

To qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective. Gains and losses deferred in OCI related to cash flow hedges for which hedge accounting has been discontinued remain unchanged until the related product has been delivered. If it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

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

During the first three months of 2004 and 2003, deferred losses of $17.8 million and $17.3 million, respectively, were reclassified from OCI and charged to income as a reduction of oil and gas revenues. As of March 31, 2004, $66.4 million ($40.1 million, net of tax) of deferred net losses on derivative instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period. During the first three months of 2004 we recognized expenses of $1.6 million from derivatives that do not qualify for hedge accounting and $0.1 million for ineffectiveness of derivatives that qualify for hedge accounting.

At March 31, 2004, we had the following open commodity derivative positions:

	Bbls / MMBtu Per Day
	2004	2005	2006
Crude Oil Swaps
Average price $23.89 per Bbl	18,500	—	—
Average price $24.79 per Bbl	—	17,500	—
Average price $25.28 per Bbl	—	—	15,000

Natural Gas Swaps
Average price $4.45 per MMBtu	20,000	—	—

Natural Gas Costless Collars
Floor price of $4.00 per MMBtu	20,000	—	—
Cap price of $5.15 per MMBtu
Floor price of $4.75 per MMBtu	10,000	—	—
Cap price of $5.67 per MMBtu

Location and quality differentials attributable to our properties are not included in the foregoing prices. Because of the quality and location of our oil and gas production, these adjustments will affect our net price.

We utilize interest rate swaps to manage the interest rate exposure on our long-term debt. We currently have an interest rate swap agreement that expires in October 2004 that fixes the interest rate on $7.5 million of borrowings under our credit facility at 3.9% plus the LIBOR margin set forth in the credit facility (1.5% at March 31, 2004).

Note 4—Long-Term Debt

At March 31, 2004 long-term debt consisted of:

	Current	Long-Term
Revolving credit facility	$—	$191,000
8.75% senior subordinated notes, including unamortized premium of $1.9 million	—	276,862
Other	511	—

	$511	$467,862

At March 31, 2004 we had $191.0 million outstanding under our $500.0 million senior revolving credit facility. The credit facility provides for a borrowing base of $400.0 million that will be redetermined on a semi-annual basis, with us and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on the Company’s oil and gas properties, reserves, other indebtedness and other relevant factors. Additionally, the credit facility contains a $50.0 million sub-limit on letters of credit. Borrowings under the credit facility are secured by 100% of the shares of stock of our domestic restricted subsidiaries and mortgages covering 80% of the total present value of our domestic oil and gas properties. The credit facility matures in April 2006. At March 31, 2004, we were in compliance with the covenants contained in our credit facility and could have borrowed the full amount available under the credit facility.

At March 31, 2004, we had $275.0 million principal amount of 8.75% notes outstanding. The 8.75% notes are our unsecured general obligations, are subordinated in right of payment to all of our existing and future senior indebtedness and are jointly and severally guaranteed on a full, unconditional basis by all of our existing and future domestic restricted subsidiaries. The 8.75% notes are not redeemable until July 1, 2007. On or after that date they are redeemable, at our option, at 104.375% of the principal amount for the twelve-month period ending June 30, 2008, at 102.917% of the principal amount for the twelve-month period ending June 30, 2009, at 101.458% of the principal amount for the twelve-month period ending June 30, 2010 and at 100% of the principal amount thereafter. In each case, accrued interest is payable to the date of redemption. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase.

Note 5—Related Party Transactions

Our Chief Executive Officer is Chairman and director and certain of our officers are officers of Plains Resources Inc. (“Plains Resources”). We have entered into certain agreements with Plains Resources, including a master separation agreement; an intellectual property agreement; the Plains Exploration & Production transition services agreement that expires June 16, 2004; the Plains Resources transition services agreement that expires June 8, 2004; and a technical services agreement that expires in July 2005. For the three months ended March 31, 2004 and 2003 we billed Plains Resources $0.3 million and $0.1 million, respectively, for services provided by us under these agreements and for the three months ended March 31, 2003 Plains Resources billed us $38,000 for services they provided to us under these agreements. In addition, for the three months ended March 31, 2004 we billed Plains Resources $0.2 million for administrative costs associated with certain special projects performed on their behalf.

We charter private aircraft from Gulf Coast Aviation Inc. (“Gulf Coast”), a corporation that from time-to-time leases aircraft owned by our Chief Executive Officer. In the first three months of 2004 and 2003, we paid Gulf Coast $0.2 million and $0.3 million, respectively, in connection with charter services in which our Chief Executive Officer’s aircraft were used. The charter services were arranged through arms-length dealings and the rates were market-based.

Plains All American Pipeline, L.P. (“PAA”), a publicly-traded master limited partnership, is an affiliate of Plains Resources. PAA is the marketer/purchaser for a significant portion of our oil production, including the royalty share of production. The marketing agreement provides that PAA will purchase for resale at market prices certain of our oil production for which PAA charges a fee of $0.20 per barrel. During the three months ended March 31, 2004 and 2003, the following amounts were recorded with respect to such transactions (in thousands of dollars).

	Three Months Ended March 31,
	2004	2003
Sales of oil to PAA
PXP’s share	$64,267	$64,738
Royalty owners’ share	14,135	12,360

	$78,402	$77,098

Charges for PAA marketing fees	$395	$424

Note 6—Commitments and Contingencies

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

Note 7—Supplemental Cash Flow Information

Cash payments for interest and taxes were (in thousands of dollars):

	Three Months Ended March 31,
	2004	2003
Cash payments for interest	$2,482	$9,468

Cash payments for taxes	$—	$599

Note 8—Property Divestments

In the first quarter of 2004 we completed the sale of our interests in certain non-core producing properties in New Mexico, Texas, Mississippi, Louisiana and Illinois for aggregate proceeds of approximately $25.6 million. Production from these properties averaged approximately 2,600 barrels per day in the fourth quarter of 2003.

Our oil and gas interests in the Illinois Basin fell outside of our core areas of operation and as a result did not compete well for capital with the properties within our core areas. The Illinois properties also carried with them high operating costs. These factors led to the sale of our Illinois properties through an extensive auction process. The sale was completed through a stock purchase agreement with standard terms, including typical purchase price adjustments, representations and warranties, and assumption of liabilities by the purchaser for an adjusted purchase price of $14.2 million. The reserves attributable to our Illinois properties were not material in relation to our total reserves. As a result, we do not expect the sale of these properties to have a significant impact on future operations or our stockholders.

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2004

(in thousands)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$1,984	$1	$—	$1,985
Accounts receivable and other current assets	26,909	28,840	—	55,749
Inventories	3,517	842	—	4,359

	32,410	29,683	—	62,093

Property and Equipment, at cost
Oil and natural gas properties—full cost method
Subject to amortization	697,416	390,871	—	1,088,287
Not subject to amortization	18,173	39,807	—	57,980
Other property and equipment	4,496	464	—	4,960

	720,085	431,142	—	1,151,227
Less allowance for depreciation, depletion and amortization	(145,820)	(55,359)	—	(201,179)

	574,265	375,783	—	950,048

Investment in and Advances to Subsidiaries	468,891	—	(468,891)	—

Goodwill	—	145,046	—	145,046

Other Assets	20,051	(554)	—	19,497

	$1,095,617	$549,958	$(468,891)	$1,176,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$75,531	$22,526	$—	$98,057
Commodity hedging contracts	40,374	35,235	—	75,609
Current maturities on long-term debt	511	—	—	511

	116,416	57,761	—	174,177

Long-Term Debt	467,862	—	—	467,862

Other Long-Term Liabilities	54,410	34,199	—	88,609

Payable to Parent	—	420,293	(420,293)	—

Deferred Income Taxes	119,831	(10,893)	—	108,938

Stockholders’ Equity
Stockholders’ equity	406,617	76,944	(76,944)	406,617
Accumulated other comprehensive income	(69,519)	(28,346)	28,346	(69,519)

	337,098	48,598	(48,598)	337,098

	$1,095,617	$549,958	$(468,891)	$1,176,684

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil	$31,414	$17,857	$—	$49,271
Gas	4,215	39,239	—	43,454
Other operating revenues	—	236	—	236

	35,629	57,332	—	92,961

Costs and Expenses
Production expenses	14,404	16,445	—	30,849
General and administrative	18,988	1,104	—	20,092
Depreciation, depletion and amortization and accretion	2,679	13,888	—	16,567

	36,071	31,437	—	67,508

Income from Operations	(442)	25,895	—	25,453
Other Income (Expense)
Equity in earnings of subsidiaries	10,927	—	(10,927)	—
Interest expense	(488)	(6,442)	—	(6,930)
Interest and other income (expense)	262	(1,565)	—	(1,303)

Income Before Income Taxes	10,259	17,888	(10,927)	17,220
Income tax expense
Current	—	(188)	—	(188)
Deferred	139	(6,773)	—	(6,634)

Net Income	$10,398	$10,927	$(10,927)	$10,398

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil	$32,222	$15,205	$—	$47,427
Gas	4,104	—	—	4,104
Other operating revenues	—	207	—	207

	36,326	15,412	—	51,738

Costs and Expenses
Production expenses	12,679	8,334	—	21,013
General and administrative	2,635	441	—	3,076
Depreciation, depletion and amortization and accretion	6,164	2,141	—	8,305

	21,478	10,916	—	32,394

Income from Operations	14,848	4,496	—	19,344
Other Income (Expense)
Equity in earnings of subsidiaries	2,296	—	(2,296)	—
Interest expense	(3,169)	(1,687)	—	(4,856)
Interest and other income (expense)	24	9	—	33

Income Before Income Taxes and Cumulative Effect of Accounting Change	13,999	2,818	(2,296)	14,521
Income tax expense
Current	226	(1,407)	—	(1,181)
Deferred	(4,977)	240	—	(4,737)

Income Before Cumulative Effect of Accounting Change	9,248	1,651	(2,296)	8,603
Cumulative effect of accounting change, net of tax	11,679	645	—	12,324

Net Income	$20,927	$2,296	$(2,296)	$20,927

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2004

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,398	$10,927	$(10,927)	$10,398
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	2,679	13,888	—	16,567
Equity in earnings of subsidiaries	(10,927)	—	10,927	—
Deferred income taxes	(139)	6,773	—	6,634
Stock appreciation rights and noncash compensation	13,071	—	—	13,071
Other noncash items	(44)	557	—	513
Change in assets and liabilities from operating activities
Accounts receivable and other assets	6,341	(7,641)	—	(1,300)
Accounts payable and other liabilities	(9,731)	(5,770)	—	(15,501)

Net cash provided by operating activities	11,648	18,734	—	30,382

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(15,096)	(17,009)	—	(32,105)
Proceeds from sale of oil and gas properties	12,226	10,506	—	22,732
Other	(166)	(52)	—	(218)

Net cash used in investing activities	(3,036)	(6,555)	—	(9,591)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facility
Borrowings	68,600	—	—	68,600
Repayments	(88,600)	—	—	(88,600)
Change in payable to Parent	13,152	(13,152)	—	—
Other	(183)	—	—	(183)

Net cash provided by (used in) financing activities	(7,031)	(13,152)	—	(20,183)

Net increase (decrease) in cash and cash equivalents	1,581	(973)	—	608
Cash and cash equivalents, beginning of period	403	974	—	1,377

Cash and cash equivalents, end of period	$1,984	$1	$—	$1,985

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2003

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,927	$2,296	$(2,296)	$20,927
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	6,164	2,141	—	8,305
Equity in earnings of subsidiaries	(2,296)	—	2,296	—
Deferred income taxes	4,977	(240)	—	4,737
Cumulative effect of adoption of accounting change	(11,679)	(645)		(12,324)
Stock appreciation rights and noncash compensation	(1,632)	—	—	(1,632)
Other noncash items	59	—	—	59
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(359)	(92)	—	(451)
Accounts payable and other liabilities	(573)	(1,021)	—	(1,594)

Net cash provided by operating activities	15,588	2,439	—	18,027

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(10,306)	(2,462)	—	(12,768)
Other	(2,372)	—	—	(2,372)

Net cash used in investing activities	(12,678)	(2,462)	—	(15,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facility
Borrowings	63,200	—	—	63,200
Repayments	(66,500)	—	—	(66,500)
Other	387	—	—	387

Net cash provided by (used in) financing activities	(2,913)	—	—	(2,913)

Net increase (decrease) in cash and cash equivalents	(3)	(23)	—	(26)
Cash and cash equivalents, beginning of period	1,004	24	—	1,028

Cash and cash equivalents, end of period	$1,001	$1	$—	$1,002

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in connection with the information contained in the consolidated financial statements and notes thereto included elsewhere in this report.

Overview

We are an independent oil and gas company primarily engaged in the activities of acquiring, exploiting, developing and producing oil and gas in the United States. We own oil and gas properties in six states with principal operations in:

•	the Los Angeles and San Joaquin Basins in California;

•	the Santa Maria Basin offshore California;

•	the Gulf Coast Basin onshore and offshore Louisiana; and

•	the East Texas Basin in east Texas and north Louisiana.

Assets in these areas include mature properties with long-lived reserves and significant development and exploitation opportunities as well as newer properties with development, exploitation and exploration potential.

We reported net income of $10.4 million, or $0.26 per diluted share for the first quarter of 2004 compared to net income of $20.9 million, or $0.86 per diluted share for the first quarter of 2003. Net income for the first quarter of 2004 includes the effect of the properties from our acquisition of 3TEC Energy Corporation, or 3TEC, which are included in our results effective June 1, 2003. Net income for the first quarter of 2003 includes a non-cash, after-tax $12.3 million credit related to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”.

First quarter income before the cumulative effect of accounting change increased to $10.4 million in 2004 from $8.6 million in 2003. The improvement is primarily attributable to higher oil and gas sales as a result of increased sales volumes due to the 3TEC properties and increased oil and gas prices. These increases were partially offset by expenses related to stock appreciation rights and higher operating expenses due to the properties acquired from 3TEC.

Our primary sources of liquidity are cash generated from our operations and our revolving credit facility. At March 31, 2004 we had approximately $203.5 million of availability under our revolving credit facility. During 2004, we expect to make aggregate capital expenditures of approximately $163-$177 million on our existing asset base. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our revolving credit facility to meet our short-term and long-term normal recurring operating needs, debt service obligations, contingencies and anticipated capital expenditures.

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties. We hedge to limit our commodity price exposure. Based on our daily average production for the first quarter of 2004, utilizing a combination of swaps and collars, we have hedged approximately 77%, 73% and 62% of our oil production for the years 2004, 2005 and 2006, respectively, and approximately 61% of our 2004 gas production. Our hedging activities mitigate our exposure to price declines and allow us the flexibility to continue to execute our capital plan even if prices decline during the period our hedges are in place. In addition, the majority of our capital expenditures are discretionary and could be curtailed if our cash flows declined from expected levels.

Completion of our proposed acquisition of Nuevo Energy Company, or Nuevo, will have a significant impact on our company. We will have a large proved reserve base that will be over 70% proved developed, a significantly improved balance sheet and an attractive growth profile. The combined company is expected to generate significant cash flow that will be available for debt reduction and future growth opportunities.

Proposed Acquisition of Nuevo

On February 12, 2004 we announced that we had entered into a definitive agreement to acquire Nuevo in a stock for stock transaction valued at approximately $1.0 billion, based on our March 31, 2004 closing stock price of $18.64 per share. Under the terms of the definitive agreement, Nuevo stockholders will receive 1.765 shares of our common stock for each share of Nuevo common stock. If completed, we will issue approximately 38.8 million common shares and options to Nuevo shareholders and assume $203 million of net debt (as of March 31, 2004) and $115 million of Trust Convertible Preferred Securities.

The transaction is expected to qualify as a tax free reorganization under Section 368(a) and is expected to be tax free to our stockholders and tax free for the stock portion of the consideration received by Nuevo stockholders. The Boards of directors of both companies have approved the merger agreement and each has recommended it to their respective stockholders for approval. The transaction is subject to stockholder approval from both companies and other customary conditions. Post closing, it is anticipated that PXP stockholders will own approximately 52% of the combined company and Nuevo stockholders will own approximately 48% of the combined company.

The transaction is expected to close in the second quarter of 2004. We will account for the transaction as a purchase of Nuevo under purchase accounting rules and we will continue to use the full cost method of accounting for our oil and gas properties.

General

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

However, if prices increase, ceiling prices in our hedges may cause us to receive less revenues on the hedged volumes than we would receive in the absence of hedges. Gains and losses from hedging transactions are recognized as revenues when the associated production is sold. Changes in the fair value and settlement gains and losses of derivative instruments that do not qualify for hedge accounting are recognized in other income (expense).

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

General and administrative expenses (“G&A”) consist primarily of salaries and related benefits of administrative personnel, office rent, systems costs and other administrative costs.

Results of Operations

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a barrel of oil equivalent (“BOE”) basis:

	Three Months Ended March 31,
	2004	2003
Sales Volumes
Oil and liquids (MBbls)	2,195	2,181
Gas (MMcf)	7,404	729
MBOE	3,429	2,303
Daily Average Sales Volumes
Oil and liquids (Bbls)	24,121	24,237
Gas (Mcf)	81,363	8,099
BOE	37,681	25,587
Unit Economics (in dollars)
Average Oil Realized Price ($/Bbl)
Average NYMEX	$35.16	$33.80
Hedging revenue (expense)	(8.68)	(7.94)
Differential	(4.02)	(4.11)

Net realized	$22.46	$21.75

Average Gas Realized Price ($/Mcf)
Average NYMEX	$5.72	$5.69
Hedging revenue (cost)	0.14	—
Differential	0.01	(0.06)

Net realized	$5.87	$5.63

Average Realized Price per BOE	$27.05	$22.38
Costs and Expenses per BOE
Lease operating expenses	7.49	8.67
Production and ad valorem taxes	1.16	0.45
Gathering and transportation	0.35	—
G&A
G&A excluding stock appreciation rights	2.78	1.93
Stock appreciation rights	3.08	(0.59)
DD&A per BOE (oil and gas properties)	4.39	3.18

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003

Oil and gas revenues.    Oil and gas revenues increased 80%, or $41.2 million, to $92.7 million for 2004 from $51.5 million for 2003. The increase is due to increased production volumes attributable to the properties acquired from 3TEC and higher realized prices. Our average realized price per BOE increased 21% to $27.05 primarily due to the increase in natural gas production attributable to the properties acquired from 3TEC.

Oil revenues increased 4%, or $1.9 million, to $49.3 million for 2004 from $47.4 million for 2003, primarily reflecting higher realized prices. Our average realized price for oil increased 3%, or $0.71, to $22.46 per Bbl for 2004 from $21.75 per Bbl for 2003. The increase is primarily attributable to an improvement in the NYMEX oil price, which averaged $35.16 per Bbl in 2004 versus $33.80 per Bbl in 2003. Hedging had the effect of decreasing our average price per Bbl by $8.68 in 2004 compared to $7.94 per Bbl in 2003.

Gas revenues increased $39.4 million, to $43.5 million for 2004 from $4.1 million for 2003. A 6.7 Bcf increase in production volumes to 7.4 Bcf increased revenues by $39.2 million and higher realized prices increased revenues by $0.2 million. The properties acquired from 3TEC accounted for 6.1 Bcf of 2004 production.

Our average realized price for gas increased 4%, or $0.24, to $5.87 per Mcf for 2004 from $5.63 per Mcf for 2003. The increase is attributable to an improvement in the NYMEX gas price, which averaged $5.72 per Mcf in 2004 versus $5.69 in 2003, the effects of hedging and an improvement in our average location and quality differential. In 2004 hedging revenues increased our average price per Mcf by $0.14. Our average location and quality differential improved by $0.07 per Mcf compared to 2003.

Lease operating expenses.    Lease operating expenses increased 29%, or $5.7 million, to $25.7 million for 2004 from $20.0 million for 2003, primarily due to the properties acquired from 3TEC. The properties acquired from 3TEC accounted for $5.3 million of 2004 production expenses. On a per unit basis, production expenses decreased to $7.49 per BOE in 2004 versus $8.67 per BOE in 2003 due to the properties acquired from 3TEC that have lower per unit operating expenses than our other properties.

Production and ad valorem taxes.    Production and ad valorem taxes increased $3.0 million, to $4.0 million for 2004 from $1.0 million for 2003 due to the properties acquired from 3TEC. Production and ad valorem taxes for 2004 include $2.7 million attributable to the properties acquired from 3TEC.

Gathering and transportation expenses.    Gathering and transportation expenses, which totaled $1.2 million in 2004, represent costs incurred to deliver oil and gas produced from certain of the properties acquired from 3TEC to the sales point.

General and administrative expense.    G&A, expense, excluding amounts attributable to stock appreciation rights, or SARs, increased 115%, or $5.1 million, to $9.5 million for 2004 from $4.4 million for 2003. G&A expense for 2004 includes $2.7 million related to the separation of employment of a former executive of the Company in March 2004. The remainder of the increase is primarily a result of increased costs resulting from the 3TEC acquisition.

G&A expense for 2004 includes a non-cash charge of $10.6 million related to outstanding SARs. Accounting for SARs requires that we record an expense or credit to the income statement depending on whether, during the period, our stock price either rose or fell, respectively. Accordingly, since our stock price at March 31, 2004 was $18.64 as compared to $15.39 on December 31, 2003 we recorded an expense. Cash payments for SARs exercised were $4.3 million and $0.5 million for the three months ended March 31, 2004 and 2003, respectively. G&A expense for 2003 includes a non-cash benefit of $1.4 million related to outstanding SARs.

G&A expense does not include amounts capitalized as part of our acquisition, exploration and development activities. We capitalized $3.4 million and $2.0 million of G&A expense in the first quarter of 2004 and 2003, respectively.

Depreciation, depletion, amortization and accretion, or DD&A.    DD&A expense increased 100%, or $8.3 million, to $16.6 million for 2004 from $8.3 million for 2004. Approximately $7.7 million of the increase was attributable to our oil and gas DD&A due to a higher per unit rate and higher production. Our oil and gas unit of production rate increased to $4.39 per BOE in 2004 compared to $3.18 per BOE in 2003. The increase primarily reflects the effect of the 3TEC acquisition. The remaining increase is attributable to amortization of debt issue costs and accretion expense.

Gain (loss) on derivatives.    Gain (loss) on derivatives in the first quarter of 2004 includes $1.0 million of cash settlements and $0.6 million for the decrease in fair value of derivative instruments that do not qualify for hedge accounting.

Interest expense.    Interest expense increased 41%, or $2.0 million, to $6.9 million for 2004 from $4.9 million for 2002 due to higher outstanding debt as a result of the 3TEC acquisition. Interest expense does not include interest capitalized on oil and gas properties not subject to amortization. We capitalized approximately $0.9 million and $0.3 million of interest in 2004 and 2003, respectively.

Income tax expense.    Income tax expense increased to $6.8 million for 2004 from $5.9 million for 2003 due to higher pre-tax income. Our overall effective tax rate decreased to 40% in 2004 from 41% in 2003. Our currently payable effective tax rate was 1% for 2004 as compared to 8% for 2003. The decreased currently payable effective rate in 2004 primarily reflects the tax loss on the sale of our Illinois properties.

Cumulative effect.    The cumulative effect of accounting change recognized for the first quarter of 2003 was for the adoption of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations,” as amended.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our revolving credit facility. At March 31, 2004 we had approximately $203.5 million of availability under our revolving credit facility. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our revolving credit facility to meet our short-term and long-term normal recurring operating needs, debt service obligations, contingencies and anticipated capital expenditures.

Our cash flows depend on many factors, including the price of oil and gas and the success of our acquisition and drilling activities. We actively manage our exposure to commodity price fluctuations by hedging portions of our production and thereby mitigate our exposure to price declines. This allows us the flexibility to continue to execute our capital plan even if prices decline during the period our hedges are in place. In addition, the majority of our capital expenditures are discretionary and could be curtailed if our cash flows declined from expected levels.

Financing Activities

At March 31, 2004 we had a working capital deficit of approximately $112.1 million. Approximately $75.6 million of the working capital deficit is attributable to the fair value of our hedges. In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, the fair value of all derivative instruments is recorded on the balance sheet. Gains and losses on hedging instruments are included in oil and gas revenues in the period that the related volumes are delivered. The hedge agreements provide for monthly settlement based on the differential between the agreement price and actual NYMEX oil and gas prices. Cash received for sale of physical production will be based on actual market prices and will generally offset any gains or losses on the hedge instruments. In addition, $21.0. million of the working capital deficit is attributable to the in-the-money value of stock appreciation rights that were deemed vested at March 31, 2004. The remaining working capital deficit will be financed through cash flow and borrowings under our credit facility.

As of March 31, 2004 we had $191.0 million in borrowings and $5.5 million in letters of credit outstanding under our revolving credit facility. The credit facility has a borrowing base of $400.0 million that will be reviewed every six months, with the lenders and us each having the right to one annual interim unscheduled redetermination, and adjusted based on our oil and gas properties, reserves, other indebtedness and other relevant factors, and matures in April 2006. The credit facility contains a $50.0 million sub-limit on letters of credit. To secure borrowings, we pledged 100% of the shares of stock of our domestic subsidiaries and gave mortgages covering 80% of the total present value of our domestic oil and gas properties. Our domestic subsidiaries unconditionally guarantee payment of borrowings under the credit facility.

At March 31, 2004 we had $275.0 million principal amount of 8.75% senior subordinated notes outstanding. The 8.75% senior subordinated notes are our unsecured general obligations, are subordinated in right of payment to all of our existing and future senior indebtedness and are jointly and severally guaranteed on a full, unconditional basis by all of our existing and future domestic restricted subsidiaries. The indenture governing the notes contains covenants that limit our ability, as well as the ability of our subsidiaries, among other things, to incur additional indebtedness, make certain investments, make restricted payments, sell assets, enter into agreements containing dividends and other payment restrictions affecting subsidiaries, enter into transactions with affiliates, create liens, merge, consolidate and transfer assets and enter into different lines of business. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase. The indenture governing the 8.75% senior subordinated notes permitted the spin-off and the spin-off did not, in itself, constitute a change of control for purposes of the indenture. The 3TEC acquisition did not constitute a change of control for purposes of the indenture.

Cash Flows

	Three Months Ended March 31,
	2004	2003
	(in millions)
Cash provided by (used in):
Operating activities	$30.4	$18.0
Investing activities	(9.6)	(15.1)
Financing activities	(20.2)	(2.9)

Net cash provided by operating activities was $30.4 million and $18.0 million for the first quarter of 2004 and 2003, respectively. The increase primarily reflects increased sales volumes as a result of the 3TEC acquisition, partially offset by higher G&A costs.

Net cash used in investing activities was $9.6 million in the first quarter of 2004 and $15.1 million in the first quarter of 2003. Costs incurred in connection with our oil and gas acquisition, development and exploration activities totaled $32.1 million in 2004 compared to $12.8 million in 2003.

In the first quarter of 2004 we completed the sale of our interests in certain non-core producing properties in New Mexico, Texas, Mississippi, Louisiana and Illinois for aggregate proceeds of approximately $25.6 million. Production from these properties averaged approximately 2,600 barrels per day in the fourth quarter of 2003.

Our oil and gas interests in the Illinois Basin fell outside of our core areas of operation and as a result did not compete well for capital with the properties within our core areas. The Illinois properties also carried with them high operating costs. These factors led to the sale of our Illinois properties through an extensive auction process. The sale was completed through a stock purchase agreement with standard terms, including typical purchase price adjustments, representations and warranties, and assumption of liabilities by the purchaser for an adjusted purchase price of $14.2 million. The reserves attributable to our Illinois properties were not material in relation to our total reserves. As a result, we do not expect the sale of these properties to have a significant impact on future operations or our stockholders.

Net cash used in financing activities in the first quarter of 2004 and 2003 was $20.2 million and $2.9 million, respectively, primarily reflecting a decrease in amounts outstanding under our revolving credit facility.

Capital Requirements

We have made and will continue to make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas. During 2004, we expect to make aggregate capital expenditures of approximately $163-$177 million on our existing asset base. Capital expenditures for the Nuevo properties are expected to be $65-$70 million pursuant to Nuevo’s 2004 capital plan. Based on the foregoing, total pro forma capital expenditures for the combined asset base are estimated to be $228-$247 million for 2004, assuming the merger had closed on January 1, 2004. Subsequent to the closing of the Nuevo acquisition, we may reallocate capital between the two asset bases to optimize 2004 spending. We expect that 2004 capital expenditures will be funded with cash flow from our operations and our revolving credit facility.

We will incur cash expenditures upon the exercise of SARs, but our common shares outstanding will not increase. At March 31, 2004 we had approximately 3.5 million SARs outstanding of which 1.9 million were vested. If all of the vested SARs were exercised, based on $18.64, the price of our common stock as of March 31, 2004, we would pay $18.2 million to holders of the SARs. In the first quarter of 2004 we made cash payments of $4.3 million for SARs that were exercised during that period.

Critical Accounting Policies and Factors that May Affect Future Results

Based on the accounting policies that we have in place, certain factors may impact our future financial results. Significant accounting policies related to commodity pricing and risk management activities, write-downs under full cost ceiling test rules, oil and gas reserves, stock appreciation rights and goodwill are discussed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

In 2003, the SEC inquired of the FASB regarding the application of certain provisions of SFAS No. 141, Business Combinations, (“SFAS No. 141”) and SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) to oil and gas companies. SFAS Nos. 141 and 142 became effective for transactions subsequent to June 30, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that acquired intangible assets be disaggregated and reported separately from goodwill. Specifically, the SEC’s inquiry was based on whether costs of contract-based drilling and mineral use rights (“mineral rights”) should be recorded and disclosed as intangible assets under the guidance in SFAS Nos. 141 and 142. The current practice for us and the industry is to present oil and gas related assets, including mineral rights, as property and equipment (tangible assets) on the balance sheet. Subsequent to June 30, 2001, we entered into a business combination and the majority of the purchase price was allocated to oil and gas properties.

An Emerging Issues Task Force Working Group (“EITF”) was created to research the accounting and disclosure treatment of mineral rights for oil and gas companies. As a result, the EITF added Issue No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues,” and Issue No. 03-S, “Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies”. The FASB recently issued FASB Staff Position 141-1 and 142-1 (the “FSP”) which clarifies that mineral rights are tangible assets and have further amended FAS 141 and FAS 142 accordingly. The EITF has not reached a consensus on Issue No. 03-S and any further guidance will be applied to the first reporting period beginning after the date that such issue is finalized.

Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements based on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “will”, “would”, “should”, “plans”, “likely”, “expects”, “anticipates”, “intends”, “believes”, “estimates”, “thinks”, “may”, and similar expressions, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things:

•	uncertainties inherent in the development and production of oil and gas and in estimating reserves;

•	unexpected difficulties in integrating our operations with those of Nuevo after the proposed acquisition;

•	the consequences of our officers and employees providing services to both us and Plains Resources and not being required to spend any specified percentage or amount of time on our business;

•	unexpected future capital expenditures (including the amount and nature thereof);

•	impact of oil and gas price fluctuations;

•	the effects of our indebtedness, which could adversely restrict our ability to operate, could make us vulnerable to general adverse economic and industry conditions, could place us at a competitive disadvantage compared to our competitors that have less debt, and could have other adverse consequences;

•	the effects of competition;

•	the success of our risk management activities;

•	the availability (or lack thereof) of acquisition or combination opportunities;

•	the impact of current and future laws and governmental regulations;

•	environmental liabilities that are not covered by an effective indemnity or insurance, and

•	general economic, market, industry or business conditions.

All forward-looking statements in this report are made as of the date hereof, and you should not place undue certainty on these statements without also considering the risks and uncertainties associated with these statements and our business that are discussed in this report. Moreover, although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information. See Items 1 & 2.—“Business and Properties—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Factors That May Affect Future Results” in this report for additional discussions of risks and uncertainties.

Item 3—Qualitative and Quantitative Disclosures About Market Risks

We actively manage our exposure to commodity price fluctuations by hedging significant portions of our oil and gas production through the use of derivative instruments. The derivative instruments currently consist of oil and gas swap and option contracts entered into with financial institutions. We do not enter into derivative instruments for speculative trading purposes. Derivative instruments utilized to manage commodity price risk are accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value are recognized currently in our earnings as other income (expense). If a derivative is designated as a cash flow hedge and qualifies for hedge accounting, the unrealized gain or loss on the derivative is deferred in accumulated Other Comprehensive Income (“OCI”), a component of Stockholders’ Equity until the sale of the hedged oil and gas production. Realized gains and losses on derivative instruments that are designated as a hedge and qualify for hedge accounting are included in oil and gas revenues in the period the hedged volumes are sold.

To qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective. Gains and losses deferred in OCI related to cash flow hedges for which hedge accounting has been discontinued remain unchanged until the related product has been delivered. If it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

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

During the first three months of 2004 and 2003, deferred losses of $17.8 million and $17.3 million, respectively, were reclassified from OCI and charged to income as a reduction of oil and gas revenues. As of March 31, 2004, $66.4 million ($40.1 million, net of tax) of deferred net losses on derivative instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period. During the first three months of 2004 we recognized expenses of $1.6 million from derivatives that do not qualify for hedge accounting and $0.1 million for ineffectiveness of derivatives that qualify for hedge accounting.

At March 31, 2004, we had the following open commodity derivative positions:

	Bbls / MMBtu Per Day
	2004	2005	2006
Crude Oil Swaps
Average price $23.89 per Bbl	18,500	—	—
Average price $24.79 per Bbl	—	17,500	—
Average price $25.28 per Bbl	—	—	15,000

Natural Gas Swaps
Average price $4.45 per MMBtu	20,000	—	—

Natural Gas Costless Collars
Floor price of $4.00 per MMBtu	20,000	—	—
Cap price of $5.15 per MMBtu
Floor price of $4.75 per MMBtu	10,000	—	—
Cap price of $5.67 per MMBtu

Assuming our production volumes for the first quarter 2004 are held constant in subsequent periods, we have hedged approximately 77%, 73% and 62% of our oil production for the years 2004, 2005 and 2006, respectively, and approximately 61% of our 2004 gas production. Location and quality differentials attributable to our properties are not included in the foregoing prices. Because of the quality and location of our production, these adjustments will affect our net realized prices.

The fair value of outstanding crude oil and natural gas commodity derivative instruments and the change in fair value that would be expected from a 10% price decrease are shown in the table below (in millions):

	March 31,
	2004		2003
	Fair Value	Effect of 10% Price Decrease	Fair Value	Effect of 10% Price Decrease
Swaps and options contracts	$(124.0)	$58.3	$(25.9)	$34.2

The fair value of the swaps and option contracts are estimated based on quoted prices from independent reporting services compared to the contract price of the agreement, and approximate the gain or loss that would have been realized if the contracts had been closed out at period end. All hedge positions offset physical positions exposed to the cash market. None of these offsetting physical positions are included in the above table. Price risk sensitivities were calculated by assuming an across-the-board 10% decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.

The contract counterparties for our derivative commodity contracts are all major financial institutions with Standard & Poor’s ratings of A or better. Six of the financial institutions are participating lenders in our revolving credit facility, with one counterparty holding contracts that represent approximately 39% of the fair value of all open positions as of March 31, 2004.

Our management intends to continue to maintain hedging arrangements for a portion of our production. These contracts may expose us to the risk of financial loss in certain circumstances. Our hedging arrangements provide us protection on the hedged volumes if oil prices decline below the prices at which these hedges are set, but ceiling prices in our hedges may cause us to receive less revenues on the hedged volumes than we would receive in the absence of hedges.

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

Item 4—Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2004 are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During our first fiscal quarter ended March 31, 2004, there was no significant change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1—Legal Proceedings

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

Item 2—Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 to March 31, 2004(1)	10,580	$17.31	—	—

(1)	These shares were repurchased from the holders of restricted stock at the time the restrictions lapsed in accordance with the Company’s 2002 Stock Incentive Plan, as amended, in order to pay the withholding taxes of the holder.

Item 6—Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	Agreement and Plan of Merger, dated February 12, 2004, by and among Plains Exploration & Production Company, PXP California Inc. and Nuevo Energy Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 12, 2004).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated April 9, 2004, by and among Plains Exploration & Production Company, PXP California Inc. and Nuevo Energy Company (incorporated by reference to Exhibit 2.2 to the Company’s Amendment No. 1 to Form S-4 filed on April 12, 2004).

31.1*	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(b) Reports on Form 8-K

A Current Report on Form 8-K was filed on January 20, 2004 with respect to unaudited pro forma consolidated statements of income for the nine months ended September 30, 2003 and the year ended December 31, 2002 reflecting, among other things, the acquisition of 3TEC Energy Corporation.

A Current Report on Form 8-K was filed on February 12, 2004 with respect to a press release dated February 12, 2004 announcing a definitive agreement to acquire Nuevo Energy Company. The report also included estimates of certain operating and financial results for the three months ended March 31, 2004 and the year ended December 31, 2004.

A Current Report on Form 8-K/A was filed on February 18, 2004 to correct certain inaccuracies in the estimates of certain operating and financial results for the three months ended March 31, 2004 and the year ended December 31, 2004 included in the Form 8-K filed on February 12, 2004.

A Current Report on Form 8-K was filed on March 10, 2004 with respect to a press release dated March 10, 2004 reporting 2003 earnings and year-end oil and gas reserve information.

A Current Report on Form 8-K was filed on March 17, 2004 with respect to an unaudited pro forma consolidated statement of income for the year ended December 31, 2003 and an unaudited pro forma balance sheet at December 31, 2003 that reflected the acquisition of Nuevo Energy Company. The report also included the consolidated financial statements of Nuevo Energy Company.

A Current Report on Form 8-K was filed on March 30, 2004 with respect to a presentation to be made on March 31, 2004 at the Howard Weil Energy Conference in New Orleans, LA.

A Current Report on Form 8-K was filed on March 31, 2004 with respect to a presentation made on March 31, 2004 at the Howard Weil Energy Conference in New Orleans, LA.

Items 3, 4 & 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY.

Date: May 6, 2004	By:	/s/ STEPHEN A. THORINGTON
Stephen A. Thorington
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)