Form 10-K/A
period 2003-12-31
PLAINS EXPLORATION & PRODUCTION CO
filed 2004-06-14
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment

No. 1

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

PLAINS EXPLORATION & PRODUCTION COMPANY

AMENDMENT NO. 1 TO 2003 ANNUAL REPORT ON FORM 10-K/A

Explanatory Note

This Amendment No. 1 to annual report on Form 10-K/A (“Form 10-K/A”) is being filed to amend the Company’s annual report on Form 10-K for the year ended December 31, 2003, which was filed with the SEC on March 12, 2004 (“Original Form 10-K”). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of items 6, 7, 7A, 8 and 9A of Part II and item 15 of Part IV, as amended, as well as certain currently dated certifications. Unaffected items have not been repeated in this Amendment No. 1.

In June 2004 we determined that deferred tax assets associated with our current liability for commodity hedging contracts that had historically been classified in long-term deferred income taxes should instead be classified as a current asset in our consolidated balance sheet. Accordingly, we have revised our consolidated balance sheet to reflect this change in classification. The net effect of these revisions was to increase current assets, total assets, long-term deferred income taxes and total liabilities and stockholders’ equity by $21.8 million at December 31, 2003 and by $8.8 million at December 31, 2002. Such revisions had no impact on our consolidated statements of income, cash flows, comprehensive income or changes in stockholders’ equity.

This amendment does not reflect events occurring after the filing of the Original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below.

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

PART II

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

	Year Ended December 31,
	2003(1)	2002	2001	2000	1999
Revenues
Oil sales to Plains All American Pipeline, L.P.	$238,663	$193,615	$174,613	$199,233	$109,863
Other oil sales and oil hedging	(40,515)	(15,577)	282	(72,799)	(7,473)
Gas sales and gas hedging	105,054	10,299	28,771	16,017	5,095
Other operating revenues	888	226	473	—	—

	304,090	188,563	204,139	142,451	107,485

Costs and Expenses
Production expenses	104,819	78,451	63,795	56,228	50,527
General and administrative
G&A excluding items below	19,884	10,756	10,210	6,308	4,367
Stock appreciation rights	18,010	3,653	—	—	—
Merger costs	5,264	—	—	—	—
Spin-off costs	—	777	—	—	—
Depreciation, depletion, amortization and accretion	52,484	30,359	24,105	18,859	13,329

	200,461	123,996	98,110	81,395	68,223

Income from Operations	103,629	64,567	106,029	61,056	39,262
Other Income (Expense)
Interest expense	(23,778)	(19,377)	(17,411)	(15,885)	(14,912)
Derivative gain (loss)	847	—	—	—	—
Interest and other income (expense)	(159)	174	463	343	87
Expenses of terminated public equity offering	—	(2,395)	—	—	—

Income Before Income Taxes and Cumulative Effect of Accounting Change	80,539	42,969	89,081	45,514	24,437
Income tax (expense) benefit
Current	(1,224)	(6,353)	(6,014)	(2,431)	(505)
Deferred	(32,228)	(10,379)	(28,374)	(14,334)	(4,827)

Income Before Cumulative Effect of Accounting Changes	47,087	26,237	54,693	28,749	19,105
Cumulative effect of accounting change, net of tax benefit (2)	12,324	—	(1,522)	—	—

Net Income	$59,411	$26,237	$53,171	$28,749	$19,105

Earnings Per Share
Basic and Diluted
Income before cumulative effect of accounting change	$1.41	$1.08	$2.26	$1.19	$0.79
Cumulative effect of accounting change	0.37	—	(0.06)	—	—

Net income	$1.78	$1.08	$2.20	$1.19	$0.79

(1)	Reflects the effect of the 3TEC merger effective June 1, 2003.
(2)	Cumulative effect of adopting Statement of Financial Accounting Standards No. 143—“Accounting for Asset Retirement Obligations,” or SFAS 143 in 2003 and Statement of Financial Accounting Standards No. 133—“Accounting for Derivatives,” or SFAS 133 in 2001.

Table continued on following page

	Year Ended December 31,
	2003(1)	2002	2001	2000	1999
Weighted Average Common Shares Outstanding
Basic	33,321	24,193	24,200	24,200	24,200
Diluted	33,469	24,201	24,200	24,200	24,200

Cash Flow Data
Net cash provided by operating activities	$118,278	$78,826	$116,808	$79,464	$4,609
Net cash used in investing activities	368,710	64,158	125,880	70,871	59,362
Net cash provided by (used in) financing activities	250,781	(13,653)	8,549	(13,132)	59,690

	As of December 31,
	2003(1)(2)	2002(2)	2001(2)	2000	1999
Balance Sheet Data
Assets
Cash and cash equivalents	$1,377	$1,028	$13	$536	$5,075
Other current assets	80,755	46,502	42,798	36,916	45,287
Property and equipment, net	956,895	493,212	455,117	353,344	301,332
Goodwill	147,251	—	—	—	—
Other assets	19,641	18,929	18,827	10,239	9,270

	$1,205,919	$559,671	$516,755	$401,035	$360,964

Liabilities and Stockholders’ Equity
Current liabilities	$155,086	$86,175	$50,648	$44,313	$34,193
Long-term debt and payable to Plains Resources	487,906	233,166	236,183	226,529	239,661
Other long-term liabilities	65,429	6,303	1,413	—	—
Deferred income taxes	143,242	60,207	48,424	19,161	4,827
Stockholders’ equity/combined owner’s equity	354,256	173,820	180,087	111,032	82,283

	$1,205,919	$559,671	$516,755	$401,035	$360,964

(1)	Reflects the effect of the 3TEC merger effective June 1, 2003.
(2)	Restated to reflect the classification of deferred income taxes associated with current asset/liability for commodity hedging contracts. See Note 2 to the consolidated financial statements. For 2001 the reclassifications resulted in an $8.8 million increase in current liabilities and a corresponding decrease in deferred income taxes.

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

At December 31, 2003 we had a working capital deficit of approximately $73.0 million. (See Note 2 to the consolidated financial statements). Approximately $33.3 million of the working capital deficit is attributable to the fair value of our commodity derivative instruments (net of related deferred income taxes). In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, the fair value of all derivative instruments is recorded on the balance sheet. Gains and losses on instruments that qualify for hedge accounting are included in oil and gas revenues in the period that the related volumes are delivered. Changes in the fair value of instruments that do not qualify for hedge accounting are reflected in other income (expense). The hedge agreements provide for monthly settlement based on the differential between the agreement price and actual NYMEX oil price. Cash received for sale of physical production will be based on actual market prices and will generally offset any gains or losses on the hedge instruments. In addition, $16.0 million of the working capital deficit is attributable to the in-the-money value of stock appreciation rights that were deemed vested at December 31, 2003. The remaining working capital deficit will be financed through cash flow and borrowings under our credit facility.

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

At December 31, 2002, OCI consisted of $20.9 million ($12.6 million, net of tax) of unrealized net losses on our open hedging instruments. As oil prices increased significantly during 2003 and we assumed 3TEC’s hedge positions as a result of the merger, the fair value of our open hedging positions that qualified for hedge accounting, net of settlements, decreased $45.8 million ($27.7 million after tax). At December 31, 2003, OCI consisted of $66.7 million ($40.3 million after tax) of unrealized losses on our open hedging instruments, $0.2 million ($0.1 million, net of tax) loss related to our interest rate swap and $0.1 million ($0.1 million, net of tax) loss related to deferred compensation liabilities. At December 31, 2003 the assets and liabilities related to our open commodity derivative instruments were included in current assets ($21.8 million) current liabilities ($55.1 million), other long-term liabilities ($23.7 million) and deferred income tax liability (a tax benefit of $10.3 million).

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

Item 9A.    Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2003 are effective at the “reasonable assurance” level to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In June 2004 we determined that deferred tax assets associated with our current liability for commodity hedging contracts that had historically been classified in long-term deferred income taxes should instead be classified as a current asset in our consolidated balance sheet. We identified this deficiency and we brought it to the attention of our audit committee and auditors promptly. Accordingly, in this Form 10-K/A we revised our consolidated balance sheets at December 31, 2003 and 2002 to reflect the reclassification of deferred tax assets associated with our current liability for commodity hedging contracts. We believe we have addressed this deficiency as we have recently added a Director of Tax position to enhance our ability to comply with all appropriate tax and related accounting issues, inclusive of the period end reporting process around classification of deferred tax assets and liabilities.

There were no significant changes in our internal controls, other than the addition of a Director of Tax position, or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” set forth on Page F-1.

(a) (3) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated February 12, 2004, by and among Plains Exploration & Production Company, PXP California Inc. and Nuevo Energy Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 12, 2004)

3.1	Certificate of Incorporation of Plains Exploration & Production Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 3, 2002).

3.2	Bylaws of Plains Exploration & Production Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 3, 2002).

4.1	Indenture dated July 3, 2002 among Plains Exploration & Production Company, Plains E&P Company, Arguello Inc., Plains Illinois Inc., Plains Resources International Inc., PMCT Inc., and J.P. Morgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

4.2	Form of 8 3/4% Senior Subordinated Note (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

4.3	First Supplemental Indenture, dated as of March 31, 2003, among PXP Gulf Coast Inc., Plains Exploration & Production Company, and Plains E&P Company, each other then existing Subsidiary Guarantor under the Indenture, and J.P. Morgan Chase Bank, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ending March 31, 2003).

10.1	Master Separation Agreement dated July 3, 2002 between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.2	Amendment No. 1 to Master Separation Agreement, dated as of November 20, 2002, between Plains Resources Inc. and Plains Exploration & Production Company (incorporated by reference to Exhibit 10.24 to the Company’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.3	Plains Exploration and Production Company Transition Services Agreement dated July 3, 2002 between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 Form S-1 filed on August 28, 2002).

10.4	Extension of Term of Plains Exploration & Production Company Transition Services Agreement, dated as of December 18, 2002, between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on February 12, 2003).

10.5	Extension of Term of Plains Exploration & Production Company Transition Services Agreement, effective as of June 16, 2003, between Plains Resources Inc. and Plains Exploration & Production Company. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on August 29, 2003).

Exhibit Number	Description

10.6	Plains Resources Inc. Transition Services Agreement dated July 3, 2002 between Plains Resources Inc. and Plains Exploration & Production Company (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.7	Extension of Term of Plains Resources Inc. Transition Services Agreement, effective as of June 8, 2003, between Plains Resources Inc. and Plains Exploration & Production Company. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed on August 29, 2003).

10.8	Second Amended and Restated Tax Allocation Agreement dated November 20, 2002 between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.9	Technical Services Agreement dated July 3, 2002 between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.10	Intellectual Property Agreement dated July 3, 2002 between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.11	Employee Matters Agreement dated July 3, 2002 between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.12	Amendment No. 1 to Employee Matters Agreement, dated as of September 18, 2002, between Plains Resources Inc. and Plains Exploration & Production Company (incorporated by reference to Exhibit 10.22 to the Company’s Amendment No. 2 to Form S-1 filed on October 4, 2002).

10.13	Amendment No. 2 to Employee Matters Agreement, dated as of November 20, 2002, between Plains Resources Inc. and Plains Exploration & Production Company (incorporated by reference to Exhibit 10.25 to the Company’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.14	Amendment No. 3 to Employee Matters Agreement, dated as of December 2, 2002, between Plains Resources Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 filed on February 12, 2003).

10.15	Credit Agreement dated as of April 4, 2003 among Plains Exploration & Production Company, as Borrower, JPMorgan Chase Bank, as Administrative Agent, Bank One, NA (Main Office Chicago) and Bank of Montreal, as Syndication Agents, BNP Paribas and the Bank of Nova Scotia, as Documentation Agents, and the Lenders party thereto (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 2 to Form S-4 filed on May 1, 2003).

10.16	Employment Agreement, dated as of September 19, 2002, between Plains Exploration & Production Company and James C. Flores (incorporated by reference to Exhibit 10.13 to Company’s Amendment No. 2 to Form S-1 filed on October 4, 2002).

10.17	Amendment No. 1 to Employment Agreement dated as of November 20, 2002, between Plains Exploration & Production Company and James C. Flores (incorporated by reference to Exhibit 10.26 to the Company’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.18	Employment Agreement, dated as of August 20, 2002, between Plains Exploration & Production Company and Stephen A. Thorington (incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 2 to Form S-1 filed on October 4, 2002).

Exhibit Number	Description

10.19	Amendment No. 1 to Employment Agreement, dated as of November 20, 2002, between Plains Exploration & Production Company and Stephen A. Thorington (incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.20	Employment Agreement, dated as of September 4, 2003, between Plains Exploration & Production Company and John F. Wombwell. (Incorporated by reference to Exhibit 10.20 to the Company’s 2003 Form 10-K).

10.21	Employment Agreement dated as of February 18, 2004, between Plains Exploration & Production Company and Thomas M. Gladney. (Incorporated by reference to Exhibit 10.21 to the Company’s 2003 Form 10-K).

10.22	Form of Plains Restricted Stock Agreement (incorporated by reference to Exhibit 10.19 to the Company’s 2002 Form 10-K).

10.23	Form of Plains Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.18 to the Company’s 2002 Form 10-K).

10.24	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.33 to the Company’s 2002 Form 10-K).

10.25	Plains Exploration & Production Company 2002 Transition Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.26	Plains Exploration & Production Company 2002 Rollover Stock Plan (incorporated by reference to Exhibit 10.34 to the Company’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.27	First Amendment to the Plains Exploration & Production Company 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Amendment No. 1 to Form S-4 filed on March 27, 2003).

21.1	List of Subsidiaries of Plains Exploration & Production Company. (Incorporated by reference to Exhibit 21.1 to the Company’s 2003 Form 10-K).

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

23.3*	Consent of Ryder Scott Company.

31.1*	Rule 13a-14(a)/15d-14(a) Certificate of the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certificate of the Chief Financial Officer

32.1**	Section 1350 Certificate of the Chief Executive Officer

32.2**	Section 1350 Certificate of the Chief Financial Officer

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY

Date: June 14, 2004	By:	/s/ STEPHEN A. THORINGTON
Stephen A. Thorington, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

PLAINS EXPLORATION & PRODUCTION COMPANY

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Plains Exploration & Production Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plains Exploration and Production Company and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations effective January 1, 2003. As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities, effective January 1, 2001.

As discussed in Note 2, the Company has revised its consolidated balance sheets to change the classification of deferred tax assets associated with commodity hedging contracts.

PricewaterhouseCoopers LLP

Houston, Texas

March 10, 2004, except for Note 2,

as to which the date is June 11, 2004

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)

	December 31,
	2003	2002
ASSETS	Restated	Restated
Current Assets
Cash and cash equivalents	$1,377	$1,028
Accounts receivable—Plains All American Pipeline, L.P.	25,344	22,943
Other accounts receivable	25,267	5,925
Commodity hedging contracts	—	2,594
Inventories	5,318	5,198
Deferred income taxes	21,807	8,791
Other current assets	3,019	1,051

	82,132	47,530

Property and Equipment, at cost
Oil and natural gas properties—full cost method
Subject to amortization	1,074,302	629,454
Not subject to amortization	63,658	30,045
Other property and equipment	4,939	2,207

	1,142,899	661,706
Less allowance for depreciation, depletion and amortization	(186,004)	(168,494)

	956,895	493,212

Goodwill	147,251	—

Other Assets	19,641	18,929

	$1,205,919	$559,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$41,736	$24,825
Commodity hedging contracts	55,123	24,572
Royalties payable	19,080	11,873
Stock appreciation rights	16,049	3,380
Interest payable	622	9,207
Payable to Plains Resources Inc.	—	1,435
Current maturities of long-term debt	511	511
Other current liabilities	21,965	10,372

	155,086	86,175

Long-Term Debt
8.75% Senior Subordinated Notes	276,906	196,855
Revolving credit facility	211,000	35,800
Other	—	511

	487,906	233,166

Asset Retirement Obligation	33,235	—

Other Long-Term Liabilities	32,194	6,303

Deferred Income Taxes	143,242	60,207

Commitments and Contingencies (Note 10)
Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 40.3 million and 24.2 million shares issued and outstanding at December 31, 2003 and 2002, respectively	403	244
Additional paid-in capital	322,856	174,279
Retained earnings	71,566	12,155
Accumulated other comprehensive income	(40,439)	(12,858)
Treasury stock, at cost	(130)	—

	354,256	173,820

	$1,205,919	$559,671

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

Derivative Financial Instruments (Hedging).    We utilize various derivative instruments to reduce our exposure to fluctuations in the market price of oil and gas. The derivative instruments consist primarily of oil and gas swap and option contracts entered into with financial institutions. Gains and losses on derivative instruments that qualify for hedge accounting are included in oil and gas revenues in the period the related volumes are delivered. Changes in the fair value of derivative instruments that do not qualify for hedge accounting are recognized in other income (expense). See Note 4.

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

Note 2—Restatement of Financial Statements

In June 2004 we determined that deferred tax assets associated with our current liability for commodity hedging contracts that had historically been classified in long-term deferred income taxes should instead be classified as a current asset in our consolidated balance sheet. Accordingly, we have revised our consolidated balance sheets to reflect this change in classification. Such revisions have no impact on our consolidated statements of income, cash flows, comprehensive income or changes in stockholders’ equity.

The significant effects of the revisions on our consolidated balance sheets from the amounts previously reported are summarized in the following table (in thousands of dollars):

	December 31, 2003		December 31, 2002
	Previously Reported	As Restated	Previously Reported	As Restated
Current Assets
Deferred income taxes	$—	$21,807	$—	$8,791
Total current assets	60,325	82,132	38,739	47,530
Total Assets	1,184,112	1,205,919	550,880	559,671
Deferred Income Taxes	121,435	143,242	51,416	60,207
Total Liabilities and Stockholders’ Equity	1,184,112	1,205,919	550,880	559,671

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

Note 4—Derivative Instruments and Hedging Activities

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

At December 31, 2002, OCI consisted of $20.9 million ($12.6 million, net of tax) of unrealized net losses on our open hedging instruments. As oil prices increased significantly during 2003 and we assumed 3TEC’s hedge positions as a result of the merger, the fair value of our open hedging positions that qualified for hedge accounting, net of settlements, decreased $45.8 million ($27.7 million after tax). At December 31, 2003, OCI consisted of $66.7 million ($40.3 million after tax) of unrealized losses on our open hedging instruments, $0.2 million ($0.1 million, net of tax) loss related to our interest rate swap and $0.1 million ($0.1 million, net of tax) loss related to deferred compensation liabilities. At December 31, 2003 the assets and liabilities related to our open hedging instruments were included in current assets ($21.8 million), current liabilities ($55.1 million), other long-term liabilities ($23.7 million) and deferred income tax liability (a tax benefit of $10.3 million). At December 31, 2002, the assets and liabilities related to our open oil hedging instruments were included in current assets ($11.4 million), other assets ($1.4 million), current liabilities ($24.4 million), other long-term liabilities ($0.6 million) and deferred income tax liability ($0.4 million).

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

Note 5—Long-Term Debt

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

Note 6—Related Party Transactions

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

Note 7—Stock and Other Compensation Plans

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

Note 8—Income Taxes

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

Note 9—Property Divestments

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

Note 10—Commitments, Contingencies and Industry Concentration

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

Note 11—Financial instruments

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

Note 12—Supplemental Cash Flow Information

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

Note 13—Oil and Natural Gas Activities

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

Note 14—Quarterly Financial Data (Unaudited)

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

Note 15—Consolidating Financial Statements

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2003

(in thousands)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS	Restated	Restated		Restated
Current Assets
Cash and cash equivalents	$403	$974	$—	$1,377
Accounts receivable and other current assets	32,018	21,612	—	53,630
Inventories	3,800	1,518	—	5,318
Deferred income taxes	11,782	10,025	—	21,807

	48,003	34,129	—	82,132

Property and Equipment, at cost
Oil and natural gas properties—full cost method
Subject to amortization	570,639	503,663	—	1,074,302
Not subject to amortization	21,370	42,288	—	63,658
Other property and equipment	4,330	609	—	4,939

	596,339	546,560	—	1,142,899
Less allowance for depreciation, depletion and amortization	(64,470)	(121,534)	—	(186,004)

	531,869	425,026	—	956,895

Investment in and Advances to Subsidiaries	531,142		(531,142)	—

Other Assets	20,292	146,600	—	166,892

	$1,131,306	$605,755	$(531,142)	$1,205,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$76,540	$22,912	$—	$99,452
Commodity hedging contracts	29,782	25,341	—	55,123
Current maturities on long-term debt	511	—	—	511

	106,833	48,253	—	155,086

Long-Term Debt	487,906	—	—	487,906

Other Long-Term Liabilities	43,317	22,112	—	65,429

Payable to Parent	—	511,783	(511,783)	—

Deferred Income Taxes	138,994	4,248	—	143,242

Stockholders’ Equity
Stockholders’ equity	394,695	30,292	(30,292)	394,695
Accumulated other comprehensive income	(40,439)	(10,933)	10,933	(40,439)

	354,256	19,359	(19,359)	354,256

	$1,131,306	$605,755	$(531,142)	$1,205,919

As Previously Reported (see Note 2)
Current Assets
Deferred income taxes	$—	$—		$—
Total current assets	36,221	24,104		60,325
Total Assets	1,119,524	595,730		1,184,112
Deferred Income Taxes	127,212	(5,777)		121,435
Total Liabilities and Stockholders Equity	1,119,524	595,730		1,184,112

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2002

(in thousands)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS	Restated	Restated		Restated
Current Assets
Cash and cash equivalents	$1,004	$24	$—	$1,028
Accounts receivable and other current assets	21,273	8,646	—	29,919
Commodity hedging contracts	2,594	—	—	2,594
Inventories	4,009	1,189	—	5,198
Deferred income taxes	5,038	3,753	—	8,791

	33,918	13,612	—	47,530

Property and Equipment, at cost
Oil and natural gas properties—full cost method
Subject to amortization	507,501	121,953	—	629,454
Not subject to amortization	17,621	12,424	—	30,045
Other property and equipment	2,008	199	—	2,207

	527,130	134,576	—	661,706
Less allowance for depreciation, depletion and amortization	(75,007)	(93,487)	—	(168,494)

	452,123	41,089	—	493,212

Investment in and Advances to Subsidiaries	33,243		(33,243)	—

Other Assets	19,221	(292)	—	18,929

	$538,505	$54,409	$(33,243)	$559,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$50,996	$10,096	$—	$61,092
Commodity hedging contracts	15,188	9,384	—	24,572
Current maturities on long-term debt	511	—	—	511

	66,695	19,480	—	86,175

Long-Term Debt	233,166	—	—	233,166

Other Long-Term Liabilities	4,101	2,202	—	6,303

Payable to Parent	—	58,948	(58,948)	—

Deferred Income Taxes	60,723	(516)	—	60,207

Stockholders’ Equity
Stockholders’ equity	186,678	(20,009)	20,009	186,678
Accumulated other comprehensive income	(12,858)	(5,696)	5,696	(12,858)

	173,820	(25,705)	25,705	173,820

	$538,505	$54,409	$(33,243)	$559,671

As Previously Reported (see Note 2)
Current Assets
Deferred income taxes	$—	$—		$—
Total current assets	28,880	9,859		38,739
Total Assets	533,467	50,656		550,880
Deferred Income Taxes	55,685	(4,269)		51,416
Total Liabilities and Stockholders Equity	533,467	50,656		550,880

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

Note 16—Subsequent Event

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