Form 10-Q/A
period 2004-03-31
PLAINS EXPLORATION & PRODUCTION CO
filed 2004-06-14
CIK 891456

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

Explanatory Note

This Amendment No. 1 to quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, which was filed with the SEC on May 7, 2004 (“Original Form 10-Q”). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of items 1,2 and 4 of Part I and item 6 of Part II, as amended, as well as certain currently dated certifications. Unaffected items have not been repeated in this Amendment No. 1.

In June 2004 we determined that deferred tax assets associated with our current liability for commodity hedging contracts that had historically been classified in long-term deferred income taxes should instead be classified as a current asset in our consolidated balance sheet. Accordingly, we have revised our consolidated balance sheet to reflect this change in classification. The net effect of these revisions was to increase current assets, total assets, long-term deferred income taxes and total liabilities and stockholders’ equity at March 31, 2004 and December 31, 2003 by $29.9 million and $21.8 million, respectively. Such revisions had no impact on our consolidated statements of income, cash flows, comprehensive income or changes in stockholders’ equity.

This amendment does not reflect events occurring after the filing of the Original Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below.

PLAINS EXPLORATION & PRODUCTION COMPANY

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	March 31, 2004	December 31, 2003
ASSETS	Restated	Restated
Current Assets
Cash and cash equivalents	$1,985	$1,377
Accounts receivable—Plains All American Pipeline, L.P.	25,665	25,344
Other accounts receivable	27,976	25,267
Inventories	4,359	5,318
Deferred income taxes	29,949	21,807
Other current assets	2,108	3,019

	92,042	82,132

Property and Equipment, at cost
Oil and natural gas properties—full cost method
Subject to amortization	1,088,287	1,074,302
Not subject to amortization	57,980	63,658
Other property and equipment	4,960	4,939

	1,151,227	1,142,899
Less allowance for depreciation, depletion and amortization	(201,179)	(186,004)

	950,048	956,895

Goodwill	145,046	147,251

Other Assets	19,497	19,641

	$1,206,633	$1,205,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$34,877	$41,736
Commodity hedging contracts	75,609	55,123
Royalties payable	16,879	19,080
Stock appreciation rights	21,025	16,049
Interest payable	6,296	622
Other current liabilities	19,491	22,476

	174,177	155,086

Long-Term Debt
8.75% Senior Subordinated Notes	276,862	276,906
Revolving credit facility	191,000	211,000

	467,862	487,906

Asset Retirement Obligation	30,447	33,235

Other Long-Term Liabilities	58,162	32,194

Deferred Income Taxes	138,887	143,242

Commitments and Contingencies (Note 7)
Stockholders’ Equity
Common stock	403	403
Additional paid-in capital	324,563	322,856
Retained earnings	81,964	71,566
Accumulated other comprehensive income	(69,519)	(40,439)
Treasury stock	(313)	(130)

	337,098	354,256

	$1,206,633	$1,205,919

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

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2003.

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

The significant effects of the revisions on our consolidated balance sheet from the amounts previously reported are summarized in the following table (in thousands of dollars):

	March 31, 2004		December 31, 2003
	Previously Reported	As Restated	Previously Reported	As Restated
Current Assets
Deferred income taxes	$—	$29,949	$—	$21,807
Total current assets	62,093	92,042	60,325	82,132
Total Assets	1,176,684	1,206,633	1,184,112	1,205,919
Deferred Income Taxes	108,938	138,887	121,485	143,242
Total Liabilities and Stockholders Equity	1,176,684	1,206,633	1,184,112	1,205,919

Note 3—Proposed Merger with Nuevo Energy Company

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

Note 4—Derivative Instruments and Hedging Activities

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

Note 5—Long-Term Debt

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

Note 6—Related Party Transactions

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

Note 7—Commitments and Contingencies

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

Note 9—Property Divestments

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2004

(in thousands)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS	Restated	Restated		Restated
Current Assets
Cash and cash equivalents	$1,984	$1	$—	$1,985
Accounts receivable and other current assets	26,909	28,840	—	55,749
Inventories	3,517	842	—	4,359
Deferred income taxes	15,992	13,957	—	29,949

	48,402	43,640	—	92,042

Property and Equipment, at cost
Oil and natural gas properties—full cost method
Subject to amortization	697,416	390,871	—	1,088,287
Not subject to amortization	18,173	39,807	—	57,980
Other property and equipment	4,496	464	—	4,960

	720,085	431,142	—	1,151,227
Less allowance for depreciation, depletion and amortization	(145,820)	(55,359)	—	(201,179)

	574,265	375,783	—	950,048

Investment in and Advances to Subsidiaries	468,891	—	(468,891)	—

Goodwill	—	145,046	—	145,046

Other Assets	20,051	(554)	—	19,497

	$1,111,609	$563,915	$(468,891)	$1,206,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$75,531	$22,526	$—	$98,057
Commodity hedging contracts	40,374	35,235	—	75,609
Current maturities on long-term debt	511	—	—	511

	116,416	57,761	—	174,177

Long-Term Debt	467,862	—	—	467,862

Other Long-Term Liabilities	54,410	34,199	—	88,609

Payable to Parent	—	420,293	(420,293)	—

Deferred Income Taxes	135,823	3,064	—	138,887

Stockholders’ Equity
Stockholders’ equity	406,617	76,944	(76,944)	406,617
Accumulated other comprehensive income	(69,519)	(28,346)	28,346	(69,519)

	337,098	48,598	(48,598)	337,098

	$1,111,609	$563,915	$(468,891)	$1,206,633

As Previously Reported (see Note 2)
Current Assets
Deferred income taxes	$—	$—		$—
Total current assets	32,410	29,683		62,093
Total Assets	1,095,617	549,958		1,176,684
Deferred Income Taxes	119,831	(10,893)		108,938
Total Liabilities and Stockholders Equity	1,095,617	549,958		1,176,684

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

Financing Activities

At March 31, 2004 we had a working capital deficit of approximately $82.1 million (see Note 2 to the consolidated financial statements). Approximately $45.7 million of the working capital deficit is attributable to the fair value of our hedges (net of related deferred income taxes). In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, the fair value of all derivative instruments is recorded on the balance sheet. Gains and losses on hedging instruments are included in oil and gas revenues in the period that the related volumes are delivered. The hedge agreements provide for monthly settlement based on the differential between the agreement price and actual NYMEX oil and gas prices. Cash received for sale of physical production will be based on actual market prices and will generally offset any gains or losses on the hedge instruments. In addition, $21.0. million of the working capital deficit is attributable to the in-the-money value of stock appreciation rights that were deemed vested at March 31, 2004. The remaining working capital deficit will be financed through cash flow and borrowings under our credit facility.

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

Item 4—Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2004 are effective at the “reasonable assurance” level to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In June 2004 we determined that deferred tax assets associated with our current liability for commodity hedging contracts that had historically been classified in long-term deferred income taxes should instead be classified as a current asset in our consolidated balance sheet. We identified this deficiency and we brought it to the attention of our audit committee and auditors promptly. Accordingly, in this Form 10-Q/A we revised our consolidated balance sheets at March 31, 2004 and December 31, 2003 to reflect the reclassification of deferred tax assets associated with our current liability for commodity hedging contracts. We believe we have addressed this deficiency as we have recently added a Director of Tax position to enhance our ability to comply with all appropriate tax and related accounting issues, inclusive of the period end reporting process around classification of deferred tax assets and liabilities.

During our first fiscal quarter ended March 31, 2004, there was no significant change in our internal control over financial reporting, other than the addition of a Director of Tax position, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PLAINS EXPLORATION & PRODUCTION COMPANY.

Date: June 14, 2004	By:	/s/ STEPHEN A. THORINGTON
Stephen A. Thorington
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)