Form 10-Q
period 2004-06-30
PLAINS EXPLORATION & PRODUCTION CO
filed 2004-08-06
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

77.1 million shares of Common Stock, $0.01 par value, issued and outstanding at July 30, 2004.

PLAINS EXPLORATION & PRODUCTION COMPANY

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$8,683	$1,377
Accounts receivable—Plains All American Pipeline, L.P.	23,928	25,344
Other accounts receivable	69,273	25,267
Inventories	6,715	5,318
Deferred income taxes	67,308	21,807
Assets held for sale	98,933	—
Other current assets	12,248	3,019

	287,088	82,132

Property and Equipment, at cost
Oil and natural gas properties—full cost method
Subject to amortization	2,361,087	1,074,302
Not subject to amortization	181,674	63,658
Other property and equipment	9,716	4,939

	2,552,477	1,142,899
Less allowance for depreciation, depletion and amortization	(230,796)	(186,004)

	2,321,681	956,895

Goodwill	215,164	147,251

Other Assets	29,974	19,641

	$2,853,907	$1,205,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$79,049	$41,736
Commodity derivative contracts	172,968	55,123
Royalties payable	31,862	19,080
Stock appreciation rights	20,450	16,049
Interest payable	12,372	622
Deposit on assets held for sale	40,711	—
Other current liabilities	38,555	22,476

	395,967	155,086

Long-Term Debt
8.75% Senior Subordinated Notes	276,820	276,906
7.125% Senior Notes	248,695	—
Revolving credit facility	353,000	211,000

	878,515	487,906

Asset Retirement Obligation	160,377	33,235

Commodity Derivative Contracts	98,085	23,697

Other Long-Term Liabilities	6,150	8,497

Deferred Income Taxes	398,584	143,242

Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common stock	769	403
Additional paid-in capital	905,476	322,856
Retained earnings	100,857	71,566
Accumulated other comprehensive income	(90,560)	(40,439)
Treasury stock	(313)	(130)

	916,229	354,256

	$2,853,907	$1,205,919

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues
Oil sales to Plains All American Pipeline, L.P.	$63,019	$54,855	$127,286	$119,593
Other oil sales	59,145	1,636	63,182	1,636
Oil hedging	(22,600)	(8,957)	(41,633)	(26,268)
Gas sales	54,837	16,125	97,223	20,229
Gas hedging	(2,129)	(1)	(1,061)	(1)
Other operating revenues	498	200	734	407

	152,770	63,858	245,731	115,596

Costs and Expenses
Production costs
Lease operating expenses	28,604	16,290	47,565	30,562
Steam gas costs	7,354	767	8,311	1,461
Electricity	6,751	5,316	12,513	10,328
Production and ad valorem taxes	4,580	1,821	8,553	2,856
Gathering and transportation expenses	1,790	327	2,986	327
General and administrative
G&A excluding items below	9,312	4,561	18,843	8,757
Stock appreciation rights	2,865	4,010	13,426	2,647
Merger related costs	1,045	854	1,045	1,097
Depreciation, depletion, amortization and accretion	31,868	10,821	48,435	19,126

	94,169	44,767	161,677	77,161

Income from Operations	58,601	19,091	84,054	38,435
Other Income (Expense)
Interest expense	(8,607)	(5,338)	(15,537)	(10,194)
Debt extinguishment costs	(19,691)	—	(19,691)	—
Gain (loss) on derivatives	374	1,466	(1,191)	1,466
Interest and other income (expense)	43	(200)	305	(167)

Income Before Income Taxes and Cumulative Effect of Accounting Change	30,720	15,019	47,940	29,540
Income tax expense
Current	44	(1,248)	(144)	(2,429)
Deferred	(11,871)	(4,871)	(18,505)	(9,608)

Income Before Cumulative Effect of Accounting Change	18,893	8,900	29,291	17,503
Cumulative effect of accounting change, net of tax	—	—	—	12,324

Net Income	$18,893	$8,900	$29,291	$29,827

Earnings Per Share (in dollars)
Basic
Income before cumulative effect of accounting change	$0.32	$0.31	$0.59	$0.66
Cumulative effect of accounting change	—	—	—	0.47

	$0.32	$0.31	$0.59	$1.13

Diluted
Income before cumulative effect of accounting change	$0.32	$0.31	$0.58	$0.66
Cumulative effect of accounting change		—		0.46

	$0.32	$0.31	$0.58	$1.12

Weighted Average Shares Outstanding
Basic	59,602	28,787	49,925	26,414
Diluted	59,925	29,111	50,207	26,682

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of dollars)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,291	$29,827
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	48,435	19,126
Deferred income taxes	18,505	9,608
Debt extinguishment costs	(4,453)	—
Cumulative effect of adoption of accounting change	—	(12,324)
Loss (gain) on derivatives	1,191	(1,466)
Noncash compensation	17,873	2,685
Other noncash items	(79)	377
Change in assets and liabilities from operating activities, net of effect of acquisitions
Accounts receivable and other assets	8,412	750
Assets held for sale	10,917	—
Accounts payable and other liabilities	(11,219)	(5,935)

Net cash provided by operating activities	118,873	42,648

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(78,416)	(46,780)
Acquisition of Nuevo Energy Company, net of cash acquired	(13,744)	—
Acquisition of 3TEC Energy Corporation, net of cash acquired	—	(266,617)
Proceeds from sales of oil and gas properties	27,844	—
Other property and equipment	(5,202)	(740)

Net cash used in investing activities	(69,518)	(314,137)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	598,250	197,200
Repayments	(456,250)	—
Proceeds from issuance of 7.125% Senior Notes	248,695	80,061
Retirement of debt assumed in acquisition of Nuevo Energy Company	(405,000)	—
Costs incurred in connection with financing arrangements	(7,799)	(4,069)
Derivative settlements	(19,762)	—
Other	(183)	735

Net cash provided by financing activities	(42,049)	273,927

Net increase (decrease) in cash and cash equivalents	7,306	2,438
Cash and cash equivalents, beginning of period	1,377	1,028

Cash and cash equivalents, end of period	$8,683	$3,466

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income	$18,893	$8,900	$29,291	$29,827

Other Comprehensive Income (Loss)
Commodity hedging contracts, net of tax
Change in fair value	(35,892)	(4,646)	(75,774)	(17,537)
Reclassification adjustment for settled contracts	14,815	5,308	25,593	15,565
Other, net of tax	36	70	60	76

	(21,041)	732	(50,121)	(1,896)

Comprehensive Income (Loss)	$(2,148)	$9,632	$(20,830)	$27,931

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(share and dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, December 31, 2003	40,316	$403	$322,856	$71,566	$(40,439)	(17)	$(130)	$354,256
Acquisition of Nuevo Energy Company
Issuance of common stock	36,486	365	574,658	—	—	—	—	575,023
Other	—	—	4,389	—	—	—	—	4,389
Net income	—	—	—	29,291	—	—	—	29,291
Other comprehensive income	—	—	—	—	(50,121)	—	—	(50,121)
Restricted stock awards	227	1	3,588	—	—	—	—	3,589
Additions to treasury stock	—	—	—	—	—	(11)	(183)	(183)
Other	—	—	(15)	—	—	—	—	(15)

Balance, June 30, 2004	77,029	$769	$905,476	$100,857	$(90,560)	(28)	$(313)	$916,229

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

These consolidated financial statements and related notes present our consolidated financial position as of June 30, 2004 and December 31, 2003, the results of our operations and our comprehensive income for the three months and six months ended June 30, 2004 and 2003, our cash flows for the six months ended June 30, 2004 and 2003 and the changes in our stockholders’ equity for the six months ended June 30, 2004. All adjustments, consisting only of normal recurring adjustments, that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year statements to conform to the current year presentation. The results for the three months and six months ended June 30, 2004, are not necessarily indicative of the final results to be expected for the full year.

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

At January 1, 2003, the present value of our future asset retirement obligation for oil and gas properties and equipment was $26.5 million. The cumulative effect of our adoption of SFAS 143 and the change in accounting principle resulted in an increase in net income during 2003 of $12.3 million (reflecting a $30.8 million decrease in accumulated depreciation, depletion and amortization, partially offset by $10.6 million in accretion expense, and $7.9 million in income taxes). We recorded a liability of $26.5 million and an asset of $15.9 million in connection with the adoption of SFAS 143. Adopting SFAS No. 143 did not impact our cash flows.

The following table illustrates the changes in our asset retirement obligation during the periods (in thousands):

	Six Months Ended June 30,
	2004		2003
Asset retirement obligation—beginning of period	$33,735		$26,540
Liabilities incurred
Nuevo acquisition	128,053		—
3TEC acquisition	—		4,577
Other	80		437
Accretion expense	2,604		1,176
Asset retirement cost of properties sold	(3,585)		(143)

Asset retirement obligation—end of period	$160,887	(1)	$32,587

(1)	$510 included in current liabilities.

Goodwill.    As a result of our acquisitions of Nuevo Energy Company (“Nuevo”) (see Note 2) and 3TEC Energy Corporation (“3TEC”), goodwill increased by $70.1 million and $0.2 million, respectively. As a result of the sale of our Illinois properties, goodwill was decreased by $2.4 million which was considered in the disposition and recognized as an adjustment to oil and gas properties subject to amortization.

Stock-based Employee Compensation.    Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS 148, established financial accounting and reporting standards for stock-based employee compensation. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. SFAS 123 also allows an entity to continue to measure compensation cost for those instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Bulletin No. 25 “Accounting for Stock Issued to Employees” (APB 25). We have elected to follow APB 25 and related interpretations in accounting for our stock-based employee compensation. The compensation expense recorded under APB 25 for our stock appreciation rights and restricted stock awards is the same as that determined under SFAS 123.

All of the stock options assumed in the Nuevo acquisition were vested and, accordingly, no compensation expense will be recognized on such options.

Earnings Per Share.    For the three months and six months ended June 30, 2004 and 2003 the weighted average shares outstanding for computing basic and diluted earnings per share were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Common shares outstanding—basic	59,602	28,787	49,925	26,414
Unvested restricted stock, restricted stock units and stock options	323	324	282	268

Common shares outstanding—diluted	59,925	29,111	50,207	26,682

In computing earnings per share, no adjustments were made to reported net income.

Inventory.    Oil inventories are carried at the lower of the cost to produce or market value. Materials and supplies inventory is stated at the lower of cost or market with cost determined on an average cost method. Inventory consists of the following (in thousands):

	June 30, 2004	December 31, 2003
Materials and supplies	$5,866	$4,455
Oil	849	863

	$6,715	$5,318

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

Recent Accounting Pronouncements.    In 2003, the SEC inquired of the FASB regarding the application of certain provisions of SFAS No. 141, Business Combinations, (“SFAS No. 141”) and SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) to oil and gas companies. SFAS Nos. 141 and 142 became effective for transactions subsequent to June 30, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that acquired intangible assets be disaggregated and reported separately from goodwill. Specifically, the SEC’s inquiry was based on whether costs of contract-based drilling and mineral use rights (“mineral rights”) should be recorded and disclosed as intangible assets under the guidance in SFAS Nos. 141 and 142. The current practice for us and the industry is to present oil and gas related assets, including mineral rights, as property and equipment (tangible assets) on the balance sheet. Subsequent to June 30, 2001, we entered into two business combinations and in both instances the majority of the purchase price was allocated to oil and gas properties.

The FASB recently issued FASB Staff Position (“FSP”) 141-1 and 142-1 that clarifies that mineral rights are tangible assets and have further amended FAS 141 and FAS 142 accordingly. The FASB has also issued an exposure draft of FSP FAS 142-b, “Application of FAS 142 to Oil- and Gas-Producing Entities”. The exposure draft states drilling and mineral rights of oil and gas producing entities are excluded from SFAS No. 142. FSP FAS 142-b is expected to be effective the first reporting period beginning after the date that it is finalized. If the guidance in this FSP results in the reclassification of an asset, prior period amounts on the statements of financial position shall be reclassified. Early application of this guidance is permitted in periods for which financial statements have not yet been issued.

Note 2—Acquisition of Nuevo Energy Company

On May 14, 2004 we acquired Nuevo in a stock-for-stock transaction. In the acquisition, each outstanding share of Nuevo common stock was converted into 1.765 shares of PXP common stock and Nuevo became our wholly owned subsidiary. The transaction required the issuance of 36.5 million additional PXP common shares, plus the assumption of $254 million in net debt and $115 million of $2.875 Term Convertible Securities, Series A, or TECONS. We have accounted for the acquisition of Nuevo as a purchase effective May 14, 2004.

The calculation of the purchase price and the preliminary allocation to assets and liabilities as of May 14, 2004 are shown below. The average PXP common stock price is based on the average closing price of PXP common stock during the five business days commencing two days before the merger was announced. The purchase price allocation is preliminary because certain items such as the determination of the final tax bases and fair value of the assets and liabilities as of the acquisition date have not been completed.

(in thousands, except share price)
Shares of PXP common stock issued	36,486
Average PXP stock price	$15.76

Fair value of PXP common stock issued	$575,023
Fair value of Nuevo stock options assumed by Plains	4,389
Tender offer for Nuevo stock options	17,056
Estimated merger expenses	36,240

Total estimated purchase price before liabilities assumed	632,708
Fair value of liabilities :
Senior Subordinated Notes	162,945
Bank Credit Facility	140,000
TECONS	103,815
Current liabilities(1)	203,190
Other noncurrent liabilities	33,583
Deferred income tax liabilities	266,344
Asset retirement obligation	128,053

Total estimated purchase price plus liabilities assumed	$1,670,638

Fair value of assets acquired:
Current assets (including deferred income taxes of $42,367)	$248,279
Oil and gas properties
Subject to amortization	1,208,020
Not subject to amortization	137,457
Other noncurrent assets	6,764
Goodwill	70,118

Total estimated fair value of assets acquired	$1,670,638

(1)	$47,364,000 of accrued liabilities are included under the captions tender offer for Nuevo stock options and estimated merger expenses.

We acquired Nuevo to allow us to take advantage of the synergies that will result in significant cost savings and because of the complementary nature of Nuevo’s assets and operations onshore and offshore California to our existing asset base. The preliminary allocation of purchase price includes $70.1 million of goodwill. The goodwill is related to deferred income tax liabilities to be recorded due to the non-taxable nature of the merger. The allocation of purchase price to oil and gas properties is based on our estimate of the fair value of such properties on a discounted, after-tax basis.

Pro Forma Financial Information

The following unaudited pro forma information for the three and six months ended June 30, 2004 and 2003 shows the proforma effect of the acquisition of Nuevo by PXP, the issuance by PXP of $250 million of 7.125% Senior Notes due 2014 as discussed in Note 4, the sale of Nuevo’s Congo operations as discussed in Note 8, PXP’s acquisition of 3TEC Energy Corporation (“3TEC”), which was completed on June 4, 2003, and PXP’s issuance of $75 million of 8.75% senior subordinated notes on May 30, 2003. This unaudited pro forma information assumes the acquisition of Nuevo by PXP, the issuance of the 7.125% Senior Notes and the sale of Nuevo’s Congo operations occurred on January 1 of the year presented. PXP’s acquisition of 3TEC and the issuance of the $75 million of 8.75% senior subordinated notes are assumed to have occurred on January 1, 2003.

This unaudited pro forma information has been prepared based on our historical consolidated statements of income and the historical consolidated statements of income of Nuevo and 3TEC. We believe the assumptions used provide a reasonable basis for presenting the significant effects directly attributable to the pro forma transactions. This pro forma financial information does not purport to represent what our results of operations would have been if such transactions had occurred on such dates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Revenues	$195,658	$169,249	$380,662	$356,139
Income from operations	$67,157	$37,290	103,607	97,494
Income (loss) from continuing operations	$16,474	$(7,376)	24,671	9,730
Discontinued operations and cumulative effect of accounting changes	$—	$770	$—	$26,144
Net income (loss)	$16,474	$(6,606)	$24,671	$35,874

Basic earnings per share
Income (loss) from continuing operations	$0.21	$(0.10)	$0.32	$0.13
Discontinued operations and cumulative effect of accounting changes	$—	$0.01	$—	$0.34
Net income (loss)	$0.21	$(0.09)	$0.32	$0.47

Diluted earnings per share
Income (loss) from continuing operations	$0.21	$(0.10)	$0.32	$0.13
Discontinued operations and cumulative effect of accounting changes	$—	$0.01	$—	$0.34
Net income (loss)	$0.21	$(0.09)	$0.32	$0.47

Weighted average shares outstanding
Basic	76,851	76,575	76,792	76,573
Diluted	77,255	76,980	77,155	76,922

Income from continuing operations has been reduced by debt extinguishment costs of $19.7 million and $11.1 million in the three months ended June 30, 2004 and 2003, respectively, and $22.7 million and $11.1 million in the six months ended June 30, 2004 and 2003, respectively.

Note 3—Derivative Instruments and Hedging Activities

We actively manage our exposure to commodity price fluctuations by hedging portions of our oil and gas production through the use of derivative instruments. The derivative instruments currently consist of oil and gas swaps, collars and option contracts entered into with financial institutions. We do not enter into derivative instruments for speculative trading purposes. Derivative instruments utilized to manage commodity price risk are accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value are recognized currently in our earnings as other income (expense). If a derivative is designated as a cash flow hedge and qualifies for hedge accounting, the unrealized gain or loss on the derivative is deferred in accumulated Other Comprehensive Income (“OCI”), a component of Stockholders’ Equity until the sale of the hedged oil and gas production. Realized gains and losses on derivative instruments that are designated as a hedge and qualify for hedge accounting are generally included in oil and gas revenues in the period the hedged volumes are sold. However, in the case of the derivatives acquired in connection with our acquisitions of Nuevo and 3TEC, only changes in fair value subsequent to the acquisition date will be reflected in our oil and gas revenues (see discussion below).

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

We assumed certain liabilities related to open derivative positions in connection with the Nuevo acquisition. In accordance with SFAS 141 and supported by Derivative Implementation Group, or DIG, issues related to SFAS 133 these derivative positions were recorded at fair value in the purchase price allocation as a liability of $132.5 million. The recognition of the derivative liability as do other liabilities assumed in connection with the acquisition resulted in an increase in the total purchase price which is allocated to the assets acquired, including any goodwill. The amounts allocated to oil and gas properties will result in higher DD&A expense to be charged to earnings over the life of our reserves. Because of this accounting treatment, only changes subsequent to the acquisition date in the fair value of the derivative positions assumed will result in adjustments to our oil and gas revenues upon settlement. For example, if the fair value of the derivative positions assumed do not change then upon the sale of the underlying production and corresponding settlement of the derivative positions, cash would be paid to the counterparties and there would be no reduction to oil and gas revenues related to the derivative positions. If, however, the actual sales price is different than the price assumed in the original fair value calculation the difference would be reflected as either a decrease or increase in oil and gas revenues, depending upon whether the sales price was higher or lower, respectively, than the price assumed in the original fair value calculation.

Pursuant to SFAS 149, Amendment of SFAS 133 on Derivative Instruments and Hedging Activities, the derivative instruments assumed in connection with the Nuevo acquisition are deemed to contain a significant financing element and all cash flows associated with these positions are reported as a financing activity in the statement of cash flows.

Derivative Instruments Designated as Cash Flow Hedges.

During the three months and six months ended June 30, 2004, deferred losses of $24.7 million and $42.9 million, respectively, were reclassified from OCI and charged to income as a reduction of oil and gas revenues and steam gas costs and and we recognized $0.1 million and $0.2 million, respectively, for ineffectiveness of derivatives that qualify for hedge accounting. As of June 30, 2004, $85.7 million ($51.6 million, net of tax) of deferred net losses on derivative instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period. The amounts ultimately reclassified to earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement.

At June 30, 2004, we had the following open commodity derivative positions designated as cash flow hedges:

Period	Commodity	Instrument Type	Daily Volumes	Average Price	Index
Sales of Production
2004
3rd Quarter	Crude oil	Swap	38,300 /Barrels	$24.83	WTI
4th Quarter	Crude oil	Swap	39,500 /Barrels	$25.00	WTI
July–December	Natural gas	Swap	20,000 /MMBtu	$ 4.45	Henry Hub
3rd Quarter	Natural gas	Swap	10,500 /MMBtu	$ 4.50	Waha Socal
4th Quarter	Natural gas	Swap	14,500 /MMBtu	$ 4.64	Waha Socal
July–December	Natural gas	Collar	10,000 /MMBtu	$4.75 Floor–$5.67 Ceiling	Henry Hub
2005
1st Quarter	Crude oil	Swap	35,000 /Barrels	$24.84	WTI
2nd Quarter	Crude oil	Swap	32,000 /Barrels	$24.74	WTI
3rd Quarter	Crude oil	Swap	22,000 /Barrels	$24.25	WTI
4th Quarter	Crude oil	Swap	22,000 /Barrels	$24.25	WTI
1st Quarter	Natural gas	Swap	13,000 /MMBtu	$ 4.75	Waha Socal
2nd Quarter	Natural gas	Swap	9,500 /MMBtu	$ 4.66	Waha
3rd Quarter	Natural gas	Swap	5,000 /MMBtu	$ 4.40	Waha
4th Quarter	Natural gas	Swap	5,000 /MMBtu	$ 4.40	Waha
2006
January–December	Crude oil	Swap	15,000 /Barrels	$25.28	WTI

Purchases of Natural Gas
2004
July–December	Natural gas	Swap	8,000 /MMBtu	$ 3.91	Socal
2005
January–December	Natural gas	Swap	8,000 /MMBtu	$ 3.85	Socal

Location and quality differentials attributable to our properties are not included in the foregoing prices. Because of the quality and location of our oil and gas production, these adjustments will affect our net price. We have locked in an average fixed price differential to NYMEX of approximately $4.50 per barrel on approximately 16,000-17,000 barrels per day of production for 2004 under the terms of our crude oil sales contracts. In addition, substantially all of the crude oil production from the California properties acquired from Nuevo is sold under a contract that provides for pricing based on a fixed percentage of the NYMEX crude oil price for each type of crude oil produced in California. Consequently, the actual price received for production from the properties acquired from Nuevo will vary with the production mix. The selling price for the crude oil production sold under this contract is expected to result in a net realized price of approximately 82% of NYMEX for the remainder of 2004, therefore, each WTI barrel hedges 1.22 barrels of physical production sold under this contract. At June 30, 2004 19,800 WTI barrels per day of production were designated as hedges of production under this sales contract.

We utilize interest rate swaps to manage the interest rate exposure on our long-term debt. We currently have an interest rate swap agreement that expires in October 2004 that fixes the interest rate on $7.5 million of borrowings under our credit facility at 3.9% plus the LIBOR margin set forth in the credit facility (2.7% at June 30, 2004).

Derivative Instruments Not Designated as Hedging Instruments.

Certain of the collars assumed in connection with the acquisitions of 3TEC and Nuevo do not qualify for hedge accounting because the derivatives were out of the money at the acquisition date. In addition, the three-way collars assumed in connection with the Nuevo acquisition do not qualify for hedge accounting. These positions are marked-to-market with changes in fair value recognized currently as a derivative gain/loss. During the three months and six months ended June 30, 2004 we recognized a gain of $0.4 million and a loss of $1.2 million, respectively, from derivatives that do not qualify for hedge accounting.

At June 30, 2004, we had the following open commodity derivative positions that were not designated as hedging instruments:

Period	Commodity	Instrument Type	Daily Volumes	Average Price	Index
Sales of Production
2004
July–December	Crude oil	Three Way Collar	8,000 /Barrels	$19.28 – $24.00 – $31.00	WTI
July–December	Natural gas	Collar	20,000 /MMBtu	$4.00 Floor– $5.15 Ceiling	Henry Hub
2005
1st Quarter	Crude oil	Collar	4,300 /Barrels	$27.00 Floor–$31.75 Ceiling	WTI
2nd Quarter	Crude oil	Collar	6,800 /Barrels	$27.00 Floor–$30.40 Ceiling	WTI
3rd Quarter	Crude oil	Collar	14,400 /Barrels	$26.00 Floor–$30.03 Ceiling	WTI
4th Quarter	Crude oil	Collar	14,000 /Barrels	$26.00 Floor–$29.33 Ceiling	WTI

We also have the following contracts for the purchase of natural gas:

Period	Commodity	Instrument Type	Daily Volumes	Average Price	Index
Purchases of Natural Gas
2004
July–December	Natural gas	Physical purchase	10,000 /MMBtu	$4.19	Socal
2005
January–December	Natural gas	Physical purchase	10,000 /MMBtu	$4.19	Socal

Note 4—Long-Term Debt

At June 30, 2004 long-term debt consisted of (in thousands):

	Current	Long-Term
Revolving credit facility	$—	$353,000
8.75% senior subordinated notes, including unamortized premium of $1.8 million	—	276,820
7.125% senior notes, including unamortized discount of $1.3 million	—	248,695
Other	511	—

	$511	$878,515

In connection with our acquisition of Nuevo, we completed a series of steps described below to refinance a portion of our and all of Nuevo’s outstanding debt (the “Recapitalization Transactions”). In connection with the Recapitalization Transactions we recognized a $19.7 million pre-tax loss on early extinguishment of debt in the second quarter of 2004.

Senior Revolving Credit Facility.    On May 14, 2004 and on May 28, 2004 we amended our three-year, $500 million senior revolving credit facility, or credit facility, with a group of lenders and with JPMorgan Chase Bank serving as administrative agent. This credit facility provides for a current borrowing base of $650 million that will be redetermined on a semi-annual basis, with us and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on the Company’s oil and gas properties, reserves, other indebtedness and other relevant factors. The credit facility has commitments for up to $500 million in borrowings. Additionally, the credit facility contains a $50.0 million sub-limit on letters of credit. This amended credit facility matures on April 4, 2007. To secure borrowings, we pledged 100% of the shares of stock of our domestic subsidiaries and gave mortgages covering 80% of the total present value of our domestic oil and gas properties.

Amounts borrowed under the credit facility bear an annual interest rate, at our election, equal to either: (i) the Eurodollar rate, which is based on LIBOR, plus a margin ranging from 1.25% to 1.875%; or (ii) the greatest of (1) the prime rate, as determined by JPMorgan Chase Bank, (2) the certificate of deposit rate, plus 1.0%, and (3) the federal funds rate, plus 0.5%; plus an additional variable amount ranging from 0% to 0.625% for each of (1)-(3). The additional variable amount of interest payable on outstanding borrowings is based on (1) the utilization rate as a percentage of the total amount of funds borrowed under the credit facility to the borrowing base and (2) our long-term debt rating. Commitment fees and letter of credit fees under the credit facility are based on the utilization rate and our long-term debt rating. Commitment fees range from 0.3% to 0.5% of the amount available for borrowing. Letter of credit fees range from 1.25% to 1.875%. The issuer of any letter of credit receives an issuing fee of 0.125% of the undrawn amount. The effective interest rate on our borrowings under this revolving credit facility was 2.7% at June 30, 2004.

The credit facility contains negative covenants that limit our ability, as well as the ability of our subsidiaries, among other things, to incur additional debt, pay dividends on stock, make distributions of cash or property, change the nature of our business or operations, redeem stock or redeem subordinated debt, make investments, create liens, enter into leases, sell assets, sell capital stock of subsidiaries, guarantee other indebtedness, enter into agreements that restrict dividends from subsidiaries, enter into certain types of swap agreements, enter into gas imbalance or take-or-pay arrangements, merge or consolidate and enter into transactions with affiliates. In addition, the credit facility requires us to maintain a current ratio, which includes availability under the credit facility, of at least 1.0 to 1.0 and a minimum tangible net worth requirement.

At June 30, 2004, we had $353.0 million in borrowings and $5.5 million in letters of credit outstanding under the credit facility. At that date we were in compliance with the covenants contained in the credit facility and could have borrowed the full amount available under the credit facility.

$250 Million Senior Notes Offering.    On June 30, 2004 we completed the private placement under Rule 144A and Regulation S of the Securities Act of 1933 of $250 million in aggregate principal amount of ten year senior unsecured notes (the “7.125% Notes”). The notes were issued at 99.478% and bear interest at 7.125% with a yield to maturity of 7.2%. Proceeds from the 7.125% Notes plus borrowings under our credit facility were used to repurchase Nuevo’s 9 3/8% senior subordinated notes due 2010 (the 9 3/8% Notes), and redeem Nuevo’s 5.75% convertible subordinated debentures due December 15, 2026 (which resulted in the redemption of the outstanding $2.875 term convertible securities, Series A, issued by a financing trust owned by Nuevo).

The 7.125% Notes and subsidiary guarantees are senior obligations of ours and our subsidiary guarantors. Accordingly, they rank:

•	pari passu in right of payment to our and our subsidiary guarantors’ existing and future senior unsecured indebtedness;

•	senior in right of payment to our and our subsidiary guarantors’ existing and future subordinated indebtedness;

•	effectively junior in right of payment to our and our subsidiary guarantors’ secured indebtedness to the extent of the value of the collateral securing that indebtedness; and

•	effectively subordinated in right of payment to all existing and future indebtedness and other liabilities of non-guarantor subsidiaries (other than indebtedness and other liabilities owed to us, if any).

The indenture governing the 7.125% Notes contains covenants that limit our ability, as well as the ability of our subsidiaries, among other things, to incur additional indebtedness, make certain investments, pay dividends, or make other distributions on capital stock or redeem or repurchase capital stock or subordinated indebtedness, sell assets, incur dividends or other payment restrictions affecting subsidiaries, enter into transactions with affiliates, create liens, merge, consolidate and transfer assets and enter into different lines of business. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase.

On and after June 15, 2009, we may redeem all or part of the 7.125% Notes at our option, at 103.563% of the principal amount for the twelve-month period beginning June 15, 2009, at 102.375% of the principal amount for the twelve-month period beginning June 15, 2010, at 101.188% of the principal amount for the twelve-month period beginning June 15, 2011 and at 100% of the principal amount thereafter. In each case, accrued interest is payable to the date of redemption. In addition, before June 15, 2009, we may redeem all or part of the 7.125% Notes at the make-whole price set forth under the indenture. At any time prior to June 15, 2007, we may redeem up to 35% of the 7.125% Notes with the net cash proceeds of certain equity offerings at the redemption price set forth under the indenture.

Tender Offer for Nuevo’s 9 3/8% Senior Subordinated Notes due 2010.    On June 30, 2004, Nuevo completed the repurchase of all $150 million of its outstanding 9 3/8% Senior Subordinated Notes. Nuevo paid $1,150.08 per $1,000 principal amount of 9 3/8% Notes tendered (comprising the tender offer price of $1,107.16, plus accrued interest through June 29, 2004 of $22.92, plus the consent payment of $20.00). The tender offer and consent payment totaled $169.1 million.

Nuevo had an interest rate swap with a notional amount of $100.0 million to hedge a portion of the fair value of the 9 3/8% Notes which was cancelled for total consideration of $1.7 million.

Redemption of TECONS.    On June 30, 2004, Nuevo completed the redemption of all outstanding $118 million aggregate principal amount of its 5.75% Convertible Subordinated Debentures due December 15, 2026 (the “TECON Debentures”), the proceeds of which were used by Nuevo’s wholly controlled financing trust to redeem all of the trust’s outstanding $115.0 million of TECONS for total consideration of $117.0 million, which were publicly held, and all outstanding $3.0 million of $2.875 term convertible securities held by Nuevo. The redemption was completed on June 29, 2004.

Consent Solicitation for Our 8.75% Senior Subordinated Notes.    We solicited consents from the holders of our 8.75% Senior Subordinated Notes due 2012 (the “8.75% Notes”) to amend the indenture under which the 8.75% Notes were issued to make certain provisions more consistent with the indenture under which the 7.125% Notes were issued. The consent solicitation expired on June 18, 2004 and, having received the requisite consents, we executed an amended and restated indenture governing the 8.75% Notes, reflecting among other things, the changes for which consent was requested from the bond holders. We paid a consent payment of $7.50 per $1,000 of principal amount to holders of the 8.75% Notes ($2.1 million).

At June 30, 2004, we had $275.0 million principal amount of 8.75% Notes outstanding. The 8.75% Notes are our unsecured general obligations, are subordinated in right of payment to all of our existing and future senior indebtedness and are jointly and severally guaranteed on a full, unconditional basis by all of our existing and future domestic restricted subsidiaries. The 8.75% Notes are not redeemable until July 1, 2007. On or after that date they are redeemable, at our option, at 104.375% of the principal amount for the twelve-month period ending June 30, 2008, at 102.917% of the principal amount for the twelve-month period ending June 30, 2009, at 101.458% of the principal amount for the twelve-month period ending June 30, 2010 and at 100% of the principal amount thereafter. In each case, accrued interest is payable to the date of redemption. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase.

Note 5—Related Party Transactions

Our Chief Executive Officer is a director of Plains Resources Inc. (“Plains Resources”). We have entered into certain agreements with Plains Resources, including a master separation agreement; the Plains Exploration & Production transition services agreement that expired June 16, 2004; the Plains Resources transition services agreement that expired June 8, 2004; and a technical services agreement that expired June 30, 2004. For the six months ended June 30, 2004 and 2003 we billed Plains Resources $0.4 million and $0.3 million, respectively, for services provided by us under these agreements and for the six months ended June 30, 2003 Plains Resources billed us $0.1 for services they provided to us under these agreements. In addition, for the six months ended June 30, 2004 we billed Plains Resources $0.2 million for administrative costs associated with certain special projects performed on their behalf.

We charter private aircraft from Gulf Coast Aviation Inc. (“Gulf Coast”), a corporation that from time-to-time leases aircraft owned by our Chief Executive Officer. In the six months ended June 30, 2004 and 2003, we paid Gulf Coast $0.4 million and $0.6 million, respectively, in connection with such services. The charter services were arranged through arms-length dealings and the rates were market-based.

In June 2004, based on arms-length negotiations the Company acquired two aircraft from Cypress Aviation LLC for $4.5 million. We expect to primarily utilize these aircraft for executive travel instead of chartering aircraft from Gulf Coast Aviation in the future. Our Chief Executive Officer is a member of Cypress Aviation LLC.

Plains All American Pipeline, L.P. (“PAA”), a publicly traded master limited partnership, is an affiliate of Plains Resources. PAA is the marketer/purchaser for a significant portion of our oil production, including the royalty share of production. The marketing agreement provides that PAA will purchase for resale at market prices certain of our oil production for which PAA charges a fee of $0.20 per barrel. During the three months and six months ended June 30, 2004 and 2003, the following amounts were recorded with respect to such transactions (in thousands of dollars).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales of oil to PAA
PXP’s share	$63,019	$54,855	$127,286	$119,593
Royalty owners’ share	12,490	10,425	25,476	22,785

	$75,509	$65,280	$152,762	$142,378

Charges for PAA marketing fees	$354	$433	$750	$857

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

Note 7—Supplemental Cash Flow Information

	Six Months Ended June 30,
	2004	2003
	(amounts in thousands)
Cash payments for interest	$4,138	$10,209

Cash payments for taxes	$2,725	$2,802

Stock compensation plans—common stock issued for no cash payment
Shares	227	17

Amount	$3,285	$183

The acquisition of Nuevo involved non-cash consideration as follows (in thousands of dollars):

Common stock issued	$575,023
Stock options assumed	4,389
Senior Subordinated Notes	162,945
Bank Credit Facility	140,000
TECONS	103,815
Current liabilities	250,554
Other noncurrent liabilities	33,583
Deferred income tax liabilities	266,634
Asset retirement obligation	128,053

$1,664,996

Note 8—Property Divestments

In the first six months of 2004 we completed the sale of our interest in certain non-core producing properties in New Mexico, Texas, Mississippi, Louisiana and Illinois for proceeds of approximately $27.8 million. Our oil and gas interests in the Illinois Basin fell outside of our core areas of operation and as a result did not compete well for capital with the properties within our core areas. The Illinois properties also carried with them high operating costs. These factors led to the sale of our Illinois properties through an extensive auction process. The sale was completed through a stock purchase agreement with standard terms, including typical purchase price adjustments, representations and warranties, and assumption of liabilities by the purchaser for an adjusted purchase price of $14.2 million. The reserves attributable to our Illinois properties were not material in relation to our total reserves. As a result, we do not expect the sale of these properties to have a significant impact on future operations or our stockholders.

On April 8, 2004, Nuevo entered into definitive agreements for the sale of the stock of its subsidiaries that hold oil and gas interests in the Republic of Congo. The estimated fair value of our investment in these subsidiaries at June 30, 2004 is reflected on the balance sheet in current assets under the caption assets held for sale. The sale closed on July 30, 2004 and we received cash consideration of $60.5 million.

In December 2003, Nuevo sold its Tonner Hills residential development property for approximately $47.0 million. To date $40.7 of the purchase price has been received and the remainder is due upon completion of certain habitat restoration activities. The fair value of our investment in the property is reflected on the balance sheet in current assets under the caption assets held for sale. The $40.7 million that has been received to date is reflected on the balance sheet in current liabilities, as these amounts are accounted for as deposits until the completion of the habitat restoration activities.

After the consummation of the merger, we contracted to sell certain parcels of real estate acquired in the merger. Those transactions closed in May and June 2004 and we received $3.6 million in proceeds from the sales.

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2004

(in thousands)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$2,000	$6,683	$—	$8,683
Accounts receivable and other current assets	46,169	225,521	—	271,690
Inventories	3,930	2,785	—	6,715

	52,099	234,989	—	287,088

Property and Equipment, at cost
Oil and natural gas properties—full cost method
Subject to amortization	720,680	1,640,407	—	2,361,087
Not subject to amortization	12,491	169,183	—	181,674
Other property and equipment	9,198	518	—	9,716

	742,369	1,810,108	—	2,552,477
Less allowance for depreciation, depletion and amortization	(146,716)	(84,080)	—	(230,796)

	595,653	1,726,028	—	2,321,681

Investment in and Advances to Subsidiaries	1,464,637	—	(1,464,637)	—

Goodwill	—	215,164	—	215,164

Other Assets	23,518	6,456	—	29,974

	$2,135,907	$2,182,637	$(1,464,637)	$2,853,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$93,877	$128,611	$—	$222,488
Commodity hedging contracts	47,814	125,154	—	172,968
Current maturities on long-term debt	511	—	—	511

	142,202	253,765	—	395,967

Long-Term Debt	878,515	—	—	878,515

Other Long-Term Liabilities	66,827	197,785	—	264,612

Payable to Parent	—	1,405,214	(1,405,214)	—

Deferred Income Taxes	132,134	266,450	—	398,584

Stockholders’ Equity
Stockholders’ equity	1,006,789	95,819	(95,819)	1,006,789
Accumulated other comprehensive income	(90,560)	(36,396)	36,396	(90,560)

	916,229	59,423	(59,423)	916,229

	$2,135,907	$2,182,637	$(1,464,637)	$2,853,907

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 30, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$30,242	$69,322	$—	$99,564
Gas sales	4,636	48,072	—	52,708
Other operating revenues	—	498	—	498

	34,878	117,892	—	152,770

Costs and Expenses
Production costs	14,012	35,067	—	49,079
General and administrative	10,215	3,007	—	13,222
Depreciation, depletion, amortization and accretion	1,891	29,977	—	31,868

	26,118	68,051	—	94,169

Income from Operations	8,760	49,841	—	58,601
Other Income (Expense)
Equity in earnings of subsidiaries	18,636	—	(18,636)	—
Debt extinguishment costs	—	(19,691)	—	(19,691)
Gain (loss) on derivatives	—	(1,191)	—	(1,191)
Interest expense	(6,885)	(1,722)	—	(8,607)
Interest and other income (expense)	51	1,557	—	1,608

Income Before Income Taxes	20,562	28,794	(18,636)	30,720
Income tax expense
Current	—	44	—	44
Deferred	(1,669)	(10,202)	—	(11,871)

Net Income	$18,893	$18,636	$(18,636)	$18,893

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 30, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$31,564	$15,970	$—	$47,534
Gas sales	4,125	11,999	—	16,124
Other operating revenues	—	200	—	200

	35,689	28,169	—	63,858

Costs and Expenses
Production costs	12,511	12,010	—	24,521
General and administrative	8,855	570	—	9,425
Depreciation, depletion, amortization and accretion	5,488	5,333	—	10,821

	26,854	17,913	—	44,767

Income from Operations	8,835	10,256	—	19,091
Other Income (Expense)
Equity in earnings of subsidiaries	6,321	—	(6,321)	—
Gain (loss) on derivatives	—	1,466	—	1,466
Interest expense	(4,205)	(1,133)	—	(5,338)
Interest and other income (expense)	(200)	—	—	(200)

Income Before Income Taxes	10,751	10,589	(6,321)	15,019
Income tax expense
Current	644	(1,892)	—	(1,248)
Deferred	(2,495)	(2,376)	—	(4,871)

Net Income	$8,900	$6,321	$(6,321)	$8,900

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED JUNE 30, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$61,656	$87,179	$—	$148,835
Gas sales	8,851	87,311	—	96,162
Other operating revenues	—	734	—	734

	70,507	175,224	—	245,731

Costs and Expenses
Production costs	28,416	51,512	—	79,928
General and administrative	29,203	4,111	—	33,314
Depreciation, depletion, amortization and accretion	4,570	43,865	—	48,435

	62,189	99,488	—	161,677

Income from Operations	8,318	75,736	—	84,054
Other Income (Expense)
Equity in earnings of subsidiaries	29,563		(29,563)	—
Debt extinguishment costs	—	(19,691)		(19,691)
Gain (loss) on derivatives	—	(1,191)	—	(1,191)
Interest expense	(7,373)	(8,164)	—	(15,537)
Interest and other income (expense)	313	(8)	—	305

Income Before Income Taxes	30,821	46,682	(29,563)	47,940
Income tax expense
Current	—	(144)	—	(144)
Deferred	(1,530)	(16,975)	—	(18,505)

Net Income	$29,291	$29,563	$(29,563)	$29,291

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED JUNE 30, 2003

(in thousands)9

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$63,786	$31,175	$—	$94,961
Gas sales	8,229	11,999	—	20,228
Other operating revenues	—	407	—	407

	72,015	43,581	—	115,596

Costs and Expenses
Production costs	25,190	20,344	—	45,534
General and administrative	11,490	1,011	—	12,501
Depreciation, depletion, amortization and accretion	11,652	7,474	—	19,126

	48,332	28,829	—	77,161

Income from Operations	23,683	14,752	—	38,435
Other Income (Expense)
Equity in earnings of subsidiaries	8,617	—	(8,617)	—
Gain (loss) on derivatives	—	1,466	—	1,466
Interest expense	(7,374)	(2,820)	—	(10,194)
Interest and other income (expense)	(176)	9	—	(167)

Income Before Income Taxes and Cumulative Effect of Accounting Change	24,750	13,407	(8,617)	29,540
Income tax expense
Current	870	(3,299)	—	(2,429)
Deferred	(7,472)	(2,136)	—	(9,608)

Income Before Cumulative Effect of Accounting Change	18,148	7,972	(8,617)	17,503
Cumulative effect of accounting change, net of tax	11,679	645	—	12,324

Net Income	$29,827	$8,617	$(8,617)	$29,827

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2004

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,291	$29,563	$(29,563)	$29,291
Items not affecting cash flows from operating activities
Equity in earnings of subsidiaries	(29,563)	—	29,563	—
Depreciation, depletion, amortization and accretion	4,570	43,865	—	48,435
Loss (gain) on derivatives		1,191		1,191
Debt extinguishment costs		(4,453)		(4,453)
Deferred income taxes	1,530	16,975	—	18,505
Noncash compensation	17,873	—	—	17,873
Other noncash items	(79)	—	—	(79)
Change in assets and liabilities from operating activities net of effect of acquisition
Accounts receivable and other assets	(14,281)	22,693	—	8,412
Assets held for sale	—	10,917	—	10,917
Accounts payable and other liabilities	17,337	(28,556)	—	(11,219)

Net cash provided by operating activities	26,678	92,195	—	118,873

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(24,710)	(53,706)	—	(78,416)
Acquisition of Nuevo Energy Company, net of cash acquired	—	(13,744)	—	(13,744)
Proceeds from sales of oil and gas properties	—	27,844	—	27,844
Other	(5,202)	—	—	(5,202)

Net cash used in investing activities	(29,912)	(39,606)	—	(69,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in revolving credit facility	142,000	—	—	142,000
Proceeds from issuance of 7.125% Senior Notes	248,695	—	—	248,695
Retirement of debt assumed in acquisition of Nuevo Energy Company	—	(405,000)	—	(405,000)
Costs incurred in connection with financing arrangements	(6,724)	(1,075)	—	(7,799)
Advances/investments with affiliates	(378,957)	378,957	—	—
Derivative settlements	—	(19,762)	—	(19,762)
Other	(183)	—	—	(183)

Net cash provided by (used in) financing activities	4,831	(46,880)	—	(42,049)

Net increase (decrease) in cash and cash equivalents	1,597	5,709	—	7,306
Cash and cash equivalents, beginning of period	403	974	—	1,377

Cash and cash equivalents, end of period	$2,000	$6,683	$—	$8,683

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2003

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,827	$8,617	$(8,617)	$29,827
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	11,652	7,474	—	19,126
Gain on derivatives	—	(1,466)	—	(1,466)
Equity in earnings of subsidiaries	(8,617)	—	8,617	—
Deferred income taxes	7,472	2,136	—	9,608
Cumulative effect of adoption of accounting change	(11,679)	(645)		(12,324)
Stock appreciation rights and noncash compensation	2,685	—	—	2,685
Other noncash items	377	—	—	377
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(2,717)	3,467	—	750
Accounts payable and other liabilities	9,363	(15,298)	—	(5,935)

Net cash provided by operating activities	38,363	4,285	—	42,648

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(37,275)	(9,505)	—	(46,780)
Acquisitions, net of cash acquired	—	(266,617)	—	(266,617)
Other	(737)	(3)	—	(740)

Net cash used in investing activities	(38,012)	(276,125)	—	(314,137)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in revolving credit facility	197,200	—	—	197,200
Proceeds from debt issuance	80,061			80,061
Debt issuance costs	(4,069)			(4,069)
Advances/investments with affiliates	(274,279)	274,279		—
Other	735	—	—	735

Net cash provided by (used in) financing activities	(352)	274,279	—	273,927

Net increase (decrease) in cash and cash equivalents	(1)	2,439	—	2,438
Cash and cash equivalents, beginning of period	1,004	24	—	1,028

Cash and cash equivalents, end of period	$1,003	$2,463	$—	$3,466

Item 2—Management’s	Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in connection with the information contained in the consolidated financial statements and notes thereto included elsewhere in this report.

Overview

Plains Exploration & Production Company (“Plains”, “PXP”, “us”, “our”, or “we”) is an independent oil and gas company primarily engaged in the activities of acquiring, exploiting, developing and producing oil and gas in the United States. We own oil and gas properties in six states with principal operations in:

•	the Los Angeles, San Joaquin, Santa Maria and Ventura Basins onshore and offshore California;

•	the Gulf Coast Basin onshore and offshore Louisiana;

•	the East Texas Basin in east Texas and north Louisiana; and

•	the Permian Basin in Texas.

Assets in our principal focus areas include mature properties with long-lived reserves and significant development and exploitation opportunities as well as newer properties with development, exploitation and exploration potential. We have historically hedged portions of our oil and gas production to manage our exposure to commodity price risk

We reported net income of $29.3 million, or $0.58 per diluted share for the first six months of 2004 compared to net income of $29.8 million, or $1.12 per diluted share for the first six months of 2003. Net income includes the effect of the properties in our acquisition of Nuevo Energy Company, or Nuevo, which are included in our results effective May 14, 2004 and the effect of the properties in our acquisition of 3TEC Energy Corporation, or 3TEC, which are included in our results effective June 1, 2003. Net income for the first half of 2003 includes a non-cash, after-tax $12.3 million credit related to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”.

Income before the cumulative effect of accounting change increased to $29.3 million in the first half of 2004 from $17.5 million in the first half of 2003. The improvement is primarily attributable to higher oil and gas sales as a result of increased sales volumes due to the Nuevo and 3TEC properties and increased oil and gas prices. These increases were partially offset by debt extinguishment costs, expenses related to stock appreciation rights and higher operating expenses due to the properties acquired from Nuevo and 3TEC.

Our primary sources of liquidity are cash generated from our operations and our revolving credit facility. At June 30, 2004 we had approximately $141.5 million of availability under our revolving credit facility. We expect to spend between $115 million and $125 million for capital expenditures during the six months ending December 31, 2004. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our revolving credit facility to meet our short-term and long-term normal recurring operating needs, debt service obligations, contingencies and anticipated capital expenditures.

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties. We hedge to limit our commodity price exposure. The level of hedging activity depends on our view of market conditions, available hedge prices and our operating strategy. Under our hedging program, we typically hedge up to 70%-75% of our production for the current year, up to 40%-50% of our production for the next year and up to 25%-40% of our production for the following year. We may hedge to the higher end of the range depending on attractive price levels and expected capital spending requirements. Our hedging activities mitigate our exposure to price declines and allow us the flexibility to continue to execute our capital plan even if prices decline during the period our hedges are in place. In addition, the majority of our capital expenditures are discretionary and could be curtailed if our cash flows declined from expected levels.

Completion of our acquisition of Nuevo had a significant impact on our company. We now have a large proved reserve base that is over 70% proved developed, a significantly improved balance sheet and an attractive growth profile. The combined company is expected to generate significant cash flow that will be available for debt reduction and future growth opportunities.

Acquisition of Nuevo

On May 14, 2004 we acquired Nuevo in a stock-for-stock transaction. In the acquisition, each outstanding share of Nuevo common stock was converted into 1.765 shares of PXP common stock and Nuevo became our wholly owned subsidiary. The transaction required the issuance of 36.5 million additional PXP common shares (bringing the total outstanding PXP common shares to approximately 77.0 million), plus the assumption of $254 million in net debt and $115 million of $2.875 Term Convertible Securities, Series A, or TECONS. The transaction is expected to qualify as a tax free reorganization under Section 368(a) and to be tax free to our stockholders and to be tax free for the stock portion of the consideration received by Nuevo stockholders. We have accounted for the transaction as a purchase of Nuevo under purchase accounting rules and we continue to use the full cost method of accounting for our oil and gas properties.

In connection with our acquisition of Nuevo we have undertaken a series of transactions to refinance a portion of our and all of Nuevo’s outstanding debt (the “Recapitalization Transactions”). The Recapitalization Transactions include amendments to our credit facility and the indenture with respect to our 8.75% senior subordinated notes, our issuance of $250 million of 7.125% senior notes due 2014, a cash tender offer for Nuevo’s outstanding $150 million of 9.375% senior subordinated notes, the redemption of the TECONS and the termination of Nuevo’s credit facility. All of these transactions were successfully completed on or before June 30, 2004. See – Financing Activities.

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

Our oil and gas production expenses include salaries and benefits of personnel involved in production activities, steam gas costs, electric costs, maintenance costs, production, ad valorem and severance taxes, and other costs necessary to operate our producing properties. Depletion of capitalized costs of producing oil and gas properties is provided using the units of production method based upon proved reserves. For the purposes of computing depletion, proved reserves are redetermined as of the end of each year and on an interim basis when deemed necessary.

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

Results of Operations

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a barrel of oil equivalent (“BOE”) basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales Volumes
Oil and liquids (MBbls)	3,746	2,287	5,942	4,468
Gas (MMcf)	9,464	2,745	16,868	3,474
MBOE	5,323	2,745	8,753	5,047
Daily Average Sales Volumes
Oil and liquids (Bbls)	41,165	25,132	32,648	24,685
Gas (Mcf)	104,000	30,165	92,681	19,193
BOE	58,498	30,160	48,093	27,884
Unit Economics (in dollars)
Average Oil & Liquids Sales Price ($/Bbl)
Net realized price before hedging	$32.61	$24.70	$32.06	$27.14
Hedging revenue (expense) (1)	(6.03)	(3.92)	(7.01)	(5.88)

Net realized price	$26.58	$20.78	$25.05	$21.26

Average Gas Sales Price ($/Mcf)
Net realized price before hedging	$5.79	$5.88	$5.76	$5.83
Hedging revenue (expense) (2)	(0.22)	—	(0.06)	—

Net realized price	$5.57	$5.88	$5.70	$5.83

Average Realized Price per BOE	$28.61	$23.19	$27.99	$22.82

Costs and Expenses per BOE
Production costs
Lease operating expenses	$5.37	$5.93	$5.43	$6.05
Steam gas costs	1.38	0.28	0.95	0.29
Electricity	1.27	1.94	1.43	2.05
Production and ad valorem taxes	0.86	0.66	0.98	0.57
Gathering and transportation	0.34	0.12	0.34	0.06
G&A
G&A excluding items below	1.75	1.66	2.15	1.74
Stock appreciation rights	0.54	1.46	1.53	0.52
Merger related costs	0.20	0.31	0.12	0.22
DD&A per BOE (oil and gas properties)	5.49	3.52	5.06	3.36

(1)	Does not include $3.80 per barrel and $2.38 per barrel of cash settlement payments for the three and six months ended June 30, 2004, respectively, for hedges assumed in connection with the Nuevo and 3TEC mergers. Realized gains and losses on derivative instruments that are designated as a hedge and qualify for hedge accounting are generally included in oil and gas revenues in the period the hedged volumes are sold. However, in the case of the derivatives acquired in connection with our acquisitions of Nuevo and 3TEC, only changes in fair value subsequent to the acquisition date will be reflected in our oil and gas revenues. Cash settlements for the liability existing at the merger date are reflected as the payment of a liability.
(2)	Does not include $0.18 per Mcf and $0.53 per Mcf of cash settlement payments for the three months ended June 30, 2004 and 2003, respectively or $0.31 per Mcf and $0.42 per Mcf of cash settlement payments for the six months ended June 30, 2004 and 2003, respectively, for hedges assumed in connection with the Nuevo and 3TEC mergers.

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003

Oil and gas revenues.    Oil and gas revenues increased 139%, or $88.6 million, to $152.3 million for 2004 from $63.7 million for 2003. The increase is due to increased production volumes attributable to the properties acquired from Nuevo and 3TEC and higher realized prices. Our average realized price per BOE increased 23% to $28.61 and our production increased 94% to 5.3 MMBOE. Production attributable to the properties acquired from Nuevo and 3TEC was 3.3 MMBOE in the second quarter of 2004 compared to 0.4 MMBOE in the second quarter of 2003.

Oil revenues increased 109%, or $52.0 million, to $99.6 million for 2004 from $47.5 million for 2003, reflecting higher realized prices ($13.3 million) and higher production ($38.8 million). Our average realized price for oil increased 28%, or $5.80, to $26.58 per Bbl for 2004 from $20.78 per Bbl for 2003. The increase is primarily attributable to an improvement in the NYMEX oil price, which averaged $38.34 per Bbl in 2004 versus $28.91 per Bbl in 2003. Hedging had the effect of decreasing our average price per Bbl by $6.03 in 2004 compared to $3.92 per Bbl in 2003. Oil production increased 64% to 3.7 MMBbls in the second quarter of 2004 from 2.3 MMBbls in the second quarter of 2003. Production attributable to the properties acquired from Nuevo and 3TEC was 1.9 MMBbls in the second quarter of 2004 compared to 0.1 MMBbls in the second quarter of 2003

Gas revenues increased $36.6 million, to $52.7 million for 2004 from $16.1 million for 2003. A 6.7 Bcf increase in production volumes to 9.5 Bcf accounted for the increased gas revenues. The properties acquired from Nuevo and 3TEC accounted for 6.5 Bcf of the increase in 2004 production. Our average realized price for gas decreased 5%, or $0.30, to $5.57 per Mcf for 2004 from $5.87 per Mcf for 2003. In 2004 hedging revenues decreased our average price by $0.22 per Mcf.

Lease operating expenses.    Lease operating expenses (including steam gas costs and electricity) increased 91%, or $20.3 million, to $42.7 million for 2004 from $22.4 million for 2003, primarily due to the properties acquired from Nuevo and 3TEC. The properties acquired from Nuevo and 3TEC accounted for $26.9 million of the 2004 operating expenses compared to $1.4 million in 2003. The decrease in lease operating expenses from our existing properties reflects the sale of our Illinois properties in the first quarter of 2004. On a per unit basis, lease operating expenses decreased to $8.02 per BOE in 2004 versus $8.15 per BOE in 2003.

Production and ad valorem taxes.    Production and ad valorem taxes increased $2.8 million, to $4.6 million for 2004 from $1.8 million for 2003 primarily due to the properties acquired from Nuevo and 3TEC. The properties acquired from Nuevo and 3TEC accounted for $3.2 million of such costs in 2004 compared to $0.7 million in 2003.

Gathering and transportation expenses.    Gathering and transportation expenses increased $1.5 million, to $1.8 million for 2004 from $0.3 million for 2003. These are costs incurred to deliver oil and gas produced from certain of the properties acquired from Nuevo and 3TEC to the sales point.

General and administrative expense.    G&A expense, excluding amounts attributable to stock appreciation rights, or SARs, and merger related costs, increased 104%, or $4.7 million, to $9.3 million for 2004 from $4.6 million for 2003. The increase is primarily a result of increased costs resulting from the Nuevo and 3TEC acquisitions.

G&A expense related to outstanding stock appreciation rights or SARs was $2.9 million and $4.0 million for the three months ended June 30, 2004 and 2003, respectively. Accounting for SARs requires that we record an expense or credit for vested or deemed vested SARs depending on whether, during the period, our stock price either rose or fell, respectively. The $2.9 million of expense for the second quarter of 2004 reflects additional vesting of outstanding SARs rather than an increase in our stock price. Our stock price at June 30, 2004 was $18.35 versus $18.64 on March 31, 2004. The $4.0 million of SARs expense in the second quarter of 2003 primarily reflects an increase in our stock price.

G&A expense for 2004 and 2003 includes $1.0 million and $0.9 million, respectively, of merger related expenses consisting primarily of severance and other compensation costs and accounting system integration and conversion expenses.

G&A expense does not include amounts capitalized as part of our acquisition, exploration and development activities. We capitalized $3.3 million and $2.5 million of G&A expense in the second quarter of 2004 and 2003, respectively.

Depreciation, depletion, amortization and accretion, or DD&A.    DD&A expense increased 195%, or $21.1 million, to $31.9 million for 2004 from $10.8 million for 2003. Approximately $19.6 million of the increase was attributable to our oil and gas DD&A due to a higher per unit rate and higher production. Our oil and gas unit of production rate increased to $5.49 per BOE in 2004 compared to $3.52 per BOE in 2003. The increase primarily reflects the effect of the Nuevo and 3TEC acquisitions. The remaining increase is attributable to amortization of debt issue costs and accretion expense.

Interest expense.    Interest expense increased 62%, or $3.3 million, to $8.6 million for 2004 from $5.3 million for 2003 primarily due to higher outstanding debt as a result of the Nuevo and 3TEC acquisitions. Interest expense does not include interest capitalized on oil and gas properties not subject to amortization. We capitalized approximately $1.9 million and $0.5 million of interest in 2004 and 2003, respectively.

Debt extinguishment costs.    In connection with the retirement of the debt assumed in the acquisition of Nuevo we recorded $19.7 million of debt extinguishment consisting primarily of a $6.6 million loss on the repurchase of all $150 million of Nuevo’s outstanding 9 3/8% Senior Subordinated Notes and a $13.1 million loss on redemption of all outstanding $118 million aggregate principal amount of Nuevo’s 5.75% Convertible Subordinated Debentures due December 15, 2026.

Gain (loss) on derivatives.    Gain (loss) on derivatives in the second quarter of 2004 includes $4.6 million of cash payments and $5.0 million for the increase in fair value of derivative instruments that do not qualify for hedge accounting. Such amount for the second quarter of 2003 represents a $1.5 million increase in the fair value of derivative instruments that do not qualify for hedge accounting.

Income tax expense.    Income tax expense increased to $11.8 million for 2004 from $6.1 million for 2003 due to higher pre-tax income. Our overall effective tax rate decreased to 38% in 2004 from 41% in 2003. Our current expense in the second quarter reflected a small benefit as our effective current rate for the first half of the year was lower than our estimated rate at the end of the first quarter. Our currently payable effective tax rate was 8% for 2003. The decreased currently payable effective rate in 2004 primarily reflects the tax loss on the sale of our Illinois properties and the effect of the Nuevo acquisition.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

Oil and gas revenues.    Oil and gas revenues increased 113%, or $129.8 million, to $245.0 million for 2004 from $115.2 million for 2003. The increase is due to increased production volumes attributable to the properties acquired from Nuevo and 3TEC and higher realized prices. Our average realized price per BOE increased 23% to $27.99 and our production increased 73% to 8.8 MMBOE. Production attributable to the properties acquired from Nuevo and 3TEC was 4.6 MMBOE in the first half of 2004 compared to 0.4 MMBOE in the first half of 2003.

Oil revenues increased 57%, or $53.8 million, to $148.8 million for 2004 from $95.0 million for 2003, reflecting higher realized prices ($17.0 million) and higher production ($36.9 million). Our average realized price for oil increased 18%, or $3.79, to $25.05 per Bbl for 2004 from $21.26 per Bbl for 2003. The increase is primarily attributable to an improvement in the NYMEX oil price, which averaged $36.75 per Bbl in 2004 versus $31.32 per Bbl in 2003. Hedging had the effect of decreasing our average price per Bbl by $7.01 in 2004 compared to $5.88 per Bbl in 2003. Oil production increased 33% to 5.9 MMBbls in 2004 from 4.5 MMBbls in 2003. Production attributable to the properties acquired from Nuevo and 3TEC was 2.1 MMBbls in 2004 compared to 0.1 MMBbls in 2003

Gas revenues increased $75.9 million, to $96.1 million in 2004 from $20.2 million in 2003. A 13.4 Bcf increase in production volumes to 16.9 Bcf accounted for the increased gas revenues. The properties acquired from Nuevo and 3TEC accounted for 13.1 Bcf of the increase in 2004 production. Our average realized price for gas decreased 2%, or $0.13, to $5.70 per Mcf for 2004 from $5.83 per Mcf for 2003. In 2004 hedging revenues decreased our average price by $0.06 per Mcf.

Lease operating expenses.    Lease operating expenses (including steam gas costs and electricity) increased 61%, or $26.0 million, to $68.4 million for 2004 from $42.4 million for 2003, primarily due to the properties acquired from Nuevo and 3TEC. The properties acquired from Nuevo and 3TEC accounted for $32.2 million of the 2004 operating expenses compared to $1.4 million in 2003. The decrease in lease operating expenses from our existing properties reflects the sale of our Illinois properties in the first quarter of 2004. On a per unit basis, lease operating expenses decreased to $7.81 per BOE in 2004 versus $8.39 per BOE in 2003.

Production and ad valorem taxes.    Production and ad valorem taxes increased $5.7 million, to $8.6 million for 2004 from $2.9 million for 2003 primarily due to the properties acquired from Nuevo and 3TEC. The properties acquired from Nuevo and 3TEC accounted for $6.0 million of such costs in 2004 compared to $0.7 million in 2003.

Gathering and transportation expenses.    Gathering and transportation expenses increased $2.7 million, to $3.0 million for 2004 from $0.3 million for 2003. These are costs incurred to deliver oil and gas produced from certain of the properties acquired from Nuevo and 3TEC to the sales point.

General and administrative expense.    G&A expense, excluding amounts attributable to stock appreciation rights, or SARs, and merger related costs, increased 115%, or $10.0 million, to $18.8 million for 2004 from $8.8 million for 2003. The increase is primarily a result of increased costs resulting from the Nuevo and 3TEC acquisitions.

G&A expense related to outstanding stock appreciation rights or SARs was $13.4 million and $2.6 million in 2004 and 2003, respectively. Accounting for SARs requires that we record an expense or credit for vested or deemed vested SARs depending on whether, during the period, our stock price either rose or fell, respectively. The $13.4 million of expense in 2004 reflects additional vesting of outstanding SARs as well as an increase in our stock price. Our stock price at June 30, 2004 was $18.35 versus $15.39 on December 31, 2003. The $2.6 million of SARs expense in 2003 primarily reflects an increase in our stock price.

G&A expense for 2004 and 2003 includes $1.0 million and $1.1 million, respectively, of merger related expenses consisting primarily of severance and other compensation costs and accounting system integration and conversion expenses.

G&A expense does not include amounts capitalized as part of our acquisition, exploration and development activities. We capitalized $6.8 million and $4.6 million of G&A expense in 2004 and 2003, respectively.

Depreciation, depletion, amortization and accretion, or DD&A.    DD&A expense increased 153%, or $29.3 million, to $48.4 million in 2004 from $19.1 million in 2003. Approximately $27.3 million of the increase was attributable to our oil and gas DD&A due to a higher per unit rate and higher production. Our oil and gas unit of production rate increased to $5.06 per BOE in 2004 compared to $3.36 per BOE in 2003. The increase primarily reflects the effect of the Nuevo and 3TEC acquisitions. The remaining increase is attributable to amortization of debt issue costs and accretion expense.

Interest expense.    Interest expense increased 52%, or $5.3 million, to $15.5 million for 2004 from $10.2 million for 2003 primarily due to higher outstanding debt as a result of the Nuevo and 3TEC acquisitions. Interest expense does not include interest capitalized on oil and gas properties not subject to amortization. We capitalized approximately $2.8 million and $0.9 million of interest in 2004 and 2003, respectively.

Debt extinguishment costs.    In connection with the retirement of the debt assumed in the acquisition of Nuevo we recorded $19.7 million of debt extinguishment consisting primarily of a $6.6 million loss on the repurchase of all $150 million of Nuevo’s outstanding 9 3/8% Senior Subordinated Notes and a $13.1 million loss on redemption of all outstanding $118 million aggregate principal amount of Nuevo’s 5.75% Convertible Subordinated Debentures due December 15, 2026.

Gain (loss) on derivatives.    Gain (loss) on derivatives in 2004 includes $5.6 million of cash payments and $4.4 million for the increase in fair value of derivative instruments that do not qualify for hedge accounting. Such amount for 2003 represents a $1.5 million increase in the fair value of derivative instruments that do not qualify for hedge accounting.

Income tax expense.    Income tax expense increased to $18.7 million for 2004 from $12.0 million for 2003 due to higher pre-tax income, partially offset by a decrease in our overall effective tax rate. Our overall effective tax rate decreased to 39% in 2004 from 41% in 2003. Our currently payable effective tax rate was less than 1% for 2004 as compared to 8% for 2003. The decreased currently payable effective rate in 2004 primarily reflects the tax loss on the sale of our Illinois properties and the effect of the Nuevo acquisition.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our revolving credit facility. At June 30, 2004 we had approximately $141.5 million of availability under our revolving credit facility. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our revolving credit facility to meet our short-term and long-term normal recurring operating needs, debt service obligations, contingencies and anticipated capital expenditures.

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

At June 30, 2004 we had a working capital deficit of approximately $108.9 million. Approximately $105.7 million of the working capital deficit is attributable to the fair value of our commodity derivative instruments (net of related deferred income taxes). In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, the fair value of all derivative instruments is recorded on the balance sheet. The hedge agreements provide for monthly settlement based on the differential between the agreement price and actual NYMEX oil price. Cash received for sale of physical production will be based on actual market prices and will generally offset any gains or losses realized on the derivative instruments. In addition, $20.5 million of the working capital deficit is attributable to the in-the-money value of stock appreciation rights that were deemed vested at June 30, 2004.

On April 8, 2004, Nuevo entered into definitive agreements for the sale of the stock of its subsidiaries that hold oil and gas interests in the Republic of Congo. The estimated fair value of our investment in these subsidiaries at June 30, 2004 is reflected on the balance sheet in current assets under the caption assets held for sale. The sale closed on July 30, 2004 and we received cash consideration of $60.5 million.

Financing Activities

In connection with our acquisition of Nuevo, we completed the Recapitalization Transactions described below to refinance a portion of our and all of Nuevo’s outstanding debt. In connection with the Recapitalization Transactions we recognized a $19.7 million pre-tax loss on early extinguishment of debt in the second quarter of 2004.

Senior Revolving Credit Facility.    On May 14, 2004 and on May 28, 2004 we amended our three-year, $500 million senior revolving credit facility with a group of lenders and with JPMorgan Chase Bank serving as administrative agent. This credit facility provides for a current borrowing base of $650 million that will be redetermined on a semi-annual basis, with us and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on the Company’s oil and gas properties, reserves, other indebtedness and other relevant factors. The credit facility has commitments for up to $500 million in borrowings. Additionally, the credit facility contains a $50.0 million sub-limit on letters of credit. This amended credit facility matures on April 4, 2007. To secure borrowings, we pledged 100% of the shares of stock of our domestic subsidiaries and gave mortgages covering 80% of the total present value of our domestic oil and gas properties.

Amounts borrowed under the credit facility bear an annual interest rate, at our election, equal to either: (i) the Eurodollar rate, which is based on LIBOR, plus a margin ranging from 1.25% to 1.875%; or (ii) the greatest of (1) the prime rate, as determined by JPMorgan Chase Bank, (2) the certificate of deposit rate, plus 1.0%, and (3) the federal funds rate, plus 0.5%; plus an additional variable amount ranging from 0% to 0.625% for each of (1)-(3). The additional variable amount of interest payable on outstanding borrowings is based on (1) the utilization rate as a percentage of the total amount of funds borrowed under the credit facility to the borrowing base and (2) our long-term debt rating. Commitment fees and letter of credit fees under the credit facility are based on the utilization rate and our long-term debt rating. Commitment fees range from 0.3% to 0.5% of the amount available for borrowing. Letter of credit fees range from 1.25% to 1.875%. The issuer of any letter of credit receives an issuing fee of 0.125% of the undrawn amount. The effective interest rate on our borrowings under this revolving credit facility was 2.7% at June 30, 2004.

The credit facility contains negative covenants that limit our ability, as well as the ability of our subsidiaries, among other things, to incur additional debt, pay dividends on stock, make distributions of cash or property, change the nature of our business or operations, redeem stock or redeem subordinated debt, make investments, create liens, enter into leases, sell assets, sell capital stock of subsidiaries, guarantee other indebtedness, enter into agreements that restrict dividends from subsidiaries, enter into certain types of swap agreements, enter into gas imbalance or take-or-pay arrangements, merge or consolidate and enter into transactions with affiliates. In addition, the credit facility requires us to maintain a current ratio, which includes availability under the credit facility, of at least 1.0 to 1.0 and a minimum tangible net worth requirement.

At June 30, 2004, we had $353.0 million in borrowings and $5.5 million in letters of credit outstanding under the credit facility. At that date we were in compliance with the covenants contained in the credit facility and could have borrowed the full amount available under the credit facility.

$250 Million Senior Notes Offering.    On June 30, 2004 we completed the private placement under Rule 144A and Regulation S of the Securities Act of 1933 of $250 million in aggregate principal amount of ten year senior unsecured notes (the “7.125% Notes”). The notes were issued at 99.478% and bear interest at 7.125% with a yield to maturity of 7.2%. Proceeds from the 7.125% Notes plus borrowings under our credit facility were used to repurchase Nuevo’s 9 3/8% senior subordinated notes due 2010 (the 9 3/8% Notes), and redeem Nuevo’s 5.75% convertible subordinated debentures due December 15, 2026 (which resulted in the redemption of the outstanding $2.875 term convertible securities, Series A, issued by a financing trust owned by Nuevo).

The 7.125% Notes and subsidiary guarantees are senior obligations of ours and our subsidiary guarantors. Accordingly, they rank:

•	pari passu in right of payment to our and our subsidiary guarantors’ existing and future senior unsecured indebtedness;

•	senior in right of payment to our and our subsidiary guarantors’ existing and future subordinated indebtedness;

•	effectively junior in right of payment to our and our subsidiary guarantors’ secured indebtedness to the extent of the value of the collateral securing that indebtedness; and

•	effectively subordinated in right of payment to all existing and future indebtedness and other liabilities of non-guarantor subsidiaries (other than indebtedness and other liabilities owed to us, if any).

The indenture governing the 7.125% Notes contains covenants that limit our ability, as well as the ability of our subsidiaries, among other things, to incur additional indebtedness, make certain investments, pay dividends, or make other distributions on capital stock or redeem or repurchase capital stock or subordinated indebtedness, sell assets, incur dividends or other payment restrictions affecting subsidiaries, enter into transactions with affiliates, create liens, merge, consolidate and transfer assets and enter into different lines of business. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase.

On and after June 15, 2009, we may redeem all or part of the 7.125% Notes at our option, at 103.563% of the principal amount for the twelve-month period beginning June 15, 2009, at 102.375% of the principal amount for the twelve-month period beginning June 15, 2010, at 101.188% of the principal amount for the twelve-month period beginning June 15, 2011 and at 100% of the principal amount thereafter. In each case, accrued interest is payable to the date of redemption. In addition, before June 15, 2009, we may redeem all or part of the 7.125% Notes at the make-whole price set forth under the indenture. At any time prior to June 15, 2007, we may redeem up to 35% of the 7.125% Notes with the net cash proceeds of certain equity offerings at the redemption price set forth under the indenture.

Tender Offer for Nuevo’s 9 3/8% Senior Subordinated Notes due 2010.    On June 30, 2004, Nuevo completed the repurchase of all $150 million of its outstanding 9 3/8% Senior Subordinated Notes. Nuevo paid $1,150.08 per $1,000 principal amount of 9 3/8% Notes tendered (comprising the tender offer price of $1,107.16, plus accrued interest through June 29, 2004 of $22.92, plus the consent payment of $20.00). The tender offer and consent payment totaled $169.1 million.

Nuevo had an interest rate swap with a notional amount of $100.0 million to hedge a portion of the fair value of the 9 3/8% Notes which was cancelled for total consideration of $1.7 million.

Redemption of TECONS.    On June 30, 2004, Nuevo completed the redemption of all outstanding $118 million aggregate principal amount of its 5.75% Convertible Subordinated Debentures due December 15, 2026 (the “TECON Debentures”), the proceeds of which were used by Nuevo’s wholly-controlled financing trust to redeem all of the trust’s outstanding $115.0 million of TECONS for total consideration of $117.0 million, which were publicly held, and all outstanding $3.0 million of $2.875 term convertible securities held by Nuevo. The redemption was completed on June 29, 2004.

Consent Solicitation for Our 8.75% Senior Subordinated Notes.    We solicited consents from the holders of our 8.75% Senior Subordinated Notes due 2012 (the “8.75% Notes”) to amend the indenture under which the 8.75% Notes were issued to make certain provisions more consistent with the indenture under which the 7.125% Notes were issued. The consent solicitation expired on June 18, 2004 and, having received the requisite consents, we executed an amended and restated indenture governing the 8.75% Notes, reflecting among other things, the changes for which consent was requested from the bond holders. We paid a consent payment of $7.50 per $1,000 of principal amount to holders of the 8.75% Notes ($2.1 million).

At June 30, 2004, we had $275.0 million principal amount of 8.75% Notes outstanding. The 8.75% Notes are our unsecured general obligations, are subordinated in right of payment to all of our existing and future senior indebtedness and are jointly and severally guaranteed on a full, unconditional basis by all of our existing and future domestic restricted subsidiaries. The 8.75% Notes are not redeemable until July 1, 2007. On or after that date they are redeemable, at our option, at 104.375% of the principal amount for the twelve-month period ending June 30, 2008, at 102.917% of the principal amount for the twelve-month period ending June 30, 2009, at 101.458% of the principal amount for the twelve-month period ending June 30, 2010 and at 100% of the principal amount thereafter. In each case, accrued interest is payable to the date of redemption. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase.

Cash Flows

	Six Months Ended June 30,
	2004	2003
	(in millions)
Cash provided by (used in):
Operating activities	$118.9	$42.6
Investing activities	(69.5)	(314.1)
Financing activities	(42.1)	273.9

Net cash provided by operating activities was $118.9 million and $42.6 million for the first six months of 2004 and 2003, respectively. The increase primarily reflects the effect of the properties acquired in the Nuevo and 3TEC acquisition and increased commodity prices.

Net cash used in investing activities was $69.5 million in the first six months of 2004 and $314.1 million in the first six months of 2003. Costs incurred in connection with our oil and gas acquisition, development and exploration activities totaled $78.4 million in 2004 compared to $46.8 million in 2003. Investing activities in 2004 include $13.7 million paid in connection with the Nuevo acquisition. Investing activities in 2003 include $266.6 million paid in connection with the 3TEC acquisition. Investing activities for 2004 also includes $27.8 million in proceeds from the sale of certain non-core producing properties in New Mexico, Texas, Mississippi, Louisiana and Illinois.

Net cash used in financing activities in the first six months of 2004 was $42.1 million. During the period borrowings under our credit facility increased $142.0 million and we received $248.6 million in proceeds from the issuance of our 7.125% Senior Notes. These proceeds and funds generated by our operations we used to retire $405.0 million in debt assumed in the Nuevo acquisition and to pay $7.8 million in debt financing costs and $19.8 million in derivative settlements. Net cash provided by financing activities in the first six months of 2003 was $273.9 million, primarily reflecting amounts borrowed to finance the 3TEC acquisition.

Capital Requirements

We have made and will continue to make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas. We expect to spend between $115 million and $125 million for capital expenditures during the six months ending December 31, 2004. We expect that 2004 capital expenditures will be funded with cash flow from our operations and our revolving credit facility.

We will incur cash expenditures upon the exercise of SARs, but our common shares outstanding will not increase. At June 30, 2004 we had approximately 3.1 million SARs outstanding of which 1.9 million were vested. If all of the vested SARs were exercised, based on $18.35, the price of our common stock as of June 30, 2004, we would pay $18.3 million to holders of the SARs. In the first six months of 2004 we made cash payments of $9.9 million for SARs that were exercised during that period.

Critical Accounting Policies and Factors that May Affect Future Results

Based on the accounting policies that we have in place, certain factors may impact our future financial results. Significant accounting policies related to commodity pricing and risk management activities, write-downs under full cost ceiling test rules, oil and gas reserves, stock appreciation rights and goodwill are discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2003.

Recent Accounting Pronouncements

In 2003, the SEC inquired of the FASB regarding the application of certain provisions of SFAS No. 141, Business Combinations, (“SFAS No. 141”) and SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) to oil and gas companies. SFAS Nos. 141 and 142 became effective for transactions subsequent to June 30, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that acquired intangible assets be disaggregated and reported separately from goodwill. Specifically, the SEC’s inquiry was based on whether costs of contract-based drilling and mineral use rights (“mineral rights”) should be recorded and disclosed as intangible assets under the guidance in SFAS Nos. 141 and 142. The current practice for us and the industry is to present oil and gas related assets, including mineral rights, as property and equipment (tangible assets) on the balance sheet. Subsequent to June 30, 2001, we entered into two business combinations and in each instance the majority of the purchase price was allocated to oil and gas properties.

The FASB recently issued FASB Staff Position (“FSP”) 141-1 and 142-1 that clarifies that mineral rights are tangible assets and have further amended FAS 141 and FAS 142 accordingly. The FASB has also issued an exposure draft of FSP FAS 142-b, “Application of FAS 142 to Oil- and Gas-Producing Entities”. The exposure draft states drilling and mineral rights of oil and gas producing entities are excluded from SFAS No. 142. FSP FAS 142-b is expected to be effective the first reporting period beginning after the date that it is finalized. If the guidance in this FSP results in the reclassification of an asset, prior period amounts on the statements of financial position shall be reclassified. Early application of this guidance is permitted in periods for which financial statements have not yet been issued.

Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements based on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “will”, “would”, “should”, “plans”, “likely”, “expects”, “anticipates”, “intends”, “believes”, “estimates”, “thinks”, “may”, and similar expressions, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things:

•	uncertainties inherent in the development and production of oil and gas and in estimating reserves;

•	unexpected difficulties in integrating our operations as a result of any significant acquisitions, including the recent acquisition of Nuevo;

•	unexpected future capital expenditures (including the amount and nature thereof);

•	impact of oil and gas price fluctuations;

•	the effects of our indebtedness, which could adversely restrict our ability to operate, could make us vulnerable to general adverse economic and industry conditions, could place us at a competitive disadvantage compared to our competitors that have less debt, and could have other adverse consequences;

•	the effects of competition;

•	the success of our risk management activities;

•	the availability (or lack thereof) of acquisition or combination opportunities;

•	the impact of current and future laws and governmental regulations;

•	environmental liabilities that are not covered by an effective indemnity or insurance, and

•	general economic, market, industry or business conditions.

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

Item 3—Qualitative and Quantitative Disclosures About Market Risks

We actively manage our exposure to commodity price fluctuations by hedging portions of our oil and gas production through the use of derivative instruments. The derivative instruments currently consist of oil and gas swaps, collars and option contracts entered into with financial institutions. We do not enter into derivative instruments for speculative trading purposes. Derivative instruments utilized to manage commodity price risk are accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value are recognized currently in our earnings as other income (expense). If a derivative is designated as a cash flow hedge and qualifies for hedge accounting, the unrealized gain or loss on the derivative is deferred in accumulated Other Comprehensive Income (“OCI”), a component of Stockholders’ Equity until the sale of the hedged oil and gas production. Realized gains and losses on derivative instruments that are designated as a hedge and qualify for hedge accounting are generally included in oil and gas revenues in the period the hedged volumes are sold. However, in the case of the derivatives acquired in connection with our acquisitions of Nuevo and 3TEC, only changes in fair value subsequent to the acquisition date will be reflected in our oil and gas revenues (see discussion below).

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

We assumed certain liabilities related to open derivative positions in connection with the Nuevo acquisition. In accordance with SFAS 141 and supported by Derivative Implementation Group, or DIG, issues related to SFAS 133 these derivative positions were recorded at fair value in the purchase price allocation as a liability of $132.5 million. The recognition of the derivative liability as do other liabilities assumed in connection with the acquisition resulted in an increase in the total purchase price which is allocated to the assets acquired, including any goodwill. The amounts allocated to oil and gas properties will result in higher DD&A expense to be charged to earnings over the life of our reserves. Because of this accounting treatment, only changes subsequent to the acquisition date in the fair value of the derivative positions assumed will result in adjustments to our oil and gas revenues upon settlement. For example, if the fair value of the derivative positions assumed do not change then upon the sale of the underlying production and corresponding settlement of the derivative positions, cash would be paid to the counterparties and there would be no reduction to oil and gas revenues related to the derivative positions. If, however, the actual sales price is different than the price assumed in the original fair value calculation the difference would be reflected as either a decrease or increase in oil and gas revenues, depending upon whether the sales price was higher or lower, respectively, than the price assumed in the original fair value calculation.

Pursuant to SFAS 149, Amendment of SFAS 133 on Derivative Instruments and Hedging Activities, the derivative instruments assumed in connection with the Nuevo acquisition are deemed to contain a significant financing element and all cash flows associated with these positions are reported as a financing activity in the statement of cash flows.

Derivative Instruments Designated as Cash Flow Hedges.

During the three months and six months ended June 30, 2004, deferred losses of $24.7 million and $42.9 million, respectively, were reclassified from OCI and charged to income as a reduction of oil and gas revenues and steam gas costs and we recognized $0.1 million and $0.2 million, respectively, for ineffectiveness of derivatives that qualify for hedge accounting. As of June 30, 2004, $85.7 million ($51.6 million, net of tax) of deferred net losses on derivative instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period. The amounts ultimately reclassified to earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement.

At June 30, 2004, we had the following open commodity derivative positions designated as cash flow hedges:

Period	Commodity	Instrument Type	Daily Volumes	Average Price	Index
Sales of Production
2004
3rd Quarter	Crude oil	Swap	38,300 /Barrels	$24.83	WTI
4th Quarter	Crude oil	Swap	39,500 /Barrels	$25.00	WTI
July–December	Natural gas	Swap	20,000 /MMBtu	$4.45	Henry Hub
3rd Quarter	Natural gas	Swap	10,500 /MMBtu	$4.50	Waha Socal
4th Quarter	Natural gas	Swap	14,500 /MMBtu	$4.64	Waha Socal
July–December	Natural gas	Collar	10,000 /MMBtu	$4.75 Floor–$5.67 Ceiling	Henry Hub
2005
1st Quarter	Crude oil	Swap	35,000 /Barrels	$24.84	WTI
2nd Quarter	Crude oil	Swap	32,000 /Barrels	$24.74	WTI
3rd Quarter	Crude oil	Swap	22,000 /Barrels	$24.25	WTI
4th Quarter	Crude oil	Swap	22,000 /Barrels	$24.25	WTI
1st Quarter	Natural gas	Swap	13,000 /MMBtu	$4.75	Waha Socal
2nd Quarter	Natural gas	Swap	9,500 /MMBtu	$4.66	Waha
3rd Quarter	Natural gas	Swap	5,000 /MMBtu	$4.40	Waha
4th Quarter	Natural gas	Swap	5,000 /MMBtu	$4.40	Waha
2006
January–December	Crude oil	Swap	15,000 /Barrels	$25.28	WTI
Purchases of Natural Gas
2004
July–December	Natural gas	Swap	8,000 /MMBtu	$3.91	Socal
2005
January–December	Natural gas	Swap	8,000 /MMBtu	$3.85	Socal

Location and quality differentials attributable to our properties are not included in the foregoing prices. Because of the quality and location of our oil and gas production, these adjustments will affect our net price. We have locked in an average fixed price differential to NYMEX of approximately $4.50 per barrel on approximately 16,000-17,000 barrels per day of production for 2004 under the terms of our crude oil sales contracts. In addition, substantially all of the crude oil production from the California properties acquired from Nuevo is sold under a contract that provides for pricing based on a fixed percentage of the NYMEX crude oil price for each type of crude oil produced in California.

Consequently, the actual price received for production from the properties acquired from Nuevo will vary with the production mix. The selling price for the crude oil production sold under this contract is expected to result in a net realized price of approximately 82% of NYMEX for the remainder of 2004, therefore, each WTI barrel hedges 1.22 barrels of physical production sold under this contract. At June 30, 2004 19,800 WTI barrels per day of production were designated as hedges of production under this sales contract.

We also have the following contracts for the purchase of natural gas:

Period	Commodity	Instrument Type	Daily Volumes	Average Price	Index
Purchases of Natural Gas
2004
July–December	Natural gas	Physical purchase	10,000 /MMBtu	$4.19	Socal
2005
January–December	Natural gas	Physical purchase	10,000 /MMBtu	$4.19	Socal

Derivative Instruments Not Designated as Hedging Instruments.

Certain of the collars assumed in connection with the acquisitions of 3TEC and Nuevo do not qualify for hedge accounting because the derivatives were out of the money at the acquisition date. In addition, the three-way collars assumed in connection with the Nuevo acquisition do not qualify for hedge accounting. These positions are marked-to-market with changes in fair value recognized currently as a derivative gain/loss. During the three months and six months ended June 30, 2004 we recognized a gain of $0.4 million and a loss of $1.2 million, respectively, from derivatives that do not qualify for hedge accounting.

At June 30, 2004, we had the following open commodity derivative positions that were not designated as hedging instruments:

Period	Commodity	Instrument Type	Daily Volumes	Average Price	Index
Sales of Production
2004
July–December	Crude oil	Three Way Collar	8,000 /Barrels	$19.28–$24.00–$31.00	WTI
July–December	Natural gas	Collar	20,000 /MMBtu	$4.00 Floor–$5.15 Ceiling	Henry Hub
2005
1st Quarter	Crude oil	Collar	4,300 /Barrels	$27.00 Floor–$31.75 Ceiling	WTI
2nd Quarter	Crude oil	Collar	6,800 /Barrels	$27.00 Floor–$30.40 Ceiling	WTI
3rd Quarter	Crude oil	Collar	14,400 /Barrels	$26.00 Floor–$30.03 Ceiling	WTI
4th Quarter	Crude oil	Collar	14,000 /Barrels	$26.00 Floor–$29.33 Ceiling	WTI

The fair value of outstanding crude oil and natural gas commodity derivative instruments and the change in fair value that would be expected from a 10% price decrease are shown in the table below (in millions):

	June 30,
	2004		2003
	Fair Value	Effect of 10% Price Decrease	Fair Value	Effect of 10% Price Decrease
Swaps and options contracts	$(271.0)	$100.0	$(47.6)	$44.0

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

The contract counterparties for our derivative commodity contracts are all major financial institutions with Standard & Poor’s ratings of A or better. Six of the financial institutions are participating lenders in our revolving credit facility, with one counterparty holding contracts that represent approximately 31% of the fair value of all open positions as of June 30, 2004.

Our management intends to continue to maintain hedging arrangements for a portion of our production. These contracts may expose us to the risk of financial loss in certain circumstances. Our hedging arrangements provide us protection on the hedged volumes if prices decline below the prices at which these hedges are set, but ceiling prices in our hedges may cause us to receive less revenues on the hedged volumes than we would receive in the absence of hedges.

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

Item 4—Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2004 are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During our fiscal quarter ended June 30, 2004, there was no significant change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2—Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	The indenture for our 8.75% Senior Subordinated Notes due 2012 was modified effective June 18, 2004 with the consent of more than 66% of the holders of the Notes. The Amended and Restated Indenture modified or eliminated certain covenants and related provisions to enhance the operating and financial flexibility of the Company. The modifications, among other things,

•	increase the amount of additional indebtedness the Company can incur;

•	increase the amount of restricted payments the Company may make and added or modified certain exceptions to restricted payments;

•	provide that certain additional covenants (debt incurrence test for mergers and acquisitions and limitation on affiliate transactions) will fall away when the notes become rated investment grade;

•	increase the amount of permitted investments that the Company may make;

•	permit the Company to create certain liens in the ordinary course of business; and

•	provide greater flexibility to the Company with respect to asset dispositions.

(b) (c) (d) and (e) Not applicable.

Item 4—Submission of Matters to a Vote of Securities Holders

The following items were presented for approval to stockholders of record on April 12, 2004 at the Company’s 2004 annual meeting of stockholders, held on May 14, 2004 in Houston, Texas:

		For	Against	Abstained or Withheld
(i)	Issuance of PXP common stock as a result of the merger with Nuevo Energy Company:	28,195,400	63,661	7,518
(ii)	Approval of amendment to certificate of incorporation to increase number of authorized common shares from 100,000,000 to 150,000,000	28,100,143	158,423	8,013
(iii)	Approval of 2004 Stock Incentive Plan:	25,322,229	2,751,557	192,792
(iv)	Election of Directors:

	James C. Flores	34,576,022	—	716,627
	Alan R. Buckwalter, III	34,665,261	—	627,388
	Jerry L. Dees	34,665,706	—	626,943
	Tom H. Delimitros	34,665,703	—	626,946
	John H. Lollar	34,664,675	—	627,974

(v)	Ratification of PricewaterhouseCoopers LLP, independent certified public accountants, as auditors of the Company’s financial statements for the fiscal year ended December 31, 2004:	35,101,498	184,562	6,590

Of the 40,454,891 shares of common stock issued and outstanding on April 12, 2004, 35,292,650 were present, either in person or by proxy.

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1*	Certificate of Amendment to the Certificate of Incorporation of Plains Exploration & Production Company dated May 14, 2004.

4.1*	Amended and Restated Indenture, dated as of June 18, 2004, among Plains Exploration & Production Company, Plains E&P Company, the Subsidiary Guarantor Parties Thereto, and J.P. Morgan Chase Bank, as Trustee.

4.2*	Second Supplemental Indenture, dated as of June 30, 2004, among Plains Exploration & Production Company, Plains E&P Company, the Subsidiary Guarantor Parties Thereto, and J.P. Morgan Chase Bank, as Trustee.

4.3	Plains Exploration & Production Company 2004 Stock Incentive Plan (incorporated by reference to Annex B to Plains Exploration & Production Company Amendment No. 1 to Form S-4 filed on April 12, 2004).

10.1*	First Amendment to Credit Agreement dated April 4, 2003, dated as of August 8, 2003 to be effective as of April 4, 2003, among, Plains Exploration & Production Company, each of the subsidiary guarantor parties thereto, each of the lenders that is a signatory thereto, and J.P. Morgan Chase Bank as administrative agent.

10.2*	Second Amendment to Credit Agreement dated April 4, 2003, dated as of May 14, 2004, among, Plains Exploration & Production Company, each of the subsidiary guarantor parties thereto, each of the lenders that is a signatory thereto, and J.P. Morgan Chase Bank as administrative agent.

10.3*	Plains Exploration & Production Company Form of Employment Agreement, Chief Executive Officer.

10.4*	Plains Exploration & Production Company Form of Employment Agreement, Executive Officer.

10.5*	Plains Exploration & Production Company 2004 Stock Incentive Plan, Form of Restricted Stock Unit Agreement.

10.6	Nuevo Energy Company 1990 Stock Option Plan (incorporated by reference to Exhibit 10.8 to Nuevo Energy Company Form S-1 dated July 13, 1992).

10.7	Nuevo Energy Company 1993 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to Nuevo Energy Company Form S-8 (No. 333-210630) filed on February 4, 1997).

10.8	Nuevo Energy Company 1999 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Nuevo Energy Company Form S-8 (No. 333-87899) filed on September 28, 1999).

10.9	Amendment to Nuevo Energy Company 1999 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Nuevo Energy Company Form S-8 filed on October 21, 2001).

10.10	Nuevo Energy Company 2001 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Nuevo Energy Company Form S-8 filed on October 21, 2001).

31.1*	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b) Reports on Form 8-K

Date	Item(s)
April 13, 2004	7
April 16, 2004	5, 7
April 20, 2004	9
May 6, 2004	5, 7
May 14, 2004	5, 7
May 17, 2004	5, 7
May 18, 2004	5, 7
May 27, 2004	9, 12
May 28, 2004	2, 7
May 28, 2004	5, 7
June 7, 2004	5, 7
June 14, 2004	5, 7
June 14, 2004	2, 7
June 15, 2004	5, 7
June 17, 2004	5, 7
June 21, 2004	5, 7

Items 3 & 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY.

Date: August 5, 2004	By:	/s/ STEPHEN A. THORINGTON
Stephen A. Thorington
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)