Form 10-K
period 2004-12-31
PLAINS EXPLORATION & PRODUCTION CO
filed 2005-03-16
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(Zip Code)

(713) 579-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒    No ☐

On February 28, 2005, there were 77.4 million shares of the registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $1.36 billion on June 30, 2004 (based on $18.35 per share, the last sale price of the Common Stock as reported on the New York Stock Exchange on such date).

DOCUMENTS INCORPORATED BY REFERENCE: The information required in Part III of the Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the registrant’s 2005 Annual Meeting of Stockholders.

PLAINS EXPLORATION & PRODUCTION COMPANY.

2004 ANNUAL REPORT ON FORM 10-K

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

All forward-looking statements in this report are made as of the date hereof, and you should not place undue certainty on these statements without also considering the risks and uncertainties associated with these statements and our business that are discussed in this report. Moreover, although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information. See Items 1 & 2.—“Business and Properties—Risk Factors” and Item 7.—”Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Factors That May Affect Future Results” in this report for additional discussions of risks and uncertainties.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the SEC’s Public Reference Room. Our SEC filings are also available to the public at the SEC’s website at www.sec.gov. No information from the SEC’s website is incorporated by reference herein. Our website is www.plainsxp.com. You may also obtain copies of our annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from our website. These documents are posted to our website as soon as reasonably practicable after we have filed or furnished these documents with the SEC. We have placed on our website copies of our Corporate Governance Guidelines, charters of our Audit, Organization and Compensation and Nominating and Corporate Governance Committees, and our Policy Concerning Corporate Ethics and Conflicts of Interest. Stockholders may request a printed copy of these governance materials by writing to the Corporate Secretary, Plains Exploration & Production Company, 700 Milam, Suite 3100, Houston, TX 77002.

GLOSSARY OF OIL AND GAS TERMS

The following are abbreviations and definitions of certain terms commonly used in the oil and gas industry and this document:

API gravity.    A system of classifying oil based on its specific gravity, whereby the greater the gravity, the lighter the oil.

Bbl.    One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

Bcfe.    One billion cubic feet of gas equivalent.

BOE.    One stock tank barrel equivalent of oil, calculated by converting gas volumes to equivalent oil barrels at a ratio of 6 Mcf to 1 Bbl of oil.

Development well.    A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

Differential.    An adjustment to the price of oil from an established spot market price to reflect differences in the quality and/or location of oil or gas.

Gas.    Natural gas.

MBbl.    One thousand barrels of oil or other liquid hydrocarbons.

MBOE.    One thousand BOE.

Mcf.    One thousand cubic feet of gas.

Mcfe.    One thousand cubic feet of gas equivalent.

MMBbl.    One million barrels of oil or other liquid hydrocarbons.

MMBOE.    One million BOE.

MMBtu.    One million British Thermal units. One British thermal unit is the amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

MMcf.    One million cubic feet of gas.

MMcfe.    One million cubic feet of gas equivalent.

Net production.    Production that is owned, less royalties and production due others.

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

Proved reserves.    Proved oil and gas reserves are the estimated quantities of oil, gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

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

Estimates of proved reserves do not include: (i) oil that may become available from known reservoirs but is classified separately as “indicated additional reserves”; (ii) oil, gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (iii) oil, gas, and natural gas liquids, that may occur in undrilled prospects; and (iv) oil, gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

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

Reserve additions.    Changes in proved reserves due to revisions of previous estimates, extensions, discoveries, improved recovery and other additions and purchases of reserves in-place.

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

The terms terms “development well”, “proved developed reserves”, “proved reserved” and “proved undeveloped reserves” are defined by the SEC. References herein to “Plains Exploration”, “Plains”, “PXP”, the “Company”, “we”, “us” and “our” mean Plains Exploration & Production Company.

Items 1 and 2.    Business and Properties.

General

We are an independent oil and gas company primarily engaged in the activities of acquiring, developing, exploiting, exploring and producing oil and gas properties in the United States. We own oil and gas properties in five states with principal operations in:

•	the Los Angeles and San Joaquin Basins onshore California;

•	the Santa Maria Basin offshore California

•	the Gulf Coast Basin onshore and offshore Louisiana, including the Gulf of Mexico;

•	the East Texas Basin in east Texas and north Louisiana; and

•	the Val Verde portion of the greater Permian Basin in Texas.

Assets in our principal focus areas include mature properties with long-lived reserves and significant development and exploitation opportunities as well as newer properties with development, exploitation and exploration potential. We have historically hedged portions of our oil and gas production to manage our exposure to commodity price risk.

Acquisition of Nuevo Energy Company

On May 14, 2004 we acquired Nuevo Energy Company (“Nuevo”) in a stock-for-stock transaction. In the acquisition, each outstanding share of Nuevo common stock was converted into 1.765 shares of PXP common stock and Nuevo became our wholly owned subsidiary. At the closing of this transaction we issued 36.5 million additional PXP common shares and assumed $254 million in net debt and $115 million of $2.875 Term Convertible Securities, Series A, or TECONS. The transaction is expected to qualify as a tax free reorganization under Section 368(a) of the Internal Revenue Code and to be tax free to our stockholders and to be tax free for the stock portion of the consideration received by Nuevo stockholders. We have accounted for the transaction as a purchase of Nuevo under purchase accounting rules and we continue to use the full cost method of accounting for our oil and gas properties.

In connection with our acquisition of Nuevo we completed a series of transactions to refinance a portion of our and all of Nuevo’s outstanding debt (the “Recapitalization Transactions”). The Recapitalization Transactions included amendments to our credit facility and the indenture governing our 8.75% senior subordinated notes, our issuance of $250 million of 7.125% senior notes due 2014, a cash tender offer for Nuevo’s outstanding $150 million of 9.375% senior subordinated notes, the redemption of the TECONS and the termination of Nuevo’s credit facility. All of these transactions were successfully completed on or before June 30, 2004. See—Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations—Financing Activities.

Acquisition of 3TEC Energy Corporation

On June 4, 2003, we acquired 3TEC Energy Corporation (“3TEC”) for approximately $312.9 million in cash and common stock plus $90.0 million to retire 3TEC’s outstanding debt. Prior to the acquisition, 3TEC was engaged in the upstream activities of acquiring, exploiting, developing and producing oil and gas in East Texas and the Gulf Coast region, both onshore and in the shallow waters of the Gulf of Mexico. In the transaction each 3TEC common share was converted into 0.85 of a share of our common stock and $8.50 in cash. In connection with the merger, we paid cash consideration to the 3TEC common shareholders of approximately $152.4 million and issued 15.3 million shares. In addition, we paid cash consideration of $8.3 million and issued 0.8 million common shares to redeem outstanding warrants. The cash portion of the purchase price was funded by the issuance of $75.0 million of senior subordinated notes and amounts borrowed under our revolving credit facility. We have accounted for the acquisition of 3TEC under purchase accounting rules effective June 1, 2003.

Acquisition of Oil and Gas Properties

We have entered into an agreement to acquire certain California producing oil and gas properties from a private company for $119 million. The properties, which currently produce approximately 2,000 BOE per day, are primarily located in the Los Angeles Basin of onshore California with some smaller properties located in adjacent Ventura County. The transaction is expected to close in the second quarter of 2005, subject to customary closing conditions. The acquisition will be financed under our existing credit facility.

Oil and Gas Reserves

We had estimated proved reserves of 419.3 MMBOE as of December 31, 2004, of which 84% was comprised of oil and 68% was proved developed. We have a total proved reserve life of over 16 years and a proved developed reserve life of over 11 years. We believe our long-lived, low production decline reserve base combined with our active hedging strategy should provide us with relatively stable and recurring cash flow. As of December 31, 2004 and based on year-end 2004 spot market prices of $43.45 per Bbl of oil and $6.15 per MMBtu of gas, as adjusted for area and quality differentials, our reserves had a PV-10 of $3.3 billion and a standardized measure of $2.2 billion.

The following table sets forth information with respect to our oil and gas properties as of and for the year ended December 31, 2004 (dollars in millions):

	Onshore California	Offshore California	Other	Total
Proved reserves
MMBOE	345.0	30.1	44.2	419.3
Percent oil	92%	96%	13%	84%
Proved Developed Reserves—MMBOE	221.3	28.2	35.1	284.6
2004 Production—MMBOE	12.6	4.2	6.1	22.9
PV-10 (1)	$2,603.7	$229.2	$509.0	$3,341.9
Standardized measure (2)				$2,236.7

(1)	Based on year-end 2004 spot market prices of $43.45 per Bbl of oil and $6.15 per MMBtu of gas as adjusted for area and quality differentials. PV-10 represents the standardized measure before deducting estimated future income taxes.
(2)	Estimated future income taxes are calculated on a combined basis using the statutory income tax rate, accordingly, the standardized measure is presented in total only.

The following table sets forth certain information with respect to our reserves based upon reserve reports prepared by the independent petroleum consulting firms of Netherland, Sewell & Associates, Inc. in 2004 and Netherland, Sewell & Associates, Inc. and Ryder Scott Company in 2003 and 2002. The reserve volumes and values were determined under the method prescribed by the SEC, which requires the application of year-end prices for each year, held constant throughout the projected reserve life.

	As of December 31,
	2004	2003	2002
	(dollars in thousands)
Oil and Gas Reserves
Oil (MBbls)
Proved developed	233,707	124,822	127,415
Proved undeveloped	117,696	102,906	112,746

	351,403	227,728	240,161

Gas (MMcf)
Proved developed	305,009	235,070	53,317
Proved undeveloped	102,391	84,107	23,837

	407,400	319,177	77,154

MBOE	419,303	280,924	253,020

PV-10 (1):
Proved developed	$2,639,190	$1,390,995	$916,373
Proved undeveloped	702,759	578,300	598,671

	$3,341,949	$1,969,295	$1,515,044

Standardized Measure	$2,236,719	$1,256,803	$883,507

Average year-end realized prices (2)
Oil (per Bbl)	$30.91	$28.22	$26.91
Gas (per Mcf)	$5.40	$5.53	$4.63
Year-end spot market prices
Oil (per Bbl)	$43.45	$32.52	$31.20
Gas (per Mcf)	$6.15	$5.97	$4.79
Reserve life (years) (3)	16.3	19.6	27.1

(1)	PV-10 represents the standardized measure before deducting estimated future income taxes. Our year-end 2004 PV-10 and standardized measure include future development costs related to proved undeveloped reserves of $142.0 million in 2005, $108.1 million in 2006 and $77.4 million in 2007.
(2)	Based on price in effect at year-end with adjustments based on location and quality. The market price for California crude oil differs from the established market indices due primarily to the higher transportation and refining costs associated with heavy oil. At the end of 2004 the basis differentials for California crude oil had widened significantly from prior years end. As a result, the difference between the year-end spot market price and our average year-end realized price for 2004 is significantly greater than in 2003 and 2002.
(3)	A measure of the productive life of an oil and gas property or a group of properties, expressed in years. Reserve life is calculated by dividing proved reserve volumes at year-end by production for that year. 2004 and 2003 are based on annualized fourth quarter production to reflect the effect of the Nuevo and 3TEC acquisitions and the sale of certain producing properties.

During the three-year period ended December 31, 2004 we participated in 38 exploratory wells, of which 25 were successful, and 352 development wells, 349 of which were successful. During this period, we incurred aggregate oil and gas acquisition, exploitation, development and exploration costs of $2.1 billion, approximately 97% of which was for acquisition, exploitation and development activities. During this period proved reserve additions totaled 291.2 MMBOE.

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

Since December 31, 2003 we have not filed any estimates of total net proved oil or gas reserves with any federal authority or agency other than the SEC.

Exploitation, Development and Exploration

We expect to continue our reserve and production growth through the exploitation and development of our existing inventory of projects in each of our primary operating areas. To complement the exploitation and development activities, we expect to continue to expand on our success in exploratory drilling by taking advantage of our exploratory projects in south Louisiana, Texas and the Gulf of Mexico. To implement the plans, we will focus on:

•	allocating investment capital prudently after rigorous evaluation;

•	optimizing production practices;

•	realigning and expanding injection processes;

•	performing stimulations, recompletions, artificial lift upgrades and other operating margin and reserve enhancements;

•	focusing geophysical and geological talent;

•	employing modern seismic applications;

•	establishing land and prospect inventory practices to reduce costs; and

•	using new technology applications in drilling and completion practices.

By implementing our exploitation, development and exploration plan, we seek to increase cash flows and enhance the value of our asset base. In doing so, we add to and enhance our proved reserves. During the three-year period ended December 31, 2004 our additions to proved reserves, excluding reserves added as a result of acquisition activities, totaled 53.4 MMBOE. During this period we incurred aggregate oil and gas exploitation, development and exploration costs of $378.0 million.

The Company has a $375 million capital budget for 2005. Approximately 40-45% of the budget is expected to be spent on California onshore projects and 10-15% is expected to be spent offshore California. Approximately 20-25% is expected to be spent in the Gulf Coast Basin onshore and offshore Louisiana and includes expected participation in new prospect areas in the Gulf of Mexico. The remainder of the budget is expected to be spent in the East Texas Basin and north Louisiana and the Permian Basin in west Texas. Approximately 85% of the budget is allocated toward reserve exploitation, development drilling and maintenance while 15% is allocated for exploration activities. The capital budget includes estimated capitalized general and administrative and interest expense of $25 million.

Description of Properties

Los Angeles and San Joaquin Basins in California

LA Basin

We essentially hold a 100% working interest in our LA Basin properties, including interests in the Montebello, Inglewood and Inglewood satellite fields, and operate approximately 543 production and 223 waterflood injection wells in the fields. The LA Basin properties are characterized by lighter crude (23 to 29 degree API), wells from 2,000 feet to over 10,000 feet at our Deep Inglewood project and include both primary production and waterfloods.

Seismic technology is being utilized to further evaluate the unproved reserves in our LA Basin properties and enhance development of proved undeveloped reserves: conventional 3-D seismic at the Inglewood field and innovative, passive seismic at one of the Inglewood satellite fields. Interpretation of the Inglewood 3-D data was initiated in 2003 and completed in January 2004 and drilling in the Deep Inglewood project started in February 2004. At the end of February 2005, 20 wells had been drilled and 17 are on line producing approximately 2,500 BOE per day. Three wells are being completed and two additional wells are drilling. This is the first application of 3-D seismic technology for exploitation of an onshore LA Basin oil field.

We also own approximately 480 acres of surface fee land in the Montebello field. We are currently in the process of seeking entitlements from the relevant regulatory agencies to enable residential and commercial real estate development on our fee lands as the Montebello field continues to mature.

In 2004, we spent $61.3 million on capital projects in the LA Basin. The Inglewood field accounted for $50.3 million or 82% of the capital associated with LA Basin projects. Our net average daily production from our LA Basin properties in the fourth quarter of 2004 was 16.2 MBOE per day.

San Joaquin Basin

We hold interests in the Cymric, Midway Sunset, South Belridge, Buena Vista Hills and various other fields in the San Joaquin Basin. Our San Joaquin properties are generally characterized by heavier oil (12 to 16 degree API) and shallow wells (generally less than 2,000 feet) that require cyclic and continuous thermal stimulation. These properties also produce lesser amounts of lighter oil and natural gas under primary recovery.

In 2004, we spent $28.2 million on capital projects in the San Joaquin Basin and drilled 58 wells. In the South Belridge field we spent $12.2 million and drilled 26 wells, in the Cymric field we spent $7.7 million and drilled 16 wells, in the Midway Sunset field we spent $5.4 million and drilled 14 wells and in the other fields we spent $2.9 million and drilled two wells. Our net average daily production from our San Joaquin Basin properties in the fourth quarter of 2004 was 28.7 MBOE per day.

Other Onshore California

We hold a 100% working interest (94% net revenue interest) in the Arroyo Grande field located in San Luis Obispo County, California. We also have surface and related development rights to approximately 1,047 acres (net to our interest) included in the 1,500-acre producing unit. The field is primarily under continuous steam injection. We have drilled wells to downsize the injection patterns in the currently developed area from five acres to one and a quarter acres to accelerate recoveries, and realigned steam injection within these areas to increase the efficiency of the recovery process.

Total proved reserves in Arroyo Grande Field were 54.8 MMBOE at December 31, 2004 with 49.2 MMBOE proved undeveloped which represents approximately 37% of our total proved undeveloped reserves. In 2004 we began final planning, engineering, and permitting for the installation of a reverse osmosis water treatment plant and water out-take pipeline needed to remove water from the producing reservoir and increase operating efficiency. We expect to install those facilities during 2005 and 2006 with completion anticipated in mid to late 2006. During 2005 we will continue with an active program of side-track drilling existing wells, converting existing wells to steam injection, and recompleting wells to open additional pay intervals. Accelerated drilling of new wells is anticipated in 2006. In the fourth quarter of 2004 our net production from the field averaged 1.7 MBOE per day.

Santa Maria Basin Offshore California

Point Arguello Unit.    We hold a 52.6% working interests in the Point Arguello unit and the various partnerships owning the related transportation, processing and marketing infrastructure. The sellers of those interests retained responsibility for certain abandonment costs, including: (1) removing, dismantling and disposing of the existing offshore platforms; (2) removing and disposing of all existing pipelines; and (3) removing, dismantling, disposing and remediating all existing onshore facilities. We are responsible for our 52.6% share of all other abandonment costs, primarily well-bore abandonments and conductor removals.

We are the operator for the Point Arguello unit, which consists of three offshore platforms. In 2004, we spent $4.1 million on capital projects and our net average daily oil production for the unit in the fourth quarter of 2004 was 3.8 MBOE per day.

P-0451 E/2 Development.    We are the operator of federal offshore lease P-0451 and have agreements in place between the P-0451 owners and the Point Arguello unit owners that will allow us to participate with at least a 52.6% working interest in the development of the east half of the P-0451 lease. We applied for and received all the appropriate permits or modifications to existing permits from federal, state, and local agencies to allow for drilling into the east half of offshore lease P-0451. The west half of lease P-0451 has already been developed as part of the Point Arguello unit.

In October 2004, we successfully completed the initial development well into the P-0451 E/2 field also known as the Rocky Point structure. A second well was placed on production in January 2005 and at the end of February the two wells were producing at a combined rate of approximately 4,500 barrels per day (gross). A third well was drilling in late February and we estimate up to five additional wells may be drilled to complete P-0451 E/2 exploitation. In 2004 we spent $15.5 million on capital projects on P-0451 E/2.

Point Pedernales.    As a result of the Nuevo acquisition, we acquired a 100% working interest in the Pt. Pedernales field which includes the onshore Lompoc facilities and one platform, which is utilized to exploit the Federal OCS Monterey Reservoir. In 2004 we spent $1.1 million on capital projects. Our net average daily production from our Pt. Pedernales field in the fourth quarter of 2004 was 5.7 MBOE per day. Efforts are also underway to obtain the necessary permits and leasehold rights to exploit the offsetting Tranquillon Ridge Monterey structure, utilizing directional wells drilled from the existing platform to a reservoir within the three mile state water limit.

Gulf Coast Basin Onshore and Offshore Louisiana

In 2004, we spent $30.3 million on exploration and development projects in this area. We drilled a total of 16 wells, six of which were successful (38% success rate). Our successful wells included one non-operated onshore well, four operated wells in state waters and one operated well in federal waters of the Gulf of Mexico. Planned 2005 activity includes two to three onshore wells, six to eight wells in state waters and five to seven wells in federal waters. Our net average daily oil and gas production for this area was 6.7 MBOE in the fourth quarter of 2004.

In 2003 we acquired an interest in the Breton Sound Extension area which is located east-southeast of New Orleans. We operate portions of the area (where we have a 56.25% working interest) and portions are operated by others (where we have a 37.5% working interest). The wells are in water depths of ten to twenty-five feet. In 2004 we drilled and completed our first operated well in federal waters, in Chandeleur Area 30, as an expansion of our Breton Sound Extension joint venture.

In 2004 we entered into a new joint venture covering six blocks in Main Pass area where two to three wells are planned for 2005. We have a 50% working interest in the joint venture which is operated by an industry partner.

We are pursuing additional opportunities and to date have acquired the right to participate in six “deep water” drilling opportunities in the Gulf of Mexico.

East Texas Basin and North Louisiana

As a result of the 3TEC merger we acquired interests included in the Rosewood, White Oak/Glenwood, Beckville, Carthage, East Henderson and Oak Hill fields in east Texas. The predominant producing formation is the Cotton Valley Sand gas reservoir with indicated potential additional pay in the shallower Travis Peak and Pettit formations. There are many proved undeveloped Cotton Valley drilling locations under regulatory field rules that now permit wells to be drilled on 80 acre spacing as opposed to 160 acre or larger spacing. At year-end 2004 we had 81 identified proved undeveloped locations in this area.

In 2004, we spent $25.6 million on exploitation and development projects on these properties and participated in the drilling of 45 development wells, all of which were successful. Our net average daily oil and gas production for this area was 6.3 MBOE in the fourth quarter of 2004.

Permian Basin in West Texas

As a result of the Nuevo acquisition we acquired an interest in the Pakenham field in west Texas which currently has 164 producing gas wells. The field is located in Terrell County, Texas within the overall Permian Basin complex of West Texas on the southern margin of the Val Verde Basin. We are the operator with working interests ranging from 81% to 100%. In 2004 we spent $14.9 million on capital projects that included the drilling of seven development wells, one of which was dry. Production from the field averaged 3.1 MBOE per day in the fourth quarter of 2004.

Property Divestments

We periodically evaluate and from time to time elect to sell certain of our mature producing properties that we consider to be nonstrategic. Such sales enable us to focus on our core properties, maintain financial flexibility and redeploy the proceeds therefrom to activities that we believe potentially have a higher financial return.

In December 2004, we completed the sale of certain properties located offshore California and onshore South Texas, New Mexico, and South Louisiana. These transactions included the divestment of 11 platforms in federal and state waters off the coast of California and three related onshore facilities and essentially all our remaining assets in South Texas and New Mexico. These divestments were conducted via negotiated and auction transactions. In aggregate, we received net proceeds of approximately $153 million from these transactions. These amounts are subject to customary post closing adjustments and the offshore California sale is subject to certain post closing regulatory approvals and transfer conditions. The offshore California properties were acquired in May 2004 as a result of the Nuevo acquisition. We have agreed to retain certain abandonment obligations in connection with the offshore California properties.

In a series of transactions in the first and second quarters of 2004 we sold our interests in certain non-core producing properties in New Mexico, Texas, Mississippi, Louisiana, and Illinois for proceeds of approximately $28 million. Our oil and gas interests in the Illinois Basin were not in our core areas of operation and did not compete well for capital with the properties within our core areas. The Illinois properties also had high operating costs. These factors led to the sale of our Illinois properties through an extensive auction process. The sale was completed through a stock purchase agreement with standard terms, including typical purchase price adjustments, representations and warranties, and assumption of liabilities by the purchaser for an adjusted purchase price of approximately $14 million. The reserves attributable to our Illinois properties were not material in relation to our total reserves.

In 2003, we sold our interest in 36 predominantly non-operated and noncore fields in the Permian Basin, the Texas Panhandle, east Texas, the Mid-continent Area, Alabama, Arkansas, Mississippi, North Dakota and New Mexico for aggregate proceeds of approximately $23 million.

Other

During the second and third quarters of 2004, we sold certain real estate parcels acquired in the Nuevo merger and received aggregate proceeds of approximately $4 million. The properties represented approximately 609 surface acres located in Santa Barbara and Los Angeles counties in California.

In April 2004, Nuevo entered into definitive agreements for the sale of the stock of its subsidiaries that held oil and gas interests in the Republic of Congo. The sale closed on July 30, 2004 and we received net cash consideration of approximately $54 million. When we acquired Nuevo, the fair value of the investment in the Congo operations was accounted for as an asset held for sale.

In December 2003, Nuevo sold its Tonner Hills residential development property for approximately $47 million. To date approximately $41 million of the purchase price has been received and the remainder is due upon completion of certain habitat restoration activities, which we expect to complete during 2005.

Acquisition, Exploration, Exploitation and Development Expenditures

The following table summarizes the costs incurred during the last three years for our exploitation and development, exploration and acquisition activities.

	Year Ended December 31,
	2004	2003	2002
	(In thousands of dollars)
Property acquisitions costs:
Unproved properties	$144,894	$80,141	$65
Proved properties (1)	1,210,758	295,553	(4,516)
Exploration costs	57,530	8,947	602
Exploitation and development costs	141,198	101,334	68,346

	$1,554,380	$485,975	$64,497

(1)	In connection with the 2002 acquisition of an additional interest in the Point Arguello field, offshore California, we assumed certain obligations of the seller. As consideration for receiving the transferred properties and assuming such obligations, we received $2.4 million. In addition, we received $2.7 million as our share of revenues less costs for the period April 1 to July 31, 2002, the period prior to ownership.

Exploitation and development costs include expenditures of $31.2 million in 2004, $30.2 million in 2003 and $27.3 million in 2002 related to the development of proved undeveloped reserves included in our proved oil and gas reserves at the beginning of each year. Exploitation and development costs include capital costs required to maintain our proved developed producing reserves. Amounts presented do not include the cumulative effect adjustment for the January 1, 2003 adoption of SFAS 143 of $15.9 million.

Production and Sales

The following table presents information with respect to oil and gas production attributable to our properties, the revenues we derived from the sale of this production, average sales prices we realized and our average production expenses during the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,
	2004	2003	2002
Sales
Oil (MBbls)	16,441	9,267	8,783
Gas (MMcf)	38,590	18,195	3,362
MBOE	22,872	12,300	9,343
Revenue ($ in thousands)
Oil	$593,809	$249,500	$193,615
Oil hedging	(145,753)	(51,352)	(15,577)

	448,056	198,148	178,038

Gas	227,468	91,267	10,299
Gas hedging	(6,108)	13,787	—

	221,360	105,054	10,299

Other	2,290	888	226

	$671,706	$304,090	$188,563

Average Prices and Costs
Average Oil Sales Price ($/Bbl)
Net realized price before hedging	$36.12	$26.92	$22.04
Hedging revenue (expense)	(8.87)	(5.54)	(1.77)

Net realized price	$27.25	$21.38	$20.27

Average Gas Sales Price ($/Mcf)
Net realized price before hedging	$5.90	$5.01	$3.06
Hedging revenue (expense)	(0.16)	0.76	—

Net realized price	$5.74	$5.77	$3.06

Average Realized Price per BOE	$29.27	$24.65	$20.16
Costs and Expenses per BOE
Production costs
Lease operating expenses	5.36	5.44	5.57
Steam gas costs	1.77	0.23	0.19
Electricity	1.32	1.82	2.18
Production and ad valorem taxes	0.98	0.82	0.46
Gathering and transportation	0.33	0.21	—
Depletion, depreciation and amortization	5.93	3.86	3.17

Product Markets and Major Customers

Our revenues are highly dependent upon the prices of, and demand for, oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas production are subject to wide fluctuations and depend on numerous factors beyond our control, including location and quality differentials, seasonality, economic conditions, foreign imports, political conditions in other oil-producing and gas-producing countries, the actions of OPEC, and domestic government regulation, legislation and policies. Decreases in oil and gas prices have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenues, profitability and cash flow.

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

A substantial portion of our oil and gas reserves are located in California and approximately 55% of our production is attributable to heavy crude (generally 21 degree API gravity crude oil or lower). Our heavy crude is primarily sold to ConocoPhilips under a 15 year contract which expires on December 31, 2014. This contract provides for pricing based on a percentage of the NYMEX crude oil price for each type of crude oil that we produce and deliver to ConocoPhillips in California. This percentage may be renegotiated every two years, with the current percentage rates eligible for renegotiation effective at the end of 2005. We are currently receiving approximately 80% of the NYMEX index price for crude oil sold under the ConocoPhillips contract, representing approximately 46% of our total crude oil production.

Approximately 44% of our crude oil production is sold through Plains All American Pipeline, L.P. (“PAA”) with 71% sold under contracts that provide for NYMEX less a fixed price differential (currently averaging NYMEX less $4.80) and 29% sold under contracts that provide for monthly field posted prices. These contracts expire at various times from January 1, 2006 through 2008. The marketing agreement with PAA provides that PAA will purchase for resale at market prices certain of our oil production for which PAA charges a marketing fee of either $0.20 or $0.15 per barrel based upon the contract the barrels are resold under.

The remaining 10% of our crude oil production is sold to others under contracts tied to monthly field posted prices. All production volumes in the foregoing discussion are based on the Company’s fourth quarter 2004 production volumes, pro forma as if the property sales completed in the fourth quarter were effective as of October 1, 2004.

The market price for California crude oil differs from the established market indices in the U.S., due principally to the higher transportation and refining costs associated with heavy oil. While the contracts providing for NYMEX based pricing do not reduce our exposure to price volatility, they do help manage the risk of widening basis differentials between the NYMEX index price and the field posted prices for our California oil production. During 2004, the basis differentials for California crude oil widened significantly from past levels and the prices received by the Company under NYMEX based crude oil contracts were favorable relative to the current market prices. There can be no assurance that the Company will continue to receive the favorable differentials when the price differentials are renegotiated or that the market differentials will not decrease below our contracted prices.

Deregulation of gas prices has increased competition and volatility of gas prices. Prices received for our gas are subject to seasonal variations and other fluctuations. Approximately 84% of our gas production is sold monthly based on industry recognized, published index pricing. The remaining 16% is priced daily on the spot market. Fluctuations between the two pricing mechanisms can significantly impact the overall differential to the Henry Hub.

During 2004, 2003 and 2002 sales to PAA accounted for 33%, 70% and 95%, respectively, of our total revenues and during 2004 sales to ConocoPhillips accounted for 33% of our total revenues. During such periods no other purchaser accounted for more than 10% of our total revenues. The loss of any single significant customer or contract could have a material adverse short-term effect, however, we do not believe that the loss of any single significant customer or contract would materially affect our business in the long-term. We believe such purchasers could be replaced by other purchasers under contracts with similar terms and conditions. However, their role as the purchaser of a significant portion of our oil production does have the potential to impact our overall exposure to credit risk, either positively or negatively, in that they may be affected by changes in economic, industry or other conditions.

Productive Wells and Acreage

As of December 31, 2004 we had working interests in 2,662 gross (2,620 net) active producing oil wells and 1,077 gross (573 net) active producing gas wells. The following table sets forth information with respect to our developed and undeveloped acreage as of December 31, 2004:

.

	Developed Acres		Undeveloped Acres (1)
	Gross	Net	Gross	Net
Onshore California	215,961	126,904	108,415	76,209
Offshore California	41,588	34,328	167,050	21,503
Kansas	—	—	48,147	37,647
Louisiana	19,734	7,797	49,159	41,454
Oklahoma	10,511	3,991	630	76
Texas	108,861	52,893	5,590	4,684

Total	396,655	225,913	378,991	181,573

(1)	Less than 10% of total net undeveloped acres are covered by leases that expire from 2005 through 2007.

Drilling Activities

Information with regard to our drilling activities during the years ended December 31, 2004, 2003 and 2002 is set forth below:

	Year Ended December 31,
	2004		2003		2002
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Oil	13.0	13.0	—	—	—	—
Gas	5.0	2.0	7.0	2.2	—	—
Dry	10.0	5.3	3.0	1.0	—	—

	28.0	20.3	10.0	3.2	—	—

Development Wells
Oil	65.0	64.2	121.0	121.0	79.0	77.4
Gas	52.0	22.4	32.0	14.0	—	—
Dry	1.0	1.0	1.0	0.4	1.0	0.5

	118.0	87.6	154.0	135.4	80.0	77.9

	146.0	107.9	164.0	138.6	80.0	77.9

At December 31, 2004 there were 13 development wells (4.7 net) and 6 exploratory wells (5.4 net) in progress.

Real Estate

We currently own surface and mineral rights in the following tracts of real property, portions of which are used in our oil and gas operations:

Property	Location	Approximate Acreage (Net to Our Interest)
Inglewood	Los Angeles County, California	25
Montebello	Los Angeles County, California	480
Arroyo Grande	San Luis Obispo County, California	1,047
Lompoc	Santa Barbara County, California	3,728
Gaviota	Santa Barbara County, California	84

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

OSHA.    We are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard, the United States Environmental Protection Agency community-right-to know regulations, and similar state statutes require that we maintain certain information about hazardous materials used or produced in our operations and that we provide this information to our employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.

MMS.    The MMS has broad authority to regulate our oil and gas operations on offshore leases in federal waters. It must approve and grant permits in connection with our drilling and development plans. Additionally, the MMS has promulgated regulations requiring offshore production facilities to meet stringent engineering and construction specifications restricting the flaring or venting of gas, governing the plugging and abandonment of wells and controlling the removal of production facilities. Under certain circumstances, the MMS may suspend or terminate any of our operations on federal leases, as discussed in “Risk Factors—Governmental agencies and other bodies, including those in California, might impose regulations that increase our costs and may terminate or suspend our operations”. The MMS has proposed regulations that would permit it to expel unsafe operators from offshore operations. The MMS has also established rules governing the calculation of royalties and the valuation of oil produced from federal offshore leases and regulations regarding costs for gas transportation. Delays in the approval of plans and issuance of permits by the MMS because of staffing, economic, environmental or other reasons could adversely affect our operations.

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

We estimate our 2005 cash expenditures related to plugging, abandonment and remediation will be approximately $4.3 million. Due to the long life of our onshore California reserve base we do not expect our cash outlays for such expenditures for these properties will increase significantly in the next several years. Although our offshore California properties have a shorter reserve life, third parties have retained the majority of the obligations for abandoning these properties.

In connection with the sale of certain properties offshore California in December 2004 we retained the responsibility for certain abandonment costs, including removing, dismantling and disposing of the existing offshore platforms. The present value of such abandonment costs, $35.0 million ($62.5 million undiscounted), are included in our asset retirement obligation as reflected on our consolidated balance sheet. In addition, we agreed to guarantee the performance of the purchaser with respect to the remaining abandonment obligations related to the properties (approximately $44 million).

Employees

As of February 28, 2005 we had 696 full-time employees, 410 of whom were field personnel involved in oil and gas producing activities. We believe our relationship with our employees is good. None of our employees is represented by a labor union.

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

Our success is largely dependent on oil and gas prices, which are extremely volatile. Any substantial or extended decline in the price of oil and gas below current levels will have a negative impact on our business operations and future revenues. Moreover, oil and gas prices depend on factors we cannot control, such as:

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

In addition, there are limitations related to the methods of transportation for our production. Substantially all of our oil and gas production is transported by pipelines and trucks owned by third parties. The inability or unwillingness of these parties to provide transportation services to us for a reasonable fee could result in our having to find transportation alternatives, increased transportation costs or involuntary curtailment of a significant portion of our oil and gas production, any of which could have a negative impact on our results of operations and cash flows.

The majority of our oil production in California is dedicated to two customers and as a result, our credit exposure to those customers is significant.

We have entered into oil marketing arrangements with Plains All American Pipeline, L.P., or PAA, and with ConocoPhillips under which PAA or ConocoPhillips purchase the majority of our net oil production in California. We generally do not require letters of credit or other collateral from PAA or from ConocoPhillips to support these trade receivables. Accordingly, a material adverse change in PAA’s or ConocoPhillips’s financial condition could adversely impact our ability to collect the applicable receivables, and thereby affect our financial condition.

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

The successful acquisition, exploitation or development of, or exploration for, oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. These assessments are necessarily inexact. As a result, we may not recover the purchase price of a property from the sale of production from the property, or may not recognize an acceptable return from properties we do acquire. In addition, our exploitation and development and exploration operations may not result in any increases in reserves. Our operations may be curtailed, delayed or canceled as a result of:

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

The proved oil and gas reserve information included in this document represents only estimates. These estimates are based on reports prepared by independent petroleum engineers. The estimates were calculated using oil and gas prices in effect on the dates indicated in the reports. Any significant price changes will have a material effect on the quantity and present value of our reserves.

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

A substantial portion of our oil and gas reserves are located in California. Because our reserves are not as diversified geographically as many of our competitors, our business is subject to local conditions more than other, more diversified companies. Any regional events, including price fluctuations, natural disasters, and restrictive regulations, that increase costs, reduce availability of equipment or supplies, reduce demand or limit our production may impact our operations more than if our reserves were more geographically diversified.

Our California oil production is heavier than premium grade light oil. Due to the processes required to refine this type of oil and the transportation requirements, it is difficult to market California oil production outside California. Additionally, the margin (sales price minus production costs) on heavy oil sales is generally less than that of lighter oil due to price differentials, and the effect of material price decreases will more adversely affect the profitability of heavy oil production compared with lighter grades of oil.

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

Our business is subject to federal, state and local laws and regulations as interpreted by governmental agencies and other bodies, including those in California, vested with broad authority relating to the exploration for, and the development, production and transportation of, oil and gas, as well as environmental and safety matters. Existing laws and regulations, or their interpretations, could be changed, and any changes could increase costs of compliance and costs of operating drilling equipment or significantly limit drilling activity.

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

Some of our onshore California fields have been in operation for more than 90 years, and current or future local, state and federal environmental and other laws and regulations may require substantial expenditures to remediate the properties or to otherwise comply with these laws and regulations. In addition, approximately 183 acres of our 480 acres in the Montebello field have been designated as California Coastal Sage Scrub, a known habitat for the coastal California gnatcatcher, which is a type of bird designated as threatened under the Federal Endangered Species Act. A variety of existing laws, rules and guidelines govern activities that can be conducted on properties that contain coastal sage scrub and gnatcatchers and generally limit the scope of operations that we can conduct on this property. The presence of coastal sage scrub and gnatcatchers in the Montebello field and other existing or future laws, rules and guidelines could prohibit or limit our operations and our planned activities for this property.

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

We reduce our exposure to the volatility of oil and gas prices by actively hedging a portion of our production. Hedging also prevents us from receiving the full advantage of increases in oil or gas prices above the maximum fixed amount specified in the hedge agreement. In a typical hedge transaction, we have the right to receive from the hedge counterparty the excess of the maximum fixed price specified in the hedge agreement over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the maximum fixed price, we must pay the counterparty this difference multiplied by the quantity hedged even if we had insufficient production to cover the quantities specified in the hedge agreement. Accordingly, if we have less production than we have hedged when the floating price exceeds the fixed price, we must make payments against which there are no offsetting sales of production. If these payments become too large, the remainder of our business may be adversely affected. In addition, our hedging agreements expose us to risk of financial loss if the counterparty to a hedging contract defaults on its contract obligations.

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

Under our tax allocation agreement with our former parent, Plains Resources Inc., if we take actions that cause the distribution of our stock by Plains Resources to its stockholders to fail to qualify as a tax-free transaction, we will be required to indemnify Plains Resources for the resulting tax liability and may not have sufficient financial resources to achieve our growth strategy or ability to repay debt, or it may prevent a change in control of us.

Prior to December 18, 2002 we were a wholly owned subsidiary of Plains Resources Inc. (“Plains Resources”, now known as Vulcan Energy Corporation). On December 18, 2002 Plains Resources distributed 100% of the issued and outstanding shares of our common stock to the holders of record of Plains Resources’ common stock as of December 11, 2002. Each Plains Resources stockholder received one share of our common stock for each share of Plains Resources common stock held. Plains Resources received a favorable private letter ruling from the Internal Revenue Service stating that for United States federal income tax purposes, the distribution of our common stock qualified as a tax-free distribution under Section 355 of the Internal Revenue Code.

We have agreed with Plains Resources that we will not take any action inconsistent with any information, covenant or representation provided to the Internal Revenue Service in connection with obtaining the tax ruling stating that the spin-off will generally be tax-free to Plains Resources and its stockholders and we further agreed to be liable for any taxes arising from a breach of that agreement. In addition, we have agreed that, for three years following the spin-off, we will not engage in any transaction that could adversely affect the tax treatment of the spin-off without the prior written consent of Plains Resources, unless we obtain a supplemental tax ruling from the Internal Revenue Service or a tax opinion acceptable to Plains Resources of nationally recognized tax counsel to the effect that the proposed transaction would not adversely affect the tax treatment of the spin-off. Moreover, we will be liable to Plains Resources for any corporate level taxes incurred by Plains Resources as a result of the spin-off or to specified transactions involving us following the spin-off including the acquisition of 50% of our common stock by any person or persons. To the extent the taxes arise as a result of a change of control of Plains Resources, failure of Plains Resources to continue the active conduct of its trade or business or failure of Plains Resources to comply with the representations underlying its tax ruling or a supplemental tax ruling relating to the spin-off, Plains Resources will be solely responsible for the taxes resulting from the spin-off. If there are any corporate level taxes incurred by Plains Resources as a result of the spin-off and not due to any of the factors discussed in the two preceding sentences, we would be responsible for 50% of any such liability. The amount of any indemnification payments would be substantial and would likely result in events of default under all of our credit arrangements. As a result, we likely would not have sufficient financial resources to achieve our growth strategy or, possibly, repay our indebtedness after making these payments.

As a result of the tax principles and agreements with Plains Resources discussed above, we may be highly limited in our ability to take the following steps in the future:

•	issue equity in public or private offerings;

•	issue equity as part of the consideration in acquisitions of additional assets; or

•	undergo a change of control.

Our net income could be negatively affected by stock appreciation rights charges.

Stock appreciation rights (SARs) are subject to variable accounting treatment. As a result, at the end of each quarter, we compare the per share closing price of our common stock to the exercise price of each stock appreciation right that is vested or for accounting purposes is deemed vested at the end of the quarter. Under current accounting rules, to the extent the closing price exceeds the exercise price, we will recognize the excess as an accounting charge to the extent we did not previously recognize such excess. If, at the end of the quarter, the per share closing price of our common stock decreased, the stock appreciation right accounting charge would decrease, resulting in increased net income for us. For the year ended December 31, 2004 we recognized $35.5 million of SAR expense. Based on the number of stock appreciation rights outstanding at December 31, 2004, a $0.25 change in the price of our common stock would result in a change of $0.6 million in our net income.

In December 2004 the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements effective with the third quarter of 2005, Under SFAS No. 123(R) our SARs will be remeasured to fair value each reporting period. We have not determined how the new method of valuing stock-based compensation as prescribed in SFAS 123(R) will be applied to valuing stock-based awards and the impact the recognition of compensation expense related to such awards will have on our financial statements.

Our results of operations could be adversely affected as a result of goodwill impairments.

In a purchase transaction, goodwill represents the excess of the purchase price plus the liabilities assumed, including deferred income taxes recorded in connection with the merger, over the fair value of the net assets acquired. In our acquisitions of 3TEC and Nuevo, goodwill totaled $170.5 million and represented 6% of our total assets at December 31, 2004.

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

Directors and Executive Officers of Plains Exploration & Production Company

Listed below are our directors and executive officers, their age as of February 28, 2005 and their business experience for the last five years.

Directors

James C. Flores, age 45, Chairman of the Board, Chief Executive Officer and a Director since September 2002 and President since March 2004.    He has also been a director of Nabors Industries Ltd. since January 2005. He was Chairman of the Board from December 2002 to July 2004 of Plains’ former parent, Plains Resources. He was Chairman of the Board and Chief Executive Officer of Plains

Resources from May 2001 to December 2002. He was Co-founder as well as Chairman, Vice Chairman and Chief Executive Officer at various times from 1992 until January 2001 of Ocean Energy, Inc., an oil and gas company. From January 2001 to May 2001 Mr. Flores managed various private investments.

Isaac Arnold, Jr., age 69, Director since May 2004.    He also was a director of Nuevo from 1990 to May 2004. He has been a director of Legacy Holding Company since 1989 and Legacy Trust Company since 1997. He has been a director of Cullen Center Bank & Trust since its inception in 1969 and is a director of Cullen/Frost Bankers, Inc. Mr. Arnold is a trustee of the Museum of Fine Arts and The Texas Heart Institute. Mr. Arnold received his B.B.A. from the University of Houston in 1959.

Alan R. Buckwalter, III, age 58, Director since March 2003.    He retired in January 2003 as Chairman of JPMorgan Chase Bank, South Region, a position he had held since 1998. From 1990 to 1998 he was President of Texas Commerce Bank-Houston, the predecessor entity of JPMorgan Chase Bank. Prior to 1990 Mr. Buckwalter held various executive management positions within the organization. Mr. Buckwalter currently serves on the boards of Service Corporation International, the Texas Medical Center, Greater Houston Area Red Cross, University of St. Thomas and St. Luke’s Hospital System. He sits on the Audit Committee and is Chairman of the Compensation Committee for Service Corporation International.

Jerry L. Dees, age 65, Director since September 2002.    He also was a director of Plains Resources from 1997 to December 2002. He retired in 1996 as Senior Vice President, Exploration and Land, for Vastar Resources, Inc. (previously ARCO Oil and Gas Company), a position he had held since 1991. From 1987 to 1991 he was Vice President of Exploration and Land for ARCO Alaska, Inc., and from 1985 to 1987 he held various positions as Exploration Manager of ARCO. From 1980 to 1985 Mr. Dees was Manager of Exploration Geophysics for Cox Oil and Gas Producers.

Tom H. Delimitros, age 64, Director since September 2002.    He also was a director of Plains Resources from 1988 to December 2002. He has been a General Partner of AMT Venture Funds, a venture capital firm, since 1989. He is also a director of Tetra Technologies, Inc., a publicly-traded energy services company. He currently serves as Chairman for three privately-owned companies. Previously, he has served as President and CEO for Magna Corporation, (now Baker Petrolite, a unit of Baker Hughes). From 1983 to 1988, Mr. Delimitros was a General Partner of Sunwestern Investment Funds and Senior Vice President of Sunwestern Management, Inc.

Robert L. Gerry III, age 67, Director since May 2004.    He was also a director of Nuevo from 1990 to May 2004. He has been chairman and chief executive officer of Vaalco Energy, Inc., a publicly traded independent oil and gas company which does not compete with Plains, since 1997. From 1994 to 1997, Mr. Gerry was vice chairman of Nuevo. Prior to that, he was president and chief operating officer of Nuevo since its formation in 1990. Mr. Gerry also currently serves as a trustee of Texas Children’s Hospital.

John H. Lollar, age 66, Director since September 2002.    He also was a director of Plains Resources from 1995 to December 2002. He has been the Managing Partner of Newgulf Exploration L.P. since December 1996. He is also a director of Lufkin Industries, Inc., a manufacturing firm, where he is a member of the Compensation Committee and Chairman of the Audit Committee. Mr. Lollar was Chairman of the Board, President and Chief Executive Officer of Cabot Oil & Gas Corporation from 1992 to 1995, and President and Chief Operating Officer of Transco Exploration Company from 1982 to 1992.

Executive Officers

Stephen A. Thorington, age 49, Executive Vice President and Chief Financial Officer since September 2002.    He was also Plains Resources’ Executive Vice President and Chief Financial Officer from February 2003 to June 2004. He was Plains Resources’ Acting Executive Vice President and Chief Financial Officer from December 2002 to February 2003. Previously, he was Senior Vice President—Finance and Corporate Development of Ocean Energy, Inc. from July 2001 to September 2002 and Senior Vice President—Finance, Treasury and Corporate Development of Ocean Energy, Inc. from March 1999 to July 2001.

John F. Wombwell, age 43, Executive Vice President, General Counsel and Secretary since September 2003.    He was also Plains Resources’ Executive Vice President, General Counsel, and Secretary from September 2003 to June 2004. He was previously a Senior Executive Officer with two New York Stock Exchange traded companies, serving as General Counsel of ExpressJet Holdings, Inc. from April 2002 until September 2003 and prior to joining ExpressJet, Mr. Wombwell was General Counsel of Integrated Electrical Services, Inc. from January 1998 to April 2002. Prior to that time, Mr. Wombwell was a partner at the national law firm of Andrews Kurth LLP with a practice focused on representing public companies with respect to corporate and securities matters.

Thomas M. Gladney, age 52, Executive Vice President—Exploration and Production since June 2003.    He was Plains’ Senior Vice President of Operations from September 2002 to June 2003. He also was Plains Resources’ Senior Vice President of Operations from November 2001 to December 2002. He was President of Arguello, Inc., a subsidiary of Plains, from December 1999 to November 2001.

Item 5.    Market For Registrant’s Common Stock, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Price Range of Common stock

Our common stock is listed on the New York Stock Exchange under the symbol “PXP”. The following table sets forth the range of high and low closing sales prices for our common stock as reported on the New York Stock Exchange Composite Tape for the periods indicated below:

	High	Low
2004
1st Quarter	$18.64	$14.87
2nd Quarter	20.53	17.19
3rd Quarter	23.86	18.58
4th Quarter	28.03	23.81
2003
1st Quarter	$10.36	$8.25
2nd Quarter	11.15	8.11
3rd Quarter	12.85	10.32
4th Quarter	15.68	12.90

At December 31, 2004 we had approximately 1,542 shareholders of record.

Dividend Policy

We do not anticipate declaring or paying any cash dividends in the future. We intend to retain our earnings to finance the expansion of our business and for general corporate purposes. Our board of directors will have the authority to declare and pay dividends on our common stock in its discretion, as long as we have funds legally available to do so. As discussed in Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations—Financing Activities, our credit facility and the indentures relating to our 8.75% and 7.125% notes restrict our ability to pay cash dividends.

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

	Year Ended December 31,
	2004(1)	2003(2)	2002	2001	2000
	(In thousands of dollars, except per share amounts)
Revenues	$671,706	$304,090	$188,563	$204,139	$142,451

Costs and Expenses
Production costs	223,080	104,819	78,451	63,795	56,228
General and administrative
G&A excluding items below	35,394	18,694	10,756	10,210	6,308
Stock appreciation rights	35,464	18,010	3,653	—	—
Other stock based compensation	8,092	1,190	—	—	—
Merger related costs	6,247	5,264	—	—	—
Spin-off costs	—	—	777	—	—
Provision for legal and regulatory settlements	6,845	—	—	—	—
Depreciation, depletion, amortization and accretion	147,985	52,484	30,359	24,105	18,859

	463,107	200,461	123,996	98,110	81,395

Income from Operations	208,599	103,629	64,567	106,029	61,056
Other Income (Expense)
Interest expense	(37,294)	(23,778)	(19,377)	(17,411)	(15,885)
Gain (loss) on mark-to-market derivative contracts (3)	(150,314)	847	—	—	—
Interest and other income (expense)	723	(159)	174	463	343
Extinguishment of debt	(19,691)	—	—	—	—
Expenses of terminated public equity offering	—	—	(2,395)	—	—

Income Before Income Taxes and Cumulative Effect of Accounting Change	2,023	80,539	42,969	89,081	45,514
Income tax (expense) benefit
Current	(375)	(1,224)	(6,353)	(6,014)	(2,431)
Deferred	7,192	(32,228)	(10,379)	(28,374)	(14,334)

Income Before Cumulative Effect of Accounting Changes	8,840	47,087	26,237	54,693	28,749
Cumulative effect of accounting change, net of tax (expense) benefit (4)	—	12,324	—	(1,522)	—

Net Income	$8,840	$59,411	$26,237	$53,171	$28,749

Earnings Per Share
Basic and Diluted
Income before cumulative effect of accounting change	$0.14	$1.41	$1.08	$2.26	$1.19
Cumulative effect of accounting change	—	0.37	—	(0.06)	—

Net income	$0.14	$1.78	$1.08	$2.20	$1.19

Weighted Average Common Shares Outstanding
Basic	63,542	33,321	24,193	24,200	24,200
Diluted	64,014	33,469	24,201	24,200	24,200

(1)	Reflects acquisition of Nuevo effective May 14, 2005.
(2)	Reflects acquisition of 3TEC effective June 1, 2003.
(3)	During 2004 we recognized a pre-tax loss of $150.3 million from derivatives that do not qualify for hedge accounting consisting of a mark-to-market loss of $118.1 million and cash settlements of $32.2 million. We recognized a mark-to-market gain of $0.9 million in 2003.
(4)	Cumulative effect of adopting Statement of Financial Accounting Standards No. 143—“Accounting for Asset Retirement Obligations,” or SFAS 143 in 2003 and Statement of Financial Accounting Standards No. 133—“Accounting for Derivatives,” or SFAS 133 in 2001.

Table continued on following page

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands of dollars)
Cash Flow Data
Net cash provided by operating activities	$363,219	$118,278	$78,826	$116,808	$79,464
Net cash (used in) provided by investing activities	5,414	(368,710)	(64,158)	(125,880)	(70,871)
Net cash provided by (used in) financing activities	(368,465)	250,781	(13,653)	8,549	(13,132)

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands of dollars)
Balance Sheet Data
Assets
Cash and cash equivalents	$1,545	$1,377	$1,028	$13	$536
Other current assets	256,622	87,104	47,854	42,798	36,916
Property and equipment, net	2,171,089	956,895	493,212	455,117	353,344
Goodwill	170,467	147,251	—	—	—
Other assets	33,522	19,641	18,929	18,827	10,239

	$2,633,245	$1,212,268	$561,023	$516,755	$401,035

Liabilities and Stockholders’ Equity
Current liabilities	$426,395	$155,086	$86,175	$50,648	$44,313
Long-term debt and payable to Plains Resources	635,468	487,906	233,166	236,183	226,529
Other long-term liabilities	381,524	65,429	6,303	1,413	—
Deferred income taxes	319,483	149,591	61,559	48,424	19,161
Stockholders’ equity/combined owner’s equity
Accumulated other comprehensive income (loss)	(123,874)	(40,439)	(12,858)	15,884	—
Other	994,249	394,695	186,678	164,203	111,032

	$2,633,245	$1,212,268	$561,023	$516,755	$401,035

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in connection with the information contained in the consolidated financial statements and notes thereto included elsewhere in this report.

Company Overview

We are an independent oil and gas company primarily engaged in the activities of acquiring, developing, exploiting, exploring and producing oil and gas properties in the United States. We own oil and gas properties in five states with principal operations in:

•	the Los Angeles and San Joaquin Basins onshore California;

•	the Santa Maria Basin offshore California;

•	the Gulf Coast Basin onshore and offshore Louisiana, including the Gulf of Mexico;

•	the East Texas Basin in east Texas and north Louisiana; and

•	the Val Verde portion of the greater Permian Basin in Texas.

Assets in our principal focus areas include mature properties with long-lived reserves and significant development and exploitation opportunities as well as newer properties with development, exploitation and exploration potential. We have historically hedged portions of our oil and gas production to manage our exposure to commodity price risk.

Our primary sources of liquidity are cash generated from our operations and our revolving credit facility. At December 31, 2004 we had approximately $383 million of availability under our revolving credit facility. We have a capital budget for 2005 of approximately $375 million. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our revolving credit facility to meet our short-term and long-term normal recurring operating needs, debt service obligations, contingencies and anticipated capital expenditures. In addition, the majority of our capital expenditures are discretionary and could be curtailed if our cash flows declined from expected levels.

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties. We hedge to limit our commodity price exposure. The level of hedging activity depends on our view of market conditions, available hedge prices and our operating strategy. Under our hedging program, we have typically hedged up to 70%-75% of our production for the current year, up to 40%-50% of our production for the next year and up to 25%-40% of our production for the following year. Our hedging activities mitigate our exposure to price declines and allow us the flexibility to continue to execute our capital plan even if prices decline during the period our hedges are in place. Hedging also prevents us from receiving the full advantage of increases in oil or gas prices above the maximum fixed amount specified in the hedge agreement. In a typical hedge transaction, we have the right to receive from the hedge counterparty the excess of the maximum fixed price specified in the hedge agreement over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the maximum fixed price, we must pay the counterparty this difference multiplied by the quantity hedged even if we had insufficient production to cover the quantities specified in the hedge agreement. Accordingly, if we have less production than we have hedged when the floating price exceeds the fixed price, we must make payments against which there are no offsetting sales of production. If these payments become too large, the remainder of our business may be adversely affected. In addition, our hedging agreements expose us to risk of financial loss if the counterparty to a hedging contract defaults on its contract obligations.

Completion of our acquisition of Nuevo had a significant impact on our company. We now have a large proved reserve base that is 68% proved developed, a significantly improved balance sheet and an attractive growth profile. The combined company is expected to generate significant cash flow that will be available for debt reduction and future growth opportunities.

Acquisitions and Dispositions

On May 14, 2004 we acquired Nuevo in a stock-for-stock transaction. We accounted for the acquisition of Nuevo as a purchase effective May 14, 2004. See Items 1 and 2. Business and Properties. Acquisition of Nuevo Energy Company. In connection with our acquisition of Nuevo we have completed a series of transactions to refinance a portion of our and all of Nuevo’s outstanding debt (the “Recapitalization Transactions”). See Financing Activities. On June 4, 2003, we acquired 3TEC for a combination of cash and common stock. We accounted for the acquisition of 3TEC as a purchase effective June 1, 2003. See Items 1 and 2. Business and Properties. Acquisition of 3TEC Energy Corporation.

We periodically evaluate and from time to time have elected to sell certain of our mature producing properties that we consider to be nonstrategic. Such sales enable us to focus on our core properties, maintain financial flexibility and redeploy the proceeds therefrom to activities that we believe potentially have a higher financial return. In December 2004, we completed the sale of certain properties located offshore California and onshore South Texas, New Mexico, and South Louisiana. These divestments were conducted via negotiated and auction transactions and we received net proceeds of approximately $153 million. In a series of transactions in the first and second quarters of 2004 we sold our interests in certain non-core producing properties in New Mexico, Texas, Mississippi, Louisiana, and Illinois for proceeds of approximately $28 million. In 2003, we sold our interest in 36 predominantly non-operated and noncore fields in the Permian Basin, the Texas Panhandle, east Texas, the Mid-continent Area, Alabama, Arkansas, Mississippi, North Dakota and New Mexico for aggregate proceeds of approximately $23 million. See Items 1 and 2. Business and Properties. Description of Properties—Property Divestments.

Hedge Restructuring

In September 2004 we entered into new oil price collars for the period 2005 through 2008 and eliminated approximately 80% of our 2005 fixed price crude oil swaps. By converting fixed price swaps to collars we retained downside protection while potentially capturing significantly higher cash flow. In addition, we now have certainty of an attractive price range for a meaningful amount of our production for the next several years. Specifically, we exchanged existing 2005 oil price swaps with respect to 22,000 barrels of oil per day at an average price of $24.25 for new oil price collars relating to 22,000 barrels of oil per day during the period 2005 through 2008 that have a floor price of $25.00 and an average ceiling price of $34.76. Our only remaining 2005 crude oil swaps involve 13,000 barrels of oil per day in the first quarter and 10,000 barrels of oil per day in the second quarter, at fixed prices averaging $25.82 and $25.80, respectively.

The restructured collars as well as certain other commodity derivative contracts to which we are a party, do not qualify for hedge accounting. Consequently, these contracts are marked-to-market each quarter with changes in fair value recognized currently as a derivative gain or loss on the income statement. For example, if the forward curve for oil prices is higher at the end of an accounting period than at the beginning of the period a derivative fair value loss will be recorded. Conversely, if the forward curve for oil prices declines during the accounting period a fair value gain will be recorded. As a consequence of this accounting treatment we expect that there will be significant volatilty in our reported earnings. Cash flow is only impacted to the extent the actual settlements under the contracts result in making or receiving a payment from the counterparty.

During 2004 we recognized a pre-tax loss of $150.3 million from derivatives that do not qualify for hedge accounting. The foregoing amount consists of mark-to-market losses of $118.1 million and cash settlements of $32.2 million.

Price Differentials

Our realized wellhead oil and gas prices are lower than the NYMEX index level as a result of location and quality differentials. A substantial portion of our oil and gas reserves are located in California and approximately 55% of our production is attributable to heavy crude (generally 21 degree API gravity crude oil or lower). Our heavy crude is primarily sold to ConocoPhilips under a 15 year contract which expires on December 31, 2014. This contract provides for pricing based on a fixed percentage of the NYMEX crude oil price for each type of crude oil that we produce and deliver to ConocoPhillips in California. This fixed percentage may be renegotiated every two years, with the current fixed percentage rates eligible for renegotiation effective at the end of 2005. We are currently receiving approximately 80% of the NYMEX index price for crude oil sold under the ConocoPhillips contract, representing approximately 46% of our total crude oil production.

Approximately 44% of our crude oil production is sold through Plains All American Pipeline, L.P. (“PAA”) with 71% sold under contracts that provide for NYMEX less a fixed price differential (currently averaging NYMEX less $4.80) and 29% sold under contracts that provide for monthly field posted prices. These contracts expire at various times from January 1, 2006 through 2008. The marketing agreement with PAA provides that PAA will purchase for resale at market prices certain of our oil production for which PAA charges a marketing fee of either $0.20 or $0.15 per barrel based upon the contract the barrels are resold under.

The remaining 10% of our crude oil production is sold to others under contracts tied to monthly field posted prices. All production volumes in the foregoing discussion are based on the Company’s fourth quarter 2004 production volumes, pro forma as if the property sales completed in the fourth quarter were effective as of October 1, 2004.

The market price for California crude oil differs from the established market indices in the U.S., due principally to the higher transportation and refining costs associated with heavy oil. While the contracts providing for NYMEX based pricing do not reduce our exposure to price volatility, they do help manage the risk of widening basis differentials between the NYMEX index price and the field posted prices for our California oil production. During 2004, the basis differentials for California crude oil widened significantly from past levels and the prices received by the Company under NYMEX based crude oil contracts were favorable relative to the current market prices. There can be no assurance that the Company will continue to receive the favorable differentials when the price differentials are renegotiated or that the market differentials will not decrease below our contracted prices.

Deregulation of gas prices has increased competition and volatility of gas prices. Prices received for our gas are subject to seasonal variations and other fluctuations. Approximately 84% of our gas production is sold monthly based on industry recognized, published index pricing. The remaining 16% is priced daily on the spot market. Fluctuations between the two pricing mechanisms can significantly impact the overall differential to the Henry Hub.

2004 Results Overview

Primarily as a result of the $150.3 million derivative mark-to-market loss, we reported net income of $8.8 million, or $0.14 per diluted share for 2004 compared to net income of $59.4 million, or $1.78 per diluted share for 2003. Net income includes the effect of the properties in our acquisition of Nuevo, which are included in our results effective May 14, 2004, and the effect of the properties in our acquisition of 3TEC which are included in our results effective June 1, 2003. Net income for 2003 includes a non-cash, after-tax $12.3 million credit related to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”.

Income from operations increased to $208.6 million in 2004 from $103.6 million in 2003. The improvement is primarily attributable to higher oil and gas sales as a result of increased sales volumes due to the Nuevo and 3TEC properties and increased oil and gas prices. The increase in income from operations was offset by the derivative mark-to-market loss, debt extinguishment costs, expenses related to stock appreciation rights and higher interest costs related to the Nuevo and 3TEC acquisitions.

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

Results of Operations

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a BOE basis:

	Year Ended December 31,
	2004	2004 vs 2003	2003	2004 vs 2002	2002
Sales Volumes
Oil and liquids (MBbls)	16,441	177%	9,267	106%	8,783
Gas (MMcf)	38,590	212%	18,195	541%	3,362
MBOE	22,872	186%	12,300	132%	9,343
Daily Average Sales Volumes
Oil and liquids (Bbls/d)	44,920	177%	25,389	106%	24,062
Gas (Mcfpd)	105,436	212%	49,849	541%	9,211
BOEPD	62,492	185%	33,699	132%	25,597
Unit Economics (in dollars)
Average Oil Sales Price ($/Bbl)
Net realized price before hedging	$36.12	134%	$26.92	122%	$22.04
Hedging revenue (expense) (1)	(8.87)	160%	(5.54)	313%	(1.77)

Net realized price	$27.25	127%	$21.38	105%	$20.27

Average Gas Sales Price ($/Mcf)
Net realized price before hedging	$5.90	118%	$5.01	164%	$3.06
Hedging revenue (expense) (1)	(0.16)	-21%	0.76		—

Net realized price	$5.74	99%	$5.77	189%	$3.06

Average Realized Price per BOE	$29.27	119%	$24.65	122%	$20.16
Costs and Expenses per BOE
Production costs
Lease operating expenses	5.36	99%	5.44	98%	5.57
Steam gas costs	1.77	770%	0.23	121%	0.19
Electricity	1.32	73%	1.82	83%	2.18
Production and ad valorem taxes	0.98	120%	0.82	178%	0.46
Gathering and transportation	0.33	157%	0.21		—
G&A
G&A excluding items below	1.55	102%	1.52	132%	1.15
Stock appreciation rights	1.55	106%	1.46	374%	0.39
Other stock based compensation	0.35	362%	0.10		—
Merger related costs	0.27	63%	0.43		—
Spinoff related costs	—		—		0.09
DD&A per BOE (oil and gas properties)	5.93	154%	3.86	122%	3.17

(1)	Realized gains and losses on derivative instruments that are designated as hedges and qualify for hedge accounting are generally included in oil and gas revenues in the period the hedged volumes are sold. However, in the case of the derivatives acquired in connection with our acquisitions of Nuevo and 3TEC, only cash settlements for changes in fair value subsequent to the acquisition date will be reflected in our oil and gas revenues. Cash settlements for the liability existing at the merger date are reflected as the payment of a liability. Realized gains and losses on hedges that do not qualify for hedge accounting are recognized in gain (loss) on mark-to-market derivative contracts on the income statement.

Oil sales hedging expense for 2004 and 2003 does not include $3.75 per barrel and $(.05) per barrel, respectively, of cash settlement payments (receipts) for hedges assumed in connection with the Nuevo and 3TEC acquisitions. Gas hedging expense for 2004 and 2003 does not include $0.30 per Mcf and $0.74 per Mcf, respectively, with respect to such cash settlement payments.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Oil and gas revenues.    Oil and gas revenues increased $366.2 million, to $669.4 million for 2004 from $303.2 million for 2003. The increase is primarily due to increased production volumes attributable to the properties acquired from Nuevo and 3TEC and higher realized prices. Our average realized price per BOE increased to $29.27 and our production increased to 22.9 MMBOE. Production attributable to the properties acquired from Nuevo was 9.6 MMBOE in 2004.

Oil revenues increased $250.0 million, to $448.1 million for 2004 from $198.1 million for 2003, reflecting higher realized prices ($54.5 million) and higher production ($195.5 million). Our average realized price for oil increased $5.87, to $27.25 per Bbl for 2004 from $21.38 per Bbl for 2003. The increase is primarily attributable to an improvement in the NYMEX oil price, which averaged $41.43 per Bbl in 2004 versus $30.99 per Bbl in 2003. Hedging had the effect of decreasing our average price per Bbl by $8.87 in 2004 compared to $5.54 per Bbl in 2003. Oil production increased to 16.4 MMBbls in 2004 from 9.3 MMBbls in 2003. Production attributable to the properties acquired from Nuevo was 8.4 MMBbls in 2004.

Gas revenues increased $116.3 million, to $221.4 million in 2004 from $105.1 million in 2003. A 20.4 Bcf increase in production volumes, primarily from the properties acquired from Nuevo and 3TEC, accounted for a $117.0 million increase in gas revenues. Our average realized price for gas decreased $0.03, to $5.74 per Mcf for 2004 from $5.77 per Mcf for 2003 reducing revenues by $0.7 million. In 2004 hedging revenues decreased our average price by $0.16 per Mcf while in 2003 hedging revenues increased our average price by $0.76 per Mcf.

Lease operating expenses.    Lease operating expenses (including steam gas costs and electricity) increased $101.1 million, to $193.2 million for 2004 from $92.1 million for 2003, primarily due to the properties acquired from Nuevo which accounted for $98.7 million of the 2004 operating expenses. On a per unit basis, lease operating expenses increased to $8.45 per BOE in 2004 versus $7.49 per BOE in 2003. The per unit increase is primarily attributable to the steam gas costs attributable to the properties acquired from Nuevo. Steam gas costs averaged $1.77 per BOE in 2004 versus $0.23 per BOE in 2003.

Production and ad valorem taxes.    Production and ad valorem taxes increased $12.2 million, to $22.3 million for 2004 from $10.1 million for 2003 primarily due to the properties acquired from Nuevo and 3TEC and increased oil prices.

Gathering and transportation expenses.    Gathering and transportation expenses increased $5.0 million, to $7.6 million for 2004 from $2.6 million for 2003 primarily due to the properties acquired from Nuevo and 3TEC.

General and administrative expense.    G&A expense, excluding amounts attributable to SARs other stock based compensation and merger related costs, increased $16.7 million, to $35.4 million for 2004 from $18.7 million for 2003. Audit and accounting consulting costs increased $1.5 million primarily reflecting increased audit costs and compliance with the Sarbanes-Oxley Act. The remainder of the increase is primarily a result of increased costs resulting from the Nuevo and 3TEC acquisitions.

G&A expense related to outstanding stock appreciation rights or SARs was $35.5 million and $18.0 million in 2004 and 2003, respectively. Accounting for SARs requires that we record an expense or credit for vested or deemed vested SARs depending on whether, during the period, our stock price either rose or fell, respectively. Such expense in 2004 and 2003 reflects additional vesting of outstanding SARs as well as an increase in our stock price. Our stock price was $26.00 per share on December 31, 2004, $15.39 per share on December 31, 2003 and $9.75 per share on December 31,

2002. In 2004 and 2003 we made cash payments of $15.1 million and $2.1 million, respectively, for SARs that were exercised during the period.

G&A expense for 2004 and 2003 includes other stock based compensation costs of $8.1 million and $1.2 million, respectively, related to restricted stock and restricted stock unit grants. G&A expense for 2004 also includes $6.2 million of merger related expenses for the Nuevo acquisition and 2003 includes $5.3 million of merger related expenses for the 3TEC acquisition. Merger related expenses primarily consist of severance and other compensation costs and accounting system integration and conversion expenses.

G&A expense does not include amounts capitalized as part of our acquisition, exploration and development activities. We capitalized $16.2 million and $11.0 million of G&A expense in 2004 and 2003, respectively.

Provision for legal and regulatory settlements.    In the fourth quarter of 2004 we made a $6.8 million provision with respect to legal and regulatory matters, primarily related to leasehold ownership matters and operations and permit compliance matters that arose during the fourth quarter.

Depreciation, depletion and amortization, or DD&A.    DD&A expense increased $89.6 million, to $139.4 million in 2004 from $49.8 million in 2003. Approximately $88.0 million of the increase was attributable to our oil and gas DD&A due to a higher per unit rate and higher production. Our oil and gas unit of production rate increased to $5.93 per BOE in 2004 compared to $3.86 per BOE in 2003. The increase primarily reflects the effect of the Nuevo acquisition.

Accretion expense.    Accretion expense increased $6.0 million to $8.6 million in 2004 from $2.6 million in 2003. The increase is primarily attributable to the increase in asset retirement obligations related to the Nuevo acquisition.

Interest expense.    Interest expense increased $13.5 million, to $37.3 million for 2004 from $23.8 million for 2003 primarily due to higher outstanding debt as a result of the Nuevo and 3TEC acquisitions. Interest expense does not include interest capitalized on oil and gas properties not subject to amortization. We capitalized $7.0 million and $3.2 million of interest in 2004 and 2003, respectively.

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

During 2004 we recognized a pre-tax loss of $150.3 million from derivatives that do not qualify for hedge accounting consisting of a mark-to-market loss of $118.1 million and cash settlements of $32.2 million. We recognized a mark-to-market gain of $0.9 million in 2003.

Income tax expense.    Income tax expense for 2004 was a benefit of $6.8 million compared to an expense of $33.5 million for 2003. The decrease in income tax expense is primarily attributable to the reduction of pre-tax income from $80.5 million in 2003 to $2.0 million in 2004 and the benefit of federal and state Enhanced Oil Recovery Tax Credits (“EORTC”). Our overall effective tax rate decreased to a negative (benefit) rate of (337%) in 2004 from 42% in 2003. Current income tax expense for 2004 was $0.4 million compared to $1.2 million in 2003. A $2.9 million benefit related to provision-to-return adjustments for 2003 income tax returns (which is offset by a $2.9 million deferred tax expense) was offset by the federal and state impacts of reduced deductions as required by EORTC rules, an increase in the alternative minimum tax and increased state income taxes on our operating subsidiary that is required to file a stand-alone income tax return in the states of Louisiana and Texas. Our current effective rate was 18.5% for 2004 compared to 2% for 2003. Deferred income tax expense for 2004 includes a $9.5 million benefit related to EORTCs and a $2.8 million benefit related to the restructuring of certain subsidiaries with respect to the payment of state income taxes.

EORTCs are a credit against federal and state income taxes for certain costs related to extracting high-cost oil, utilizing certain prescribed “enhanced” (tertiary) recovery methods. Cyclic steam and steam drive are qualifying tertiary methods for heavy oil and PXP uses them extensively. EORTCs are subject to a phase-out according to the level of average domestic crude prices. No phase-out occurred in 2004, however, a partial phase-out of the credits that may be earned in 2005 is expected.

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

Oil and gas revenues.    Oil and gas revenues increased $114.9 million, to $303.2 million for 2003 from $188.3 million for 2002. The increase is due to increased production volumes attributable to the 3TEC acquisition and higher realized prices.

Oil revenues increased $20.1 million, to $198.1 million for 2003 from $178.0 million for 2002. A 6%, or 0.5 million barrel, increase in 2003 production volumes to 9.3 million barrels increased revenues by $9.8 million and higher realized prices increased revenues by $10.3 million. The 3TEC acquisition accounted for 0.4 million barrels of increased production.

Our average realized price for oil increased $1.11, to $21.38 per Bbl for 2003 from $20.27 per Bbl for 2002. The increase is attributable to an improvement in the NYMEX oil price, which averaged $30.99 per Bbl in 2003 versus $26.15 per Bbl in 2002. Hedging had the effect of decreasing our average price per Bbl by $5.54 in 2003 compared to $1.77 per Bbl in 2002.

Gas revenues increased $94.8 million, to $105.1 million for the 2003 from $10.3 million for 2002. A 441% increase in 2003 production volumes to 18.2 Bcf increased revenues by $45.4 million and higher realized prices increased revenues by $49.4 million. The 3TEC acquisition accounted for 15.1 Bcf of 2003 production.

Our average realized price for gas increased $2.71, to $5.77 per Mcf for 2003 from $3.06 per Mcf for 2002. The increase is primarily attributable to an improvement in the NYMEX gas price, which averaged $5.24 per Mcf in 2003 versus $3.34 in 2002 and the effects of hedging. Hedging revenues increased our average price per Mcf by $0.76 in 2003.

Lease operating expenses.    Lease operating expenses (including steam gas costs and electricity) increased $17.9 million, to $92.1 million for 2003 from $74.2 million for 2002, primarily from an increased ownership percentage in our offshore California properties and the acquisition of the 3TEC properties. The 3TEC properties accounted for $9.2 million of 2003 production expenses. On a per unit basis, production expenses decreased to $7.49 per BOE in 2003 versus $7.94 per BOE in 2002 due to the 3TEC properties that have lower per unit operating expenses than our other properties.

Production and ad valorem taxes.    Production and ad valorem taxes increased $5.8 million, to $10.1 million for 2003 from $4.3 million for 2002 due to the 3TEC acquisition. Production and ad valorem taxes for 2003 include $5.7 million attributable to the 3TEC properties.

Gathering and transportation expenses.    Gathering and transportation expense, which totaled $2.6 million in 2003, represents costs incurred to deliver oil and gas produced from certain of the 3TEC properties to the sales point.

General and administrative expense.    G&A, expense, excluding amounts attributable to stock appreciation rights, stock based compensation and merger-related costs, increased $7.9 million, to $18.7 million for 2003 from $10.8 million for 2002. The increase is primarily a result of our reorganization and spin-off, reflecting the incremental costs of operating as a separate, publicly held company and to increased costs resulting from the 3TEC acquisition.

G&A expense for 2003 includes a charge of $18.0 million related to outstanding SARs. Accounting for SARs requires that we record an expense or credit to the income statement depending on whether, during the period, our stock price either rose or fell, respectively. Accordingly, since our stock price at December 31, 2003 was $15.39 as compared to $9.75 on December 31, 2002 we recorded an expense. Included in the 2003 expense amount is $2.1 million of cash payments for SARs exercised during the year. G&A expense for 2002 includes a non-cash charge of $3.7 million related to outstanding SARs. G&A expense for 2003 also includes other stock based compensation costs of $1.2 million related to restricted stock and restricted stock unit grants.

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

Depreciation, depletion and, amortization.    DD&A expense increased $19.4 million, to $49.8 million for 2003 from $30.4 million for 2002. Approximately $17.9 million of the increase was attributable to our oil and gas DD&A due to a higher per unit rate and higher production. Our oil and gas unit of production rate increased to $3.86 per BOE in 2003 compared to $3.17 per BOE in 2002. The increase primarily reflects the effect of the 3TEC acquisition. Other DD&A expense increased approximately $1.6 million, primarily from amortization of debt issue costs related to our senior subordinated debt and our revolving credit facility.

Accretion expense.    Accretion expense for 2003 was $2.6 million. Accretion expense represents the adjustment of our asset retirement obligation to its present value at the end of the period based.

Interest expense.    Interest expense increased $4.4 million, to $23.8 million for 2003 from $19.4 million for 2002 due to higher outstanding debt as a result of the 3TEC acquisition. Interest expense does not include interest capitalized on oil and gas properties not subject to amortization. We capitalized approximately $3.2 million and $2.4 million of interest in 2003 and 2002, respectively.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our revolving credit facility. At December 31, 2004 we had approximately $383 million of availability under our revolving credit facility. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our revolving credit facility to meet our short-term and long-term normal recurring operating needs, debt service obligations, contingencies and anticipated capital expenditures.

Our cash flows depend on many factors, including the price of oil and gas and the success of our acquisition and drilling activities. We actively manage our exposure to commodity price fluctuations by hedging portions of our production and thereby mitigate our exposure to price declines. This allows us the flexibility to continue to execute our capital plan even if prices decline during the period our hedges are in place. In addition, the majority of our capital expenditures are discretionary and could be curtailed if our cash flows declined from expected levels. Hedging also prevents us from receiving the full advantage of increases in oil or gas prices above the maximum fixed amount specified in the hedge agreement. The majority of our oil derivatives in 2005 to 2008 are “collars”. In a typical collar transaction, we have the right to receive from the hedge counterparty the excess of the minimum fixed price specified in the hedge agreement over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the minimum fixed price and is less than the maximum fixed price, no payment is required by either party. If the floating price exceeds the maximum fixed price, we must pay the counterparty this difference multiplied by the quantity hedged even if we had insufficient production to cover the quantities specified in the hedge agreement. Accordingly, if we have less production than we have hedged when the floating price exceeds the fixed price, we must make payments against which there are no offsetting sales of production. If these payments become too large, the remainder of our business may be adversely affected. In addition, our hedging agreements expose us to risk of financial loss if the counterparty to a hedging contract defaults on its contract obligations.

At December 31, 2004 we had a working capital deficit of approximately $168.2 million. Approximately $92.9 million of the working capital deficit is attributable to the fair value of our commodity derivative instruments (net of related deferred income taxes). In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, the fair value of all derivative instruments is recorded on the balance sheet. Our hedge agreements provide for monthly settlement based on the difference between the fixed price in the contract and the actual NYMEX oil price. Cash received for the sale of physical production will be based on actual market prices and will generally offset any gains or losses realized on the derivative instruments. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date. In addition, $21.3 million (net of related deferred income taxes) of the working capital deficit is attributable to the in-the-money value of stock appreciation rights that were deemed vested at December 31, 2004.

As discussed in “Overview—Acquisition and Dispositions” in 2004 we sold certain oil and gas properties for cash proceeds of approximately $181 million.

Financing Activities

In connection with our acquisition of Nuevo, we completed the Recapitalization Transactions described below to refinance a portion of our and all of Nuevo’s outstanding debt. In connection with the Recapitalization Transactions we recognized a $19.7 million pre-tax loss on early extinguishment of debt in the second quarter of 2004. The following is a summary of our outstanding debt instruments and the Recapitalization Transactions. For additional information, including the covenants and restrictions included in such debt instruments, see Note 5 to the Consolidated Financial Statements.

Senior Revolving Credit Facility.    In May 2004 we amended our three-year, $500 million senior revolving credit facility with a group of lenders and with JPMorgan Chase Bank serving as administrative agent. This credit facility provides for a current borrowing base of $600 million that will be redetermined on a semi-annual basis, with us and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on the Company’s oil and gas properties, reserves, other indebtedness and other relevant factors. The credit facility has commitments for up to $500 million in borrowings. Additionally, the credit facility contains a $50.0 million sub-limit on letters of credit. This amended credit facility matures on April 4, 2007. To secure borrowings, we pledged 100% of the shares of stock of our domestic subsidiaries and gave mortgages covering at least 80% of the total present value of our domestic oil and gas properties.

At December 31, 2004, we had $110.0 million in borrowings and $6.9 million in letters of credit outstanding under the credit facility. At that date we were in compliance with the covenants contained in the credit facility and could have borrowed the full amount available under the credit facility. The effective interest rate on our borrowings under this revolving credit facility was 3.6% at December 31, 2004.

7.125% Senior Notes.    On June 30, 2004 we completed the private placement under Rule 144A and Regulation S of the Securities Act of 1933 of $250 million in aggregate principal amount of ten year senior unsecured notes (the “7.125% Notes”). The 7.125% Notes were issued at 99.478% and bear interest at 7.125% with a yield to maturity of 7.2%. Proceeds from the 7.125% Notes plus borrowings under our credit facility were used to repurchase Nuevo’s 9 3/8% senior subordinated notes due 2010 (the 9 3/8% Notes), and redeem Nuevo’s 5.75% convertible subordinated debentures due

December 15, 2026 (which resulted in the redemption of the outstanding $2.875 term convertible securities, Series A, issued by a financing trust owned by Nuevo). In October 2004 we completed an exchange of the 7.125% Notes issued in June for 7.125% Notes with substantially identical terms except that they are freely transferable and free of any covenants regarding exchange and registration rights.

8.75% Senior Subordinated Notes.    At December 31, 2004, we had $275.0 million principal amount of 8.75% Senior Subordinated Notes due 2012 (the “8.75% Notes”) outstanding. The 8.75% Notes are our unsecured general obligations, are subordinated in right of payment to all of our existing and future senior indebtedness and are jointly and severally guaranteed on a full, unconditional basis by all of our existing and future domestic restricted subsidiaries. The 8.75% Notes are not redeemable until July 1, 2007. We solicited and received the requisite consents from the holders of the 8.75% Notes and the indenture under which the 8.75% Notes were issued has been amended and restated to make certain provisions more consistent with the indenture under which the 7.125% Notes were issued. We paid a consent payment of $7.50 per $1,000 of principal amount to holders of the 8.75% Notes ($2.1 million).

Short-term Credit Facility.    In August 2004 we entered into an uncommitted short-term credit facility with a bank under which we may make borrowings from time to time until August 14, 2005, not to exceed at any time the maximum principal amount of $15.0 million. No advance under the short-term facility may have a term exceeding fourteen days and all amounts outstanding are due and payable no later than August 15, 2005. Each advance under the short-term facility shall bear interest at a rate per annum mutually agreed on by the bank and the Company. At all times an advance is outstanding, the Company must have $100 million in availability under its senior revolving credit facility. No amounts were outstanding under the short-term credit facility at December 31, 2004.

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

Cash Flows

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Cash provided by (used in):
Operating activities	$363.2	$118.3	$78.8
Investing activities	5.4	(368.7)	(64.2)
Financing activities	(368.4)	250.8	(13.7)

Net cash provided by operating activities were $363.2 million, $118.3 million and $78.8 million for 2004, 2003 and 2002, respectively. The increase from 2003 to 2004 is primarily a result of increased sales volumes as a result of the Nuevo acquisition and increased oil prices. The increase from 2002 to 2003 is primarily a result of increased sales volumes as a result of the 3TEC acquisition and, to a lesser extent, increases in oil and gas prices.

Net cash provided by investing activities was $5.4 million in 2004 compared to net cash used in investing activities of $368.7 million and $64.2 million in 2003 and 2002, respectively. The net cash inflow in 2004 is a result of property sales proceeds of $239.0 million net of costs incurred in connection with our oil and gas acquisition, development and exploration activities of $211.4 million. The 2003 and 2002 outflows consist primarily of costs incurred in connection with our oil and gas acquisition, development and exploration activities. Our 2003 capital expenditures included $267.5 million for the acquisition of 3TEC.

Net cash used in financing activities in 2004 was $368.4 million. During the period we repaid $101.0 million under our credit facility and we received $248.7 million in proceeds from the issuance of our 7.125% Senior Notes. These proceeds and funds generated by our operations were used to retire $405.0 million in debt assumed in the Nuevo acquisition and to pay $9.3 million in debt financing costs and $103.5 million in financing derivative settlements. Net cash provided by financing activities in 2003 was $250.8 million. Cash receipts in 2003 included net borrowings of $175.2 million under our credit facility and proceeds received from the issuance of our 8.75% notes ($80.1 million). Cash outflows in 2003 included payments for debt issuance costs ($4.3 million); principal payments on long-term debt ($0.5 million); and repurchases of treasury stock ($0.1 million). Net cash used in financing activities in 2002 was $13.7 million. Cash receipts in 2002 included proceeds received from the issuance of the 8.75% notes ($196.8 million); cash contributions by Plains Resources ($52.2 million); cash advances from Plains Resources prior to the reorganization ($20.4 million); and net borrowings under the PXP credit facility ($35.8 million). Cash outflows in 2002 included cash distributions to Plains Resources ($312.0 million); payments for debt issuance costs ($5.9 million); and principal payments on long-term debt ($0.5 million).

Capital Requirements

We have made and will continue to make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas. We have a $375 million capital budget for 2005. We expect that these capital expenditures will be funded with cash flow from our operations and our revolving credit facility.

We will incur cash expenditures upon the exercise of SARs, but our common shares outstanding will not increase. At December 31, 2004 we had approximately 2.8 million SARs outstanding of which 1.8 million were vested. If all of the vested SARs were exercised, based on $26.00, the price of our common stock as of December 31, 2004, we would pay $30.7 million to holders of the SARs. In 2004 we made cash payments of $15.2 million for SARs that were exercised during that period.

Commitments and Contingencies

Contractual obligations.    At December 31, 2004, the aggregate amounts of contractually obligated payment commitments for the next five years are as follows (in thousands):

	2005	2006 and 2007	2008 and 2009	Thereafter
Operating leases	$4,704	$7,096	$5,537	$7,540
Producing property remediation	600	900	600	600
Long-term debt	—	110,000	—	525,000
Interest on debt	47,170	90,421	83,750	139,570
Natural gas purchase contract	15,294	—	—	—
Other	—	8,753	791	990

	$67,768	$217,170	$90,678	$673,700

Operating leases relate primarily to obligations associated with our office facilities and certain cogeneration operations in California. The obligation for producing property remediation consists of obligations associated with the purchase of certain of our California properties.

The long-term debt and interest payments amounts consist of amounts due under our credit facility, 7.125% Notes and 8.75% Notes and interest payments to maturity. The principal amount under our credit facility varies based on our cash inflows and outflows and the amounts reflected in this table assume the principal amount outstanding at December 31, 2004 remains outstanding to maturity with interest and commitment fees calculated at the rates in effect at that date.

Our liabilities also include:

•	Asset retirement obligations ($3.6 million current and $126.9 million long-term) that represent the estimated fair value at December 31, 2004 of our obligations with respect to the retirement/abandonment of our oil and gas properties. Each reporting period the liability is accreted to its then present value. The ultimate settlement amount and the timing of the settlement of such obligations is unknown because they are subject to, among other things, federal, state and local regulation and economic factors. See Note 4 to the Consolidated Financial Statements.

•	Commodity derivative contracts ($175.5 million current and $244.1 million long-term) that represent net liabilities for oil and gas commodity derivatives based on their estimated fair value at December 31, 2004. The ultimate settlement amounts of such contracts are unknown because they are subject to continuing market risk. See “Critical Accounting Policies and Factors that May Affect Future Results—Commodity pricing and risk management activities” and Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our derivative obligations.

•	Stock appreciation rights ($34.6 million current and $5.2 million long-term) that represent the net liability for the deemed vested portion of SARs. The liability at December 31, 2004 is calculated based on our closing stock price at that date. The ultimate settlement amount of such liability is unknown because settlements are based on the market price of our common stock at the time the SARs are exercised. See—Critical Accounting Policies and Factors that May Affect Future Results—Stock appreciation rights.

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

In January 2005 we discovered and self-reported a violation related to flared gas emissions in excess of permitted levels on properties acquired in the Nuevo acquisition. Estimated excess emissions from the San Joaquin Valley casing vent recovery system located on the Gamble Lease are approximately 881 tons over a 745 day period. We brought the facility into compliance within 10 days of discovering the violation.

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

We estimate our 2005 cash expenditures related to plugging, abandonment and remediation will be approximately $4.3 million. Due to the long life of our onshore California reserve base we do not expect our cash outlays for such expenditures for these properties will increase significantly in the next several years. Although our offshore California properties have a shorter reserve life, third parties have retained the majority of the obligations for abandoning these properties.

In connection with the sale of certain properties offshore California in December 2004 we retained the responsibility for certain abandonment costs, including removing, dismantling and disposing of the existing offshore platforms. The present value of such abandonment costs, $35.0 million ($65.2 million undiscounted), are included in our asset retirement obligation as reflected on our consolidated balance sheet. In addition, we agreed to guarantee the performance of the purchaser with respect to the remaining abandonment obligations related to the properties (approximately $44 million).

For a further discussion of our obligations to incur plugging, abandonment and remediation costs, see “Items 1 and 2. Business and Properties—Plugging, Abandonment and Remediation Obligations”.

Other commitments and contingencies.    As is common within the industry, we have entered into various commitments and operating agreements related to the exploration and development of and production from proved crude oil and natural gas properties and the marketing, transportation and storage of crude oil. It is management’s belief that such commitments will be met without a material adverse effect on our financial position, results of operations or cash flows.

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

Sale of Nuevo’s Congo operations.    Upon our acquisition of Nuevo, we became a party to an existing agreement between Nuevo, CMS NOMECO Oil & Gas Co. (CMS) and a third party. Under the agreement, Nuevo and CMS may be liable to the third party for the recapture of dual consolidated losses (DCLs) in connection with each company’s 1995 acquisition of Congolese properties. Nuevo and CMS agreed to indemnify each other for any act that would cause the third party to experience a liability from the recapture of DCLs as a result of a triggering event.

CMS sold its interest in the Congolese properties to a subsidiary of Perenco, S.A. (Perenco) in 2002. The sale did not trigger recapture, as both CMS and Perenco filed a request for a closing agreement with the Internal Revenue Service (IRS) in accordance with the U.S consolidated return regulations. Similarly, we do not expect that our merger with Nuevo, nor the sale of our interest in the Congolese properties to Perenco will trigger recapture. We, along with Perenco and the IRS, expect to finalize two closing agreements in the near future. The estimated remaining contingent liabilities are $19.2 million relative to Nuevo’s former interest, and $23.5 million relative to CMS’ former interest, for which we would be jointly liable. We believe the occurrence of a triggering event is remote and we do not believe the agreements will have a material adverse affect upon us.

Industry Concentration

Financial instruments which potentially subject us to concentrations of credit risk consist principally of accounts receivable with respect to our oil and gas operations and derivative instruments related to our hedging activities. During 2004, 2003 and 2002 sales to PAA accounted for 33%, 70% and 95%, respectively, of our total revenues and during 2004 sales to ConocoPhillips accounted for 33% of our total revenues. During such periods no other purchaser accounted for more than 10% of our total revenues. The loss of any single significant customer or contract could have a material adverse short-term effect, however, we do not believe that the loss of any single significant customer or contract would materially affect our business in the long-term. We believe such purchasers could be replaced by other purchasers under contracts with similar terms and conditions. However, their role as the purchaser of a significant portion of our oil production does have the potential to impact our overall exposure to credit risk, either positively or negatively, in that they may be affected by changes in economic, industry or other conditions.

The contract counterparties for our derivative commodity contracts are all major financial institutions with Standard & Poor’s ratings of A or better. Six of the financial institutions are participating lenders in our credit facility, with one such counterparty holding contracts that represent approximately 34% of the fair value of all of our open positions at December 31, 2004.

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

Periodically, we enter into hedging arrangements relating to a portion of our oil and gas production to achieve a more predictable cash flow, as well as to reduce our exposure to adverse price fluctuations. Hedging instruments used are typically fixed price swaps and collars and purchased puts and calls. While the use of these types of hedging instruments limits our downside risk to adverse price movements, we are subject to a number of risks, including instances in which the benefit to revenues is limited when commodity prices increase.

Certain collars and other commodity derivative contracts to which we are a party do not qualify for hedge accounting. Consequently, these contracts are marked-to-market each quarter with changes in fair value recognized currently as a derivative gain or loss on the income statement. For example, if the forward curve for oil prices is higher at the end of an accounting period than at the beginning of the period a derivative fair value loss will be recorded. Conversely, if the forward curve for oil prices declines during the accounting period a fair value gain will be recorded. As a consequence of this accounting treatment we expect that there will be significant volatilty in our reported earnings. Cash flow is only impacted to the extent the actual settlements under the contracts result in making or receiving a payment from the counterparty.

The estimation of fair values of hedging derivatives requires substantial judgment. We estimate the fair values of our derivatives using an option-pricing model. The option-pricing model utilizes various factors including NYMEX and over-the-counter price quotations, volatility and the time value of options. The estimated future prices are compared to the prices fixed by the hedge agreements and the resulting estimated future cash inflows (outflows) over the lives of the hedges are discounted using rates under our revolving credit facility. These pricing and discounting variables are sensitive to market volatility as well as changes in future price forecasts, regional price differentials and interest rates.

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

A large portion of our reserve base (approximately 84% at December 31, 2004) is comprised of oil properties that are sensitive to oil price volatility. Historically, we have experienced significant upward and downward revisions to our reserves volumes and values as a result of changes in year-end oil and gas prices and the corresponding adjustment to the projected economic life of such properties. Prices for oil and gas are likely to continue to be volatile, resulting in future downward and upward revisions to our reserve base.

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

Stock appreciation rights.    SARs are subject to variable accounting treatment under U.S. generally accepted accounting principles. As a result, at the end of each quarter, we compare the closing price of our common stock on the last day of the quarter to the exercise price of each outstanding or unexercised SAR that is vested or for accounting purposes is deemed vested at the end of the quarter. For example, if a SAR is scheduled to vest on December 31, for accounting purposes one-fourth of the shares are deemed to vest at the end of each quarter even though no vesting occurs until December 31. Under current accounting rules, to the extent the closing price at the end of each quarter exceeds the exercise price of each SAR, we will recognize such excess as an accounting charge for the SARs deemed vested to the extent such excess has not previously been recognized as expense. If the quarter-end closing price decreases compared to prior periods, we will recognize credits to income, to the extent we have previously recognized expense. These quarterly charges and credits will make our results of operations depend, in part, on fluctuations in the price of our common stock and could have a material adverse effect on our results of operations. We will incur cash expenditures as SARs are exercised, but our outstanding common shares will not increase.

We recognized compensation expense of $35.5 million related to SARs for the year ended December 31, 2004, representing the increase in our stock price and the vesting deemed to have occurred during the year. In 2004 we made cash payments of $15.2 million for SARs that were exercised during the year. As of December 31, 2004, we have approximately 2.8 million SARs outstanding with an average exercise price of $10.10, of which 2.4 million of the SARs were deemed vested. Based on the number of stock appreciation rights outstanding at December 31, 2004, a $0.25 change in the price of our common stock would result in a change of $0.6 million in our net income.

Under SFAS No. 123R (revised 2004), effective with the third quarter of 2005, our SARs will be remeasured to fair value each reporting period. We have not determined how the new method of valuing stock-based compensation as prescribed in SFAS 123R will impact the recognition of compensation expense related to such awards in our financial statements.

Goodwill.    In a purchase transaction, goodwill represents the excess of the purchase price plus the liabilities assumed, including deferred income taxes recorded in connection with the merger, over the fair value of the net assets acquired. At December 31, 2004 goodwill totaled $170.5 million and represented approximately 6% of our total assets.

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill is not amortized, it is tested at least annually for impairment at a level of reporting referred to as a reporting unit. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. A two-step impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary.

The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

We follow the full cost method of accounting and all of our operations are located in the United States. We have determined that for the purpose of performing an impairment test in accordance with SFAS No. 142, the Company is the reporting unit. SFAS 142 states that quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. Accordingly, we use the quoted market price of our common stock to determine the fair value of our reporting unit.

An impairment of goodwill could significantly reduce earnings during the period in which the impairment occurs and would result in a corresponding reduction to goodwill and stockholders’ equity. The most significant factors that could result in the impairment of our goodwill would be significant declines in oil and gas prices and/or estimated reserve volumes which would result in a decline in the fair value of our reporting unit.

Recent Accounting Pronouncements

In September 2004 the SEC published Staff Accounting Bulletin No. 106 (SAB 106), which is effective January 1, 2005. SAB 106 relates to the Staff’s views regarding the application of SFAS 143 by oil and gas producing companies following the full cost accounting method. SAB 106 requires that the future outflows associated with settling AROs that have been accrued on the balance sheet should be excluded from the computation of the present value of estimated future net revenues for purposes of the full cost ceiling test calculation. SAB 106 also requires that to the extent that estimated dismantlement and abandonment costs, net of estimated salvage values, have not been included as capitalized costs in the base for computing depletion, depreciation and amortization (DD&A) because they have not yet been capitalized as asset retirement costs under SFAS 143, such costs that will be incurred as a result of future development activities on proved reserves should be estimated and included in the costs to be amortized. Our computation of DD&A is in compliance with the guidance in SAB 106. Our ceiling test calculation at December 31, 2004 is in compliance with the guidance in SAB 106 and compliance with such guidelines in prior periods would not have resulted in a ceiling test writedown.

In December 2004 the FASB issued SFAS No. 123(R) that requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123R will be applied to valuing stock-based awards and the impact the recognition of compensation expense related to such awards will have on our financial statements.

In February 2005, the SEC issued guidance concerning the specific circumstance of a property disposition by a company that follows the full cost accounting method that resulted in a less than 25% alteration of the proved oil and gas reserve quantities within a full cost center. In connection with that disposition, the SEC considered if goodwill should be allocated to the property disposed, and, if so, whether that allocated goodwill should remain as a component of the capitalized full cost center or be reflected in the statement of operations.

The SEC concluded that only the fair value allocated to the oil and gas properties in a business acquisition should be included in the costs accounted for under Rule 4-10(c) of Regulation S-X. Goodwill associated with acquisitions of oil and gas properties that constitute a business is recognized in accordance with SFAS 141 but accounted for outside of the full cost rules. Therefore, when dispositions of these properties occur, the goodwill previously recognized does not affect the associated adjustments contemplated under Rule 4-10(c)(6)(i). Rather, the accounting for the goodwill and any potential impairment should follow the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). Companies are required to consider whether a property disposition that results in a less than 25% alteration of the proved oil and gas reserve quantities within a given cost center is a trigger that requires goodwill be evaluated for impairment under SFAS 142. The SEC has not yet addressed whether any portion of goodwill should be allocated to a disposition of greater than 25%, but less than 100%, of the oil and gas reserves in a given cost center.

We determined that the property dispositions completed in the fourth quarter of 2004 did not cause an impairment of goodwill. In the first quarter of 2004, prior to the SEC guidance on this issue, we recorded a $2.4 million decrease in goodwill in connection with the sale of our Illinois properties and recognized this amount as an adjustment to oil and gas properties subject to amortization.

Item 7A.    Qualitative and Quantitative Disclosures About Market Risks

Commodity Price Risk

Commodity derivatives.    We actively manage our exposure to commodity price fluctuations by hedging portions of our oil and gas production through the use of derivative instruments. The derivative instruments currently consist of oil and gas swaps, collars and option contracts entered into with financial institutions. Although certain of our derivatives do not qualify for hedge accounting, we do not enter into derivative instruments for speculative trading purposes. Derivative instruments utilized to manage commodity price risk are accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value are recognized currently in our earnings as other income (expense). If a derivative is designated as a cash flow hedge and qualifies for hedge accounting, the unrealized gain or loss on the derivative is deferred in accumulated Other Comprehensive Income (“OCI”), a component of Stockholders’ Equity until the sale of the hedged oil and gas production. Realized gains and losses on derivative instruments that are designated as a hedge and qualify for hedge accounting are generally included in oil and gas revenues in the period the hedged volumes are sold. However, in the case of the derivatives acquired in connection with our acquisitions of Nuevo and 3TEC, only changes in fair value subsequent to the acquisition date will be reflected in our oil and gas revenues.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Hedge Restructuring”, in September 2004 we entered into new oil price collars for the period 2005-2008 and eliminated approximately 80% of our 2005 fixed price crude oil swaps. By converting fixed price swaps to collars we retained downside protection while potentially capturing significantly higher cash flow. In addition, we now have certainty of an attractive price range for a meaningful amount of our production for the next several years. The restructured collars as well as certain other commodity derivative contracts to which we are a party do not qualify for hedge accounting. Consequently, these contracts are marked-to-market each quarter with changes in fair value recognized currently as a derivative gain or loss on the income statement. Cash flow is only impacted to the extent the actual settlements under the contracts result in making or receiving a payment from the counterparty.

During 2004 we recognized a pre-tax loss of $150.3 million from derivatives that do not qualify for hedge accounting. The foregoing amount consists of mark-to-market losses of $118.1 million and cash settlements of $32.2 million.

See Note 3 to the Consolidated Financial Statements—“Derivative Instruments and Hedging Activities” for a complete discussion of our hedging activities.

Derivative Instruments Designated as Cash Flow Hedges.

At December 31, 2004, we had the following open commodity derivative positions designated as cash flow hedges:

Period	Commodity	Instrument Type	Daily Volumes	Average Price	Index
Sales of Production
2005
1st Quarter	Crude oil	Swap	13,000/Barrels	$25.82	WTI
2nd Quarter	Crude oil	Swap	10,000/Barrels	$25.80	WTI
1st Quarter	Natural gas	Swap	13,000/MMBtu	$4.75	Waha Socal
2nd Quarter	Natural gas	Swap	9,500/MMBtu	$4.66	Waha
3rd Quarter	Natural gas	Swap	5,000/MMBtu	$4.40	Waha
4th Quarter	Natural gas	Swap	5,000/MMBtu	$4.40	Waha
2006
January-December	Crude oil	Swap	15,000/Barrels	$25.28	WTI

Purchases of Natural Gas
2005
January-December	Natural gas	Swap	8,000/MMBtu	$3.85	Socal

Derivative Instruments Not Designated as Hedging Instruments.

At December 31, 2004, we had the following open commodity derivative positions that were not designated as hedging instruments:

Period	Commodity	Instrument Type	Daily Volumes	Average Price	Index
Sales of Production
2005
1st Quarter	Crude oil	Collar	4,300/Barrels	$27.00 Floor-$31.75 Ceiling	WTI
2nd Quarter	Crude oil	Collar	6,800/Barrels	$27.00 Floor-$30.40 Ceiling	WTI
3rd Quarter	Crude oil	Collar	14,400/Barrels	$26.00 Floor-$30.03 Ceiling	WTI
4th Quarter	Crude oil	Collar	14,000/Barrels	$26.00 Floor-$29.33 Ceiling	WTI
January-December	Crude oil	Collar	22,000/Barrels	$25.00 Floor-$34.76 Ceiling	WTI
2006
January-December	Crude oil	Collar	22,000/Barrels	$25.00 Floor-$34.76 Ceiling	WTI
2007
January-December	Crude oil	Collar	22,000/Barrels	$25.00 Floor-$34.76 Ceiling	WTI
2008
January-December	Crude oil	Collar	22,000/Barrels	$25.00 Floor-$34.76 Ceiling	WTI

Physical Purchase Contracts.

Although not a derivative, at December 31, 2004 we also had the following contracts for the purchase of natural gas utilized in our steam flood operations:

Period	Commodity	Instrument Type	Daily Volumes	Average Price	Index
Purchases of Natural Gas
2005
January-December	Natural gas	Physical purchase	10,000/MMBtu	$4.19	Socal

The fair value of outstanding crude oil and natural gas commodity derivative instruments and the change in fair value that would be expected from a 10% price increase are shown in the table below (in millions):

	December 31,
	2004		2003
	Fair Value	Effect of 10% Price Increase	Fair Value	Effect of 10% Price Increase
Derivatives designated as cash flow hedges	$(111.8)	$(29.6)	$(78.7)	$(62.8)
Derivatives not designated as hedging instruments	(283.0)	(113.8)	—	—

The decrease in the fair value of commodity derivative instruments in 2004 versus 2003 reflects an increase in the number of barrels of oil associated with such instruments, differences in the terms of the instruments and an increase in the per barrel oil price.

The fair value of the swaps and option contracts are estimated based on quoted prices from independent reporting services compared to the contract price of the agreement, and approximate the gain or loss that would have been realized if the contracts had been closed out at period end. All hedge positions offset physical positions exposed to the cash market. None of these offsetting physical positions are included in the above table. Price risk sensitivities were calculated by assuming an across-the-board 10% increase in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.

The contract counterparties for our derivative commodity contracts are all major financial institutions with Standard & Poor’s ratings of A or better. Six of the financial institutions are participating lenders in our revolving credit facility, with one counterparty holding contracts that represent approximately 34% of the fair value of all open positions as of December 31, 2004.

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

Price differentials.    Our realized wellhead oil and gas prices are lower than the NYMEX index level as a result of area and quality differentials. See Items 1 and 2. Business and Properties—Product Markets and Major Customers.

Approximately 84% of our gas production is sold monthly off of industry recognized, published index pricing. The remaining 16% is priced daily on the spot market. Fluctuations between the two pricing mechanisms can significantly impact the overall differential to the Henry Hub.

Interest Rate Risk

We use both fixed and variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Our 7.125% Notes and 8.75% Notes are fixed rate notes and are not subject to market risk. Our Senior Revolving Credit Facility and our Short-Term Credit Facility have variable rates. At December 31, 2004 $110.0 million was outstanding under our Senior Revolving Credit Facility at an effective interest rate of 3.6%. No amounts were outstanding under our Short-Term Credit Facility at December 31, 2004.

The following table reflects the carrying amounts and fair values of our fixed and variable rate debt (in millions):

	December 31, 2004
	Carrying Amount	Fair Value
Long-Term Debt
Senior revolving credit facility	$110.0	$110.0
7.125% Notes	248.7	274.4
8.75% Notes	276.7	308.0

The carrying value of our senior revolving credit facility approximates its fair value, as interest rates are variable, based on prevailing market rates. The fair values of the 7.125% Notes and 8.75% Notes are based on quoted market prices based on trades of such debt.

Item 8.    Financial Statements and Supplementary Data

The information required here is included in this report as set forth in the “Index to Financial Statements” on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of December 31, 2004 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and implemented by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Not Applicable

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers will be included in an amendment to this Form 10-K or in the proxy statement for the 2005 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2004, and is incorporated by reference to this report.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) (1) and (2) Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” set forth on Page F-1.

(a) (3) Exhibits

Exhibit Number		Description

3.1		Certificate of Incorporation of Plains Exploration & Production Company (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-90974) filed on October 3, 2002 (the “Amendment No. 2 to Form S-1”)).

3.2		Certificate of Amendment to the Certificate of Incorporation of Plains Exploration & Production Company dated May 14, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the period ending June 30, 2004 (the “June 30, 2004 10-Q”))

3.3		Bylaws of Plains Exploration & Production Company (incorporated by reference to Exhibit 3.2 to the Amendment No. 2 to Form S-1).

4.1		Amended and Restated Indenture, dated as of June 18, 2004, among Plains Exploration & Production Company, Plains E&P Company, the Subsidiary Guarantor Parties Thereto, and J.P. Morgan Chase Bank, as Trustee (including form of 8¾% Senior Subordinated Note) (incorporated by reference to Exhibit 4.1 to the June 30, 2004 10-Q).

4.2		Second Supplemental Indenture to Amended and Restated Indenture dated as of June 18, 2004, dated as of June 30, 2004, among Plains Exploration & Production Company, Plains E&P Company, the Subsidiary Guarantor Parties Thereto, and J.P. Morgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.2 to the June 30, 2004 10-Q).

4.3	*	Third Supplemental Indenture to Amended and Restated Indenture dated as of June 18, 2004, dated as of December 30, 2004, among Plains Exploration & Production Company, the Subsidiary Guarantor Parties thereto, Plains Louisiana Inc., PXP Louisiana L.L.C. and J.P. Morgan Chase Bank, as Trustee.

4.4		Indenture dated as of June 30, 2004, among Plains Exploration & Production Company, the Subsidiary Guarantor Parties thereto, and Wells Fargo Bank, N.A., as Trustee (including form of 7 1/8% Senior Note) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 (file no. 333-118350) filed on August 18, 2004 (the “August 2004 S-4”)).

4.5	*	First Supplemental Indenture to Indenture dated as of June 30, 2004, dated as of December 30, 2004, among Plains Exploration & Production Company, Plains Louisiana Inc., PXP Louisiana L.L.C., and Wells Fargo Bank, N.A., as Trustee.

10.1		Second Amended and Restated Tax Allocation Agreement dated November 20, 2002 between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Form 10-12/B filed on November 21, 2002 (the “Amendment No. 1 to Form 10”)).

Exhibit Number	Description
10.2	Credit Agreement dated as of April 4, 2003 among Plains Exploration & Production Company, as Borrower, JPMorgan Chase Bank, as Administrative Agent, Bank One, NA (Main Office Chicago) and Bank of Montreal, as Syndication Agents, BNP Paribas and the Bank of Nova Scotia, as Documentation Agents, and the Lenders party thereto (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 2 to Form S-4 (file no. 333-103149) filed on May 1, 2003).

10.3	First Amendment to Credit Agreement, dated as of August 8, 2003 to be effective as of April 4, 2003, among, Plains Exploration & Production Company, each of the subsidiary guarantor parties thereto, each of the lenders party thereto, and J.P. Morgan Chase Bank as administrative agent (incorporated by reference to Exhibit 10.1 to the June 30, 2004 10-Q).

10.4	Second Amendment to Credit Agreement dated as of May 14, 2004, among, Plains Exploration & Production Company, each of the subsidiary guarantor parties thereto, each of the lenders party thereto, and J.P. Morgan Chase Bank as administrative agent (incorporated by reference to Exhibit 10.2 to the June 30, 2004 10-Q).

10.5	Third Amendment to Credit Agreement, dated as of May 28, 2004, 2004, among Plains Exploration & Production Company, each of the subsidiary guarantor parties thereto, each of the lenders party thereto, and J.P. Morgan Chase Bank as administrative agent (incorporated by reference to Exhibit 10.13 to the August 2004 S-4).

10.6	Fourth Amendment to Credit Agreement, dated effective as of September 30 2004, among Plains Exploration & Production Company, each of the subsidiary guarantor parties thereto, each of the lenders party thereto, and J.P. Morgan Chase Bank as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ending September 30, 2004 (the “September 30, 2004 10-Q”)).

10.7*	Crude Oil Marketing Agreement, dated as of July 15, 2004, among Plains Exploration & Production Company, Arguello, Inc., PXP Gulf Coast Inc., and Plains Marketing, L.P.

10.8	First Amendment to Crude Oil Marketing Agreement, dated as of October 19, 2004, among Plains Exploration & Production Company, Arguello, Inc., PXP Gulf Coast Inc., (“Sellers”) and Plains Marketing, L.P. (“Buyer”) (incorporated by reference to Exhibit 10.2 to the September 30, 2004 10-Q).

10.9	Crude Oil Purchase Agreement dated February 4, 2000 between Plains Exploration & Production Company (as successor to Nuevo Energy Company) and ConocoPhillips (as successor to Tosco Corporation) (incorporated by reference to Exhibit 10.1 to Nuevo Energy Company’s Current Report on Form 8-K filed February 23, 2000).

10.10	Plains Exploration & Production Company 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Amendment No. 1 to Form 10).

10.11	Form of Plains Restricted Stock Agreement under the 2002 Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s 2002 Form 10-K).

10.12	Form of Plains Stock Appreciation Rights Agreement under the 2002 Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s 2002 Form 10-K).

10.13	Form of Restricted Stock Unit Agreement under the 2002 Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s 2002 Form 10-K).

Exhibit Number	Description

10.14	First Amendment to the Plains Exploration & Production Company 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Amendment No. 1 to Form S-4 (file no. 333-103149) filed on March 27, 2003).

10.15	Plains Exploration & Production Company 2002 Transition Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to the Amendment No. 1 to Form 10).

10.16	Plains Exploration & Production Company 2002 Rollover Stock Plan (incorporated by reference to Exhibit 10.34 to the Amendment No. 1 to Form 10).

10.17	Plains Exploration & Production Company 2004 Stock Incentive Plan (incorporated by reference to Annex D to the Company’s Amendment No. 1 to Form S-4 (file no. 333-113536) filed on April 12, 2004).

10.18	Form of Restricted Stock Unit Agreement under the 2004 Incentive Plan (incorporated by reference to Exhibit 10.5 to the June 30, 2004 10-Q).

10.19*	Form of Restricted Stock Unit Agreement for Executive Retention Grant.

10.20*	Employment Agreement, dated as of June 9, 2004, between Plains Exploration & Production Company and James C. Flores.

10.21*	Employment Agreement, dated as of June 9, 2004, between Plains Exploration & Production Company and Stephen A. Thorington.

10.22*	Employment Agreement, dated as of June 9, 2004, between Plains Exploration & Production Company and John F. Wombwell.

10.23*	Employment Agreement dated as of June 9, 2004, between Plains Exploration & Production Company and Thomas M. Gladney.

10.24	Second Amended and Restated Tax Allocation Agreement dated November 20, 2002 between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Form 10).

21.1*	List of Subsidiaries of Plains Exploration & Production Company.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

23.3*	Consent of Ryder Scott Company.

31.1*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer.

32.1**	Section 1350 Certificate of the Chief Executive Officer.

32.2**	Section 1350 Certificate of the Chief Financial Officer.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY

Date: March 15, 2005	/S/ JAMES C. FLORES
James C. Flores, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2005	/S/ JAMES C. FLORES
James C. Flores, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2005	/S/ ISAAC ARNOLD, JR.
Isaac Arnold, Jr., Director

Date: March 15, 2005	/S/ ALAN R. BUCKWALTER, III
Alan R. Buckwalter, III, Director

Date: March 15, 2005	/S/ JERRY L. DEES
Jerry L. Dees, Director

Date: March 15, 2005	/S/ TOM H. DELIMITROS
Tom H. Delimitros, Director

Date: March 15, 2005	/S/ ROBERT L. GERRY, III
Robert L. Gerry, III, Director

Date: March 15, 2005	/S/ JOHN H. LOLLAR
John H. Lollar, Director

Date: March 15, 2005	/S/ STEPHEN A. THORINGTON
Stephen A. Thorington, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 15, 2005	/S/ CYNTHIA A. FEEBACK
Cynthia A. Feeback, Vice President / Controller and Chief Accounting Officer (Principal Accounting Officer)

PLAINS EXPLORATION & PRODUCTION COMPANY

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Plains Exploration and Production Company:

We have completed an integrated audit of Plains Exploration and Production Company’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows, comprehensive income and stockholders’ equity present fairly, in all material respects, the financial position of Plains Exploration and Production Company and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, on January 1, 2003, the Company changed its method of accounting for its asset retirement obligations in connection with its adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Houston, Texas

March 15, 2005

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)

	December 31,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$1,545	$1,377
Accounts receivable—Plains All American Pipeline, L.P.	26,224	25,344
Other accounts receivable	96,064	25,267
Inventories	8,505	5,318
Deferred income taxes	76,823	28,156
Assets held for sale	44,222	—
Other current assets	4,784	3,019

	258,167	88,481

Property and Equipment, at cost
Oil and natural gas properties—full cost method
Subject to amortization	2,402,179	1,074,302
Not subject to amortization	79,405	63,658
Other property and equipment	12,546	4,939

	2,494,130	1,142,899
Less allowance for depreciation, depletion and amortization	(323,041)	(186,004)

	2,171,089	956,895

Goodwill	170,467	147,251

Other Assets	33,522	19,641

	$2,633,245	$1,212,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$90,469	$41,736
Commodity derivative contracts	175,473	60,222
Royalties payable	39,174	19,080
Stock appreciation rights	34,589	16,049
Interest payable	13,070	622
Deposit on assets held for sale	40,711	—
Other current liabilities	32,909	17,377

	426,395	155,086

Long-Term Debt
8.75% Senior Subordinated Notes	276,727	276,906
7.125% Senior Notes	248,741	—
Revolving credit facility	110,000	211,000

	635,468	487,906

Other Long-Term Liabilities
Asset retirement obligation	126,850	33,235
Commodity derivative contracts	244,140	23,697
Other	10,534	8,497

	381,524	65,429

Deferred Income Taxes	319,483	149,591

Commitments and Contingencies (Note 10)
Stockholders’ Equity
Common stock, $0.01 par value, 150.0 million shares authorized, 77.2 million issued and 77.1 million outstanding at December 31, 2004; 100.0 million shares authorized, 40.3 million shares issued and outstanding at December 31, 2003	772	403
Additional paid-in capital	913,466	322,856
Retained earnings	80,406	71,566
Accumulated other comprehensive income	(123,874)	(40,439)
Treasury stock, at cost	(395)	(130)

	870,375	354,256

	$2,633,245	$1,212,268

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues
Oil sales to Plains All American Pipeline, L.P.	$274,447	$238,663	$193,615
Other oil sales	319,362	10,837	—
Oil hedging	(145,753)	(51,352)	(15,577)
Gas sales (includes $23.2 million related to buy/sell contracts in 2004)	227,468	91,267	10,299
Gas hedging	(6,108)	13,787	—
Other operating revenues	2,290	888	226

	671,706	304,090	188,563

Costs and Expenses
Production costs
Lease operating expenses	122,540	66,858	52,050
Steam gas costs (includes $23.4 million related to buy/sell contracts in 2004)	40,521	2,841	1,733
Electricity	30,137	22,385	20,384
Production and ad valorem taxes	22,332	10,125	4,284
Gathering and transportation expenses	7,550	2,610	—
General and administrative
G&A excluding items below	35,394	18,694	10,756
Stock appreciation rights	35,464	18,010	3,653
Other stock-based compensation	8,092	1,190	—
Merger related costs	6,247	5,264	—
Spin-off costs	—	—	777
Provision for legal and regulatory settlements	6,845	—	—
Depreciation, depletion and amortization	139,422	49,847	30,359
Accretion	8,563	2,637	—

	463,107	200,461	123,996

Income from Operations	208,599	103,629	64,567
Other Income (Expense)
Interest expense	(37,294)	(23,778)	(19,377)
Debt extinguishment costs	(19,691)	—	—
Gain (loss) on mark-to-market derivative contracts	(150,314)	847	—
Expenses of terminated public equity offering	—	—	(2,395)
Interest and other income (expense)	723	(159)	174

Income Before Income Taxes and Cumulative Effect of Accounting Change	2,023	80,539	42,969
Income tax (expense) benefit
Current	(375)	(1,224)	(6,353)
Deferred	7,192	(32,228)	(10,379)

Income Before Cumulative Effect of Accounting Change	8,840	47,087	26,237
Cumulative effect of accounting change, net of tax expense	—	12,324	—

Net Income	$8,840	$59,411	$26,237

Earnings per share, basic and diluted
Income before cumulative effect of accounting change	$0.14	$1.41	$1.08
Cumulative effect of accounting change	—	0.37	—

Net income	$0.14	$1.78	$1.08

Weighted Average Shares Outstanding
Basic	63,542	33,321	24,193

Diluted	64,014	33,469	24,201

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,840	$59,411	$26,237
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	147,985	52,484	30,359
Deferred income taxes	(7,192)	32,228	10,379
Debt extinguishment costs	(4,453)	—	—
Cumulative effect of adoption of accounting change	—	(12,324)	—
Commodity derivative contracts
Loss (gain) on derivatives	49,841	(847)	—
Reclassify financing derivative settlements	103,521	—	—
Noncash compensation
Stock appreciation rights	20,268	15,895	—
Other	8,092	1,190	32
Other noncash items	(144)	123	425
Change in assets and liabilities from operating activities, net of effect of acquisitions
Accounts receivable and other assets	(15,982)	(3,548)	(11,964)
Inventories	(1,947)	91	(576)
Payable to Plains Resources Inc.	—	(1,435)	4,946
Accounts payable and other liabilities	54,390	(24,990)	18,988

Net cash provided by operating activities	363,219	118,278	78,826

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(211,387)	(122,070)	(64,497)
Acquisition of Nuevo Energy Company, net of cash acquired	(14,156)	—	—
Acquisition of 3TEC Energy Corporation, net of cash acquired	—	(267,546)	—
Proceeds from sales of properties	238,989	23,420	529
Other property and equipment	(8,032)	(2,514)	(190)

Net cash (used in) provided by investing activities	5,414	(368,710)	(64,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	1,044,850	471,600	212,300
Repayments	(1,145,850)	(296,400)	(176,500)
Proceeds from issuance of 7.125% Senior Notes	248,695	—	—
Proceeds from issuance of 8.75% Senior Subordinated Notes	—	80,061	196,752
Retirement of debt assumed in acquisition of Nuevo Energy Company	(405,000)	—	—
Costs incurred in connection with financing arrangements	(9,325)	(4,349)	(5,936)
Derivative settlements	(103,521)		—
Contribution from Plains Resources Inc.	—	510	52,200
Distribution to Plains Resources Inc.	—	—	(311,964)
Receipts from Plains Resources Inc.	—	—	20,363
Other	1,686	(641)	(868)

Net cash (used in) provided by financing activities	(368,465)	250,781	(13,653)

Net increase in cash and cash equivalents	168	349	1,015
Cash and cash equivalents, beginning of period	1,377	1,028	13

Cash and cash equivalents, end of period	$1,545	$1,377	$1,028

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPA NY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands of dollars)

	Year Ended December 31,
	2004	2003	2002
Net Income	$8,840	$59,411	$26,237

Other Comprehensive Income (Loss)
Commodity hedging contracts
Change in fair value	(287,186)	(83,288)	(62,268)
Reclassification adjustment for settled contracts	152,983	37,564	14,747
Related tax benefit	50,617	17,999	19,073
Other
Interest rate swap and minimum pension liability	250	239	(490)
Related tax benefit (expense)	(99)	(95)	196

	(83,435)	(27,581)	(28,742)

Comprehensive Income (Loss)	$(74,595)	$31,830	$(2,505)

See notes to consolidated financial statements.

PLAINS EXPLORATION AND PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(share and dollar amounts in thousands)

	Combined Owner’s Equity	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2001	$164,203	—	$—	$—	$—	$15,884	—	$—	$180,087
Net income	14,082	—	—	—	12,155	—	—	—	26,237
Contribution of amounts due to Plains Resources Inc.	255,991	—	—	—	—	—	—	—	255,991
Distribution to Plains Resources Inc.	(311,964)	—	—	—	—	—	—	—	(311,964)
Cash contribution by Plains Resources Inc.	5,000	—	—	—	—	—	—	—	5,000
Incorporation and capitalization of Plains Exploration & Production Company	(127,312)	24,200	242	127,070	—	—	—	—	—
Contributions by Plains Resources Inc.
Cash	—	—	—	47,200	—	—	—	—	47,200
Other	—	—	—	4,314	—	—	—	—	4,314
Spin-off by Plains Resources Inc.	—	(141)	—	(4,335)	—	—	—	—	(4,335)
Restricted stock awards
Issuance of restricted stock	—	165	2	—	—	—	—	—	2
Deferred compensation	—	—	—	30	—	—	—	—	30
Other comprehensive income	—	—	—	—	—	(28,742)	—	—	(28,742)

Balance at December 31, 2002	—	24,224	244	174,279	12,155	(12,858)	—	—	173,820
Net income	—	—	—	—	59,411	—	—	—	59,411
Cash contribution by Plains Resources Inc.	—	—	—	510	—	—	—	—	510
Acquisition of 3TEC Energy Corporation	—	16,071	159	152,027	—	—	—	—	152,186
Issuance of common stock		5	—	62	—	—	—	—	62
Restricted stock awards
Issuance of restricted stock	—	16	—	—	—	—	(17)	(130)	(130)
Deferred compensation	—	—	—	2,887	—	—	—	—	2,887
Spin-off by Plains Resources Inc.	—	—	—	(6,909)	—	—	—	—	(6,909)
Other comprehensive income	—	—	—	—	—	(27,581)	—	—	(27,581)

Balance at December 31, 2003	—	40,316	403	322,856	71,566	(40,439)	(17)	(130)	354,256
Net income	—	—	—	—	8,840	—	—	—	8,840
Acquisition of Nuevo Energy Company									—
Issuance of common stock	—	36,486	365	574,658	—	—	—	—	575,023
Other	—	—	—	4,389	—	—	—	—	4,389
Restricted stock awards
Issuance of restricted stock	—	235	3	—	—	—	—	—	3
Deferred compensation	—	—	—	8,082	—	—	—	—	8,082
Additions to treasury stock	—	—	—	—	—	—	(15)	(265)	(265)
Other comprehensive income	—	—	—	—	—	(83,435)	—	—	(83,435)
Other	—	142	1	3,481	—	—	—	—	3,482

Balance at December 31, 2004	$—	77,179	$772	$913,466	$80,406	$(123,874)	(32)	$(395)	$870,375

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Significant Accounting Policies

Organization

The consolidated financial statements of Plains Exploration & Production Company (“PXP”, “us”, “our”, or “we”) include the accounts of all its wholly-owned subsidiaries. We are a Delaware corporation that was converted from a limited partnership in September 2002. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year statements to conform to the current year presentation.

We are an independent energy company that is engaged in the “upstream” oil and gas business. The upstream business acquires, exploits, develops, explores for and produces oil and gas. Our upstream activities are all located in the United States.

Under the terms of a Master Separation Agreement between us and Plains Resources Inc. (“Plains Resources” currently known as Vulcan Energy Inc.), on July 3, 2002, Plains Resources contributed to us: (i) 100% of the capital stock of its wholly owned subsidiaries that own oil and gas properties offshore California and in Illinois; and (ii) all amounts payable to it by us and our subsidiary companies (the “reorganization”). The contribution of the amounts payable to Plains Resources is reflected in Stockholders’ Equity.

On July 3, 2002, we issued $200.0 million of 8.75% Senior Subordinated Notes due 2012 (the “8.75% Notes”) and entered into a $300.0 million revolving credit facility. The net proceeds from the 8.75% notes, $195.3 million, and $116.7 million borrowed under the credit facility were used to pay a $312.0 million cash distribution to Plains Resources.

Effective at the time of the reorganization we assumed direct ownership and control of Arguello Inc., Plains Illinois, Inc., and two other subsidiaries. Accordingly, for periods subsequent to the reorganization, the financial information is presented on a consolidated basis. For periods prior to the reorganization, the historical operations of the businesses owned by PXP, Arguello Inc., Plains Illinois, Inc. and the two other subsidiaries, all previously referred to as the Upstream Subsidiaries of Plains Resources, were presented on a carve-out combined basis since no direct owner relationship existed among the various operations comprising these businesses. Accordingly, Plains Resources’ net investment in the businesses (combined owners’ equity) was shown in lieu of stockholder’s equity in the historical financial statements.

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

On May 14, 2004 we acquired Nuevo Energy Company (“Nuevo”) and on June 4, 2003, we acquired 3TEC Energy Corporation (“3TEC”). We have accounted for the acquisitions as a purchase. The Nuevo acquisition was accounted for with effect from May 14, 2004 and the 3TEC was accounted for with effect from June 1, 2003. See Note 2.

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

Significant Accounting Policies

Oil and Gas Properties.    We follow the full cost method of accounting whereby all costs associated with property acquisition, exploration, exploitation and development activities are capitalized. Such costs include internal general and administrative costs such as payroll and related benefits and costs directly attributable to employees engaged in acquisition, exploration, exploitation and development activities. General and administrative costs associated with production, operations, marketing and general corporate activities are expensed as incurred. These capitalized costs along with our estimated asset retirement obligations recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), are amortized to expense by the unit-of-production method using engineers’ estimates of proved oil and natural gas reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated. Interest is capitalized on oil and natural gas properties not subject to amortization and in the process of development. Proceeds from the sale of oil and natural gas properties are accounted for as reductions to capitalized costs unless such sales involve a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized. Unamortized costs of proved properties are subject to a ceiling which limits such costs to the present value of estimated future cash flows from proved oil and natural gas reserves of such properties (including the effect of any related hedging activities) reduced by future operating expenses, development expenditures and abandonment costs (net of salvage values), and estimated future income taxes thereon.

Asset Retirement Obligations.    We account for our asset retirement obligations in accordance with SFAS 143 which requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract. When the liability is initially recorded, the entity is required to capitalize the retirement cost of the related long-lived asset. Each period the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

Other Property and Equipment.    Other property and equipment is recorded at cost and consists primarily of aircraft, office furniture and fixtures and computer hardware and software. Acquisitions, renewals, and betterments are capitalized; maintenance and repairs are expensed. Depreciation is provided using the straight-line method over estimated useful lives of three to seven years. Net gains or losses on property and equipment disposed of are included in operating income in the period in which the transaction occurs.

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

Cash and Cash Equivalents.    Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid instruments with original maturities of three months or less. At December 31, 2004 and 2003, the majority of cash and cash equivalents was concentrated in one institution and at times may exceed federally insured limits. We periodically assess the financial condition of the institution and believe that any possible credit risk is minimal. Accounts payable at December 31, 2004 and 2003 includes $14.4 million and $5.3 million, respectively, representing outstanding checks that had not been presented for payment.

Inventory.    Oil inventories are carried at the lower of the cost to produce or market value. Materials and supplies inventory is stated at the lower of cost or market with cost determined on an average cost method. Inventory consists of the following (in thousands):

	December 31,
	2004	2003
Oil	$1,526	$863
Materials and supplies	6,979	4,455

	$8,505	$5,318

Other Assets.    Other assets consists of the following (in thousands):

	December 31,
	2004	2003
Land	$13,873	$8,853
Debt issue costs, net	15,131	8,068
Other	4,518	2,720

	$33,522	$19,641

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized using the straight-line method over the term of the related debt. Use of the straight-line method does not differ materially from the “effective interest” method of amortization.

Federal and State Income Taxes.    Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. We have changed the classification of deferred income taxes related to our current liability with respect to stock appreciation rights in our December 31, 2003 consolidated balance sheet.

Under the terms of a tax allocation agreement, our taxable income or loss prior to the spin-off was included in the consolidated income tax returns filed by Plains Resources. To the extent Plains Resources’ net operating losses were used in the consolidated return to offset our taxable income from operations during the period January 1, 2002 through the spin-off, we will reimburse Plains Resources for the reduction in our federal income tax liability resulting from the utilization of such net operating losses, but such reimbursement shall not exceed $3.0 million exclusive of any interest accruing under the agreement. At December 31, 2004 and 2003 other long-term liabilities includes $3.0 million payable to Plains Resources with respect to the utilization of net operating losses. Such amount will be paid to Plains Resources in periods in which they are in a currently taxable position.

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

Derivative Financial Instruments (Hedging).    We actively manage our exposure to commodity price fluctuations by hedging portions of our oil and gas production through the use of derivative instruments. The derivative instruments currently consist of oil and gas swaps, collars and option contracts entered into with financial institutions. We do not enter into derivative instruments for speculative trading purposes. Derivative instruments utilized to manage commodity price risk are accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”). See Note 3.

Stock Based Compensation.    We account for stock based compensation using the intrinsic value method. No adjustments to our net income or earnings per share would be required under SFAS No. 123, “Accounting for Stock-Based Compensation”. See Note 7.

Earnings Per Share.    Weighted average shares outstanding for computing basic and diluted earnings for the years ended December 31, 2004, 2003 and 2002 were (in thousands):

	Year Ended December 31,
	2004	2003	2002
Common shares outstanding—basic	63,542	33,321	24,193
Unvested restricted stock, restricted stock units and stock options	472	148	8

Common shares outstanding—diluted	64,014	33,469	24,201

In computing earnings per share, no adjustments were made to reported net income.

Goodwill.    In a purchase transaction, goodwill represents the excess of the purchase price plus the liabilities assumed, including deferred income taxes recorded in connection with the transaction, over the fair value of the net assets acquired. Goodwill is not amortized, but instead must be tested at least annually for impairment by applying a fair-value based test. Goodwill is deemed impaired to the extent of any excess of its carrying amount over the residual fair value of the reporting unit. Such impairment could significantly reduce earnings during the period in which the impairment occurs and would result in a corresponding reduction to goodwill and stockholders’ equity. The most significant factors that could result in the impairment of our goodwill would be significant declines in oil and gas prices and/or estimated reserve volumes which would result in a decline in the fair value of our oil and gas properties.

In 2003 we recorded $147.3 million of goodwill in connection with our acquisition of 3TEC. In 2004, as a result of our acquisitions of Nuevo and 3TEC goodwill increased by $25.4 million and $0.2 million, respectively. As a result of the sale of our Illinois properties in 2004, goodwill was decreased by $2.4 million which was considered in the disposition and recognized as an adjustment to oil and gas properties subject to amortization.

Business Segment Information.    SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments. Segment reporting is not applicable for us since our operating areas have similar economic characteristics and meet the criteria for aggregation as defined in SFAS 131. We acquire, exploit, develop, explore for and produce oil and gas and all of our operations are located in the United States. Our corporate management team that administers all properties as a whole rather than as discrete operating segments. We track basic operational data by area, however, we measure financial performance as a single enterprise and not on an area-by-area basis. We allocate capital resources on a project-by-project basis across our entire asset base to maximize profitability without regard to individual areas or segments.

Buy/Sell Contracts.    Steam generators utilized in our thermal recovery operations in California are fueled by natural gas. In certain instances we have entered into buy/sell contracts that allow us to exchange gas we produce elsewhere for gas delivered to our thermal recovery operations. The buy/sell transactions result in us making or receiving physical delivery of the gas and involve the attendant risks and rewards of ownership, including title transfer.

We account for buy/sell contracts in the same manner as any other monetary transaction for which title passes and the risk and reward of ownership are assumed by the counterparties. The SEC has questioned whether the industry’s accounting for buy/sell contracts should instead be shown net on the income statement and accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29). The topic is under deliberation by the Emerging Issues Task Force (EITF) of the FASB as Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” The EITF first discussed this issue in November 2004. Additional research is being performed by the FASB staff, and the topic will be discussed again at a future EITF meeting. While this issue is under deliberation, the SEC staff directed companies in a February 2005 letter to disclose on the face of the income statement, if material, the amounts associated with buy/sell contracts and to discuss in a footnote to the financial statements the basis for the underlying accounting.

We believe our buy/sell contracts are monetary transactions that are outside the scope of APB 29. We also believe our accounting is supported by the indicators of gross reporting of purchases and sales in paragraph 3 of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

For the year ended December 31, 2004, Gas Sales and Production Costs – steam gas costs include $23.2 million and $23.4 million, respectively, related to buy/sell contracts. If the EITF were to determine these transactions should be accounted for as non-monetary, such amounts would be netted in our Consolidated Statements of Income. We did not enter into buy/sell contracts in periods prior to our acquisition of Nuevo in May 2004.

Recent Accounting Pronouncements.    In September 2004 the SEC published Staff Accounting Bulletin No. 106 (SAB 106), which is effective January 1, 2005. SAB 106 relates to the Staff’s views regarding the application of SFAS 143 by oil and gas producing companies following the full cost accounting method. SAB 106 requires that the future outflows associated with settling AROs that have been accrued on the balance sheet should be excluded from the computation of the present value of estimated future net revenues for purposes of the full cost ceiling test calculation. SAB 106 also requires that to the extent that estimated dismantlement and abandonment costs, net of estimated salvage values, have not been included as capitalized costs in the base for computing depletion, depreciation and amortization (DD&A) because they have not yet been capitalized as asset retirement costs under SFAS 143, such costs that will be incurred as a result of future development activities on proved reserves should be estimated and included in the costs to be amortized. Our computation of DD&A is in compliance with the guidance in SAB 106. Our ceiling test calculation at December 31, 2004 is in compliance with the guidance in SAB 106 and compliance with such guidelines in prior periods would not have resulted in a ceiling test writedown.

In December 2004 the FASB issued SFAS No.123R (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123R will be applied to valuing stock-based awards and the impact the recognition of compensation expense related to such awards will have on our financial statements.

In February 2005, the SEC issued guidance concerning the specific circumstance of a property disposition by a company that follows the full cost accounting method that resulted in a less than 25% alteration of the proved oil and gas reserve quantities within a full cost center. In connection with that disposition, the SEC considered if goodwill should be allocated to the property disposed, and, if so, whether that allocated goodwill should remain as a component of the capitalized full cost center or be reflected in the statement of operations.

The SEC concluded that only the fair value allocated to the oil and gas properties in a business acquisition should be included in the costs accounted for under Rule 4-10(c) of Regulation S-X. Goodwill associated with acquisitions of oil and gas properties that constitute a business is recognized in accordance with FASB Statement No. 141, Business Combinations (SFAS 141) but accounted for outside of the full cost rules. Therefore, when dispositions of these properties occur, the goodwill previously recognized does not affect the associated adjustments contemplated under Rule 4-10(c)(6)(i). Rather, the accounting for the goodwill and any potential impairment should follow the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). Companies are required to consider whether a property disposition that results in a less than 25% alteration of the proved oil and gas reserve quantities within a given cost center is a trigger that requires goodwill be evaluated for impairment under SFAS 142. The SEC has not yet addressed whether any portion of goodwill should be allocated to a disposition of greater than 25%, but less than 100%, of the oil and gas reserves in a given cost center.

We determined that the property dispositions completed in the fourth quarter of 2004 did not cause an impairment of goodwill. In the first quarter of 2004, prior to the SEC guidance on this issue, we recorded a $2.4 million decrease in goodwill in connection with the sale of our Illinois properties and recognized this amount as an adjustment to oil and gas properties subject to amortization.

Note 2—Acquisitions

Nuevo Energy Company

On May 14, 2004 we acquired Nuevo in a stock-for-stock transaction (the “Nuevo acquisition”). In the Nuevo acquisition, each outstanding share of Nuevo common stock was converted into 1.765 shares of PXP common stock and Nuevo became our wholly owned subsidiary. The Nuevo acquisition required the issuance of 36.5 million additional PXP common shares, plus the assumption of $254 million in net debt and $115 million of $2.875 Term Convertible Securities, Series A, or TECONS. We have accounted for the Nuevo acquisition as a purchase effective May 14, 2004.

The calculation of the Nuevo acquisition purchase price and the allocation to assets and liabilities as of May 14, 2004 are shown below. The average PXP common stock price is based on the average closing price of PXP common stock during the five business days commencing two business days before the merger was announced.

(in thousands, except share price)
Shares of PXP common stock issued	36,486
Average PXP stock price	$15.76

Fair value of PXP common stock issued	$575,023
Fair value of Nuevo stock options assumed by Plains	4,389
Tender offer for Nuevo stock options	17,056
Estimated merger expenses	36,652

Total estimated purchase price before liabilities assumed	633,120
Fair value of liabilities:
Senior Subordinated Notes	162,945
Bank Credit Facility	140,000
TECONS	103,815
Current liabilities (1)	201,662
Other noncurrent liabilities	33,583
Deferred income tax liabilities	222,936
Asset retirement obligation	128,053

Total estimated purchase price plus liabilities assumed	$1,626,114

Fair value of assets acquired:
Current assets (including deferred income taxes of $42,367)	$247,966
Oil and gas properties
Subject to amortization	1,208,020
Not subject to amortization	137,457
Other noncurrent assets	7,248
Goodwill	25,423

Total estimated fair value of assets acquired	$1,626,114

(1)	$47,776,000 of accrued liabilities are included under the captions tender offer for Nuevo stock options and estimated merger expenses.

We acquired Nuevo to allow us to take advantage of the synergies that will result in significant cost savings and because of the complementary nature of Nuevo’s assets and operations onshore and offshore California to our existing asset base. The allocation of purchase price includes $25.4 million of goodwill. The goodwill is related to deferred income tax liabilities to be recorded due to the non-taxable nature of the merger. The allocation of purchase price to oil and gas properties is based on our estimate of the fair value of such properties on a discounted, after-tax basis. The goodwill is not deductible for income tax purposes.

Under Section 43 of the Internal Revenue Code of 1986 (as amended) and similar California tax rules, taxpayers may claim enhanced oil recovery (“EOR”) tax credits based on capital spending and lease operating expense of qualified projects. We have evaluated certain projects that were operated by Nuevo to determine if they qualify for such credits. Based on our evaluation, we have or will amend certain federal and state income tax returns previously filed by Nuevo to claim EOR tax credits not previously claimed by Nuevo. The credits are subject to various risks, including possible future legislative changes, possible phase out of the credit as a result of high crude oil prices, and audit positions that may be taken by taxing authorities. Our purchase price allocation reflects $43.5 million with respect to these credits.

3TEC	Energy Corporation

On June 4, 2003, we acquired 3TEC (the “3TEC acquisition”), for approximately $312.9 million in cash and common stock plus $90.0 million to retire 3TEC’s outstanding debt. Each 3TEC common share was converted in to 0.85 of a share of our common stock and $8.50 in cash. In connection with the 3TEC acquisition, we paid cash consideration to the common shareholders of approximately $152.4 million and issued 15.3 million shares. In addition, we paid cash consideration of $8.3 million and issued 0.8 million common shares to redeem outstanding warrants. The cash portion of the purchase price was funded by the issuance of $75.0 million of senior subordinated notes and amounts borrowed under our revolving credit facility. We have accounted for the 3TEC acquisition as a purchase effective June 1, 2003.

The calculation of the purchase price and the allocation to assets and liabilities as of June 4, 2003 are shown below. The average PXP common stock price is based on the average closing price of PXP common stock during the five business days commencing two business days before the merger was announced.

(in thousands, except share price)
Shares of PXP common stock issued	16,071
Average PXP stock price	$9.47

Fair value of PXP common stock issued	$152,186
Cash to 3TEC stockholders and warrantholders	160,720
Estimated merger expenses	5,041

Total estimated purchase price before liabilities assumed	317,947
Fair value of liabilities:
3TEC debt (including accrued interest)	90,065
Current liabilities	73,342
Other noncurrent liabilities	254
Deferred income tax liabilities	40,281
Asset retirement obligation	4,577

Total estimated purchase price plus liabilities assumed	$526,466

Fair value of assets acquired:
Current assets	$23,525
Oil and gas properties
Subject to amortization	294,356
Not subject to amortization	61,116
Other noncurrent assets	218
Goodwill	147,251

Total estimated fair value of assets acquired	$526,466

Prior to the acquisition, 3TEC redeemed all outstanding shares of its Series D preferred stock for $14.7 million and incurred $11.1 million of merger related costs. Current liabilities assumed in the merger include $14.7 million related to the preferred stock redemption and $1.7 million of merger related costs.

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

Pro Forma Information

The following unaudited pro forma information shows the proforma effect of the Nuevo acquisition, the issuance by PXP of $250 million of 7.125% Senior Notes due 2014 and the retirement of Nuevo’s 9 3/8% Senior Subordinated Notes and TECONS as discussed in Note 5, the sale of Nuevo’s Congo operations as discussed in Note 9, the 3TEC acquisition, and PXP’s issuance of $75 million of 8.75% senior subordinated notes on May 30, 2003. This unaudited pro forma information assumes the Nuevo acquisition, the issuance of the 7.125% Senior Notes and the sale of Nuevo’s Congo operations occurred on January 1 of the year presented. The 3TEC acquisition and the issuance of the $75 million of 8.75% senior subordinated notes are assumed to have occurred on January 1, 2003.

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

	Year Ended December 31,
(in thousands, except per share data)	2004	2003
Revenues	$806,637	$706,250
Income from operations	228,152	189,115
Income (loss) from continuing operations	1,053	51,037
Discontinued operations and cumulative effect of accounting changes	—	26,575
Net income (loss)	1,053	77,612
Basic earnings per share
Income (loss) from continuing operations	$0.01	$0.67
Discontinued operations and cumulative effect of accounting changes	—	0.35
Net income (loss)	0.01	1.02
Diluted earnings per share
Income (loss) from continuing operations	$0.01	$0.66
Discontinued operations and cumulative effect of accounting changes	—	0.34
Net income (loss)	0.01	1.00
Weighted average shares outstanding
Basic	76,902	76,686
Diluted	77,374	77,240

Income from continuing operations has been reduced by debt extinguishment costs of $14.0 million and $7.5 million in year December 31, 2004 and 2003, respectively.

Note 3—Derivative Instruments and Hedging Activities

General

We actively manage our exposure to commodity price fluctuations by hedging portions of our oil and gas production through the use of derivative instruments. The derivative instruments currently consist of oil and gas swaps, collars and option contracts entered into with financial institutions. Although certain of our derivatives do not qualify for hedge accounting, we do not enter into derivative instruments for speculative trading purposes. All derivative instruments are recorded on the balance sheet at fair value. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value are recognized currently in our statement of operations as gain (loss) on mark-to-market derivative contracts. If a derivative is designated as a cash flow hedge and qualifies for hedge accounting, the unrealized gain or loss on the derivative is deferred in accumulated Other Comprehensive Income (“OCI”), a component of Stockholders’ Equity until the sale of the hedged oil and gas production. Realized gains and losses on derivative instruments that are designated as a hedge and qualify for hedge accounting are generally included in oil and gas revenues in the period the hedged volumes are sold. However, in the case of the derivatives acquired in connection with our acquisitions of Nuevo and 3TEC, only changes in fair value subsequent to the acquisition date will be reflected in our oil and gas revenues.

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

To qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective. Gains and losses deferred in OCI related to cash flow hedges for which hedge accounting has been discontinued remain in OCI until the related product has been delivered. If it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

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

Derivative Instruments Designated as Cash Flow Hedges.

At December 31, 2004, we had the following open commodity derivative positions designated as cash flow hedges:

Period	Commodity	Instrument Type	Daily Volumes	Average Price	Index
Sales of Production
2005
1st Quarter	Crude oil	Swap	13,000/Barrels	$25.82	WTI
2nd Quarter	Crude oil	Swap	10,000/Barrels	$25.80	WTI
1st Quarter	Natural gas	Swap	13,000/MMBtu	$4.75	Waha Socal
2nd Quarter	Natural gas	Swap	9,500/MMBtu	$4.66	Waha
3rd Quarter	Natural gas	Swap	5,000/MMBtu	$4.40	Waha
4th Quarter	Natural gas	Swap	5,000/MMBtu	$4.40	Waha
2006
January - December	Crude oil	Swap	15,000/Barrels	$25.28	WTI
Purchases of Natural Gas
2005
January - December	Natural gas	Swap	8,000 /MMBtu	$3.85	Socal

Location and quality differentials attributable to our properties are not included in the foregoing prices. Because of the quality and location of our oil and gas production, these adjustments will affect our net price.

Derivative Instruments Not Designated as Hedging Instruments.

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

The new collars do not qualify for hedge accounting because they incorporate a net liability position associated with the cancelled swaps. As a result, changes to the market value of the collars will be recorded on the income statement as gain (loss) on mark-to-market derivative contracts. Any cash flow impact associated with the new collars are reported as a financing activity in the statement of cash flows rather than an operating cash flow because the collars are deemed to contain a significant financing element. OCI at December 31, 2004 includes $106.2 million ($65.5 million after tax) of deferred losses representing the mark-to-market value of the cancelled 2005 swaps as of the date of the restructuring. These deferred losses will remain in OCI until the hedged production is delivered during 2005, at which time they will be recognized as a reduction to oil revenues.

The restructured collars discussed above as well as certain other commodity derivative contracts to which we are a party, do not qualify for hedge accounting. Consequently, these contracts are marked-to-market each quarter with changes in fair value recognized currently as gain (loss) on mark-to-market derivative contracts in the statement of operations. Cash flow is only impacted to the extent the actual settlements under the contracts result in making or receiving a payment from the counterparty. During the years ended December 31, 2004 and 2003 we recognized pre-tax losses of $150.3 million and pre-tax income of $0.8 million, respectively, from derivatives that do not qualify for hedge accounting.

At December 31, 2004, we had the following open commodity derivative positions that were not designated as hedging instruments:

Period	Commodity	Instrument Type	Daily Volumes	Average Price	Index
Sales of Production
2005
1st Quarter	Crude oil	Collar	4,300/Barrels	$27.00 Floor - $31.75 Ceiling	WTI
2nd Quarter	Crude oil	Collar	6,800/Barrels	$27.00 Floor - $30.40 Ceiling	WTI
3rd Quarter	Crude oil	Collar	14,400/Barrels	$26.00 Floor - $30.03 Ceiling	WTI
4th Quarter	Crude oil	Collar	14,000/Barrels	$26.00 Floor - $29.33 Ceiling	WTI
January - December	Crude oil	Collar	22,000/Barrels	$25.00 Floor - $34.76 Ceiling	WTI
2006
January - December	Crude oil	Collar	22,000/Barrels	$25.00 Floor - $34.76 Ceiling	WTI
2007
January - December	Crude oil	Collar	22,000/Barrels	$25.00 Floor - $34.76 Ceiling	WTI
2008
January - December	Crude oil	Collar	22,000/Barrels	$25.00 Floor - $34.76 Ceiling	WTI

Physical Purchase Contracts.

Although not a derivative, at December 31, 2004 we also have the following contracts for the purchase of natural gas utilized in our steam flood operations:

Period	Commodity	Instrument Type	Daily Volumes	Average Price	Index
Purchases of Natural Gas
2005
January - December	Natural gas	Physical purchase	10,000/MMBtu	$4.19	Socal

Other Comprehensive Income.

At December 31, 2004, OCI consisted of $200.9 million ($123.9 million after tax) of unrealized losses on our open hedging instruments, including $106.2 million ($65.5 million, net of tax) of deferred losses representing the mark-to-market value of the cancelled 2005 swaps as of the date of the restructuring. At December 31, 2003, OCI consisted of $66.7 million ($40.3 million after tax) of unrealized losses on our open hedging instruments, $0.2 million ($0.1 million, net of tax) loss related to our interest rate swap and $0.1 million ($0.1 million, net of tax) loss related to deferred compensation liabilities. At December 31, 2002, OCI consisted of $20.9 million ($12.6 million after tax) of unrealized losses on our open hedging instruments, $0.3 million ($0.2 million, net of tax) loss related to our interest rate swap and $0.2 million ($0.1 million, net of tax) loss related to deferred compensation liabilities.

During 2004, 2003 and 2002, deferred losses for cash flow hedges of $153.0 million (including $1.3 million for ineffectiveness), $37.6 million and $14.7 million, respectively, were reclassified from OCI and charged to income as a reduction of oil and gas sales revenues and steam gas costs. During the year ended December 31, 2005, based on estimates of future commodity prices as of

December 31, 2004, we expect to reclassify $15.9 million of net deferred losses associated with open derivative contracts and $106.2 million of net deferred losses on terminated derivative contracts from OCI to oil and gas revenue. Also during such period, we expect to reclassify approximately $46.8 million of deferred income tax benefits from OCI to income tax expense. The amounts ultimately reclassified to earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement. The net deferred losses associated with terminated derivative contracts that will be recognized as a reduction in our 2005 oil and gas revenues as follows: first quarter—$29.1 million, second quarter—$27.3 million, third quarter—$25.7 million and fourth quarter—$24.1 million.

Note 4—Asset Retirement Obligations

Effective January 1, 2003, we adopted SFAS 143 which requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract. When the liability is initially recorded, the entity is required to capitalize the retirement cost of the related long-lived asset. Each period the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Prior to the adoption of SFAS 143 we included estimated future costs of abandonment and dismantlement in our full cost amortization base and these costs were amortized as a component of our depletion expense.

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

The following table reflects the changes in our asset retirement obligation during the period (in thousands):

	Year Ended December 31,
	2004	2003	2002
	Pro forma
Asset retirement obligation—beginning of period	$33,735	$26,540	$21,008
Liabilities incurred
Nuevo acquisition	128,053	—	—
3TEC acquisition	—	4,577	—
Property dispositions and other	(38,717)	(469)	3,630
Settlements	(218)	(415)	—
Change in estimate	(2,184)	—	—
Accretion expense	8,563	2,637	1,902
Asset retirement additions	1,237	865	—

Asset retirement obligation—end of period (1)	$130,469	$33,735	$26,540

(1)	$3.6 million and $0.5 million included in current liabilities for 2004 and 2003, respectively.

If SFAS 143 had been applied during the year ended December 31, 2002, on a pro forma basis our reported net income for such year would have increased by $1.2 million, or $0.05 per share (basic and diluted).

Note 5—Long-Term Debt

At December 31, 2004 and 2003, long-term debt consisted of (in thousands):

	December 31, 2004		December 31, 2003
	Current	Long-Term	Current	Long-Term
Revolving credit facility	$—	$110,000	$—	$211,000
8.75% senior subordinated notes, including unamortized premium of $1.7 million in 2003 and $1.9 million in 2003	—	276,727	—	276,906
7.125% senior notes, including unamortized discount of $1.3 million	—	248,741	—	—
Other	—	—	511	—

	$—	$635,468	$511	$487,906

Aggregate total maturities of long-term debt in the next five years are as follows: 2005—$0.0 million; 2006—$0.0 million; 2007—$110.0 million; 2008—$0.0 million; 2009—$0.0 million.

In connection with our acquisition of Nuevo, we completed a series of steps described below to refinance a portion of our and all of Nuevo’s outstanding debt (the “Recapitalization Transactions”). In connection with the Recapitalization Transactions we recognized a $19.7 million pre-tax loss on early extinguishment of debt in 2004.

Senior Revolving Credit Facility.    In May 2004 we amended our three-year, $500 million senior revolving credit facility, or credit facility, with a group of lenders and with JPMorgan Chase Bank serving as administrative agent. This credit facility provides for a current borrowing base of $600 million that will be redetermined on a semi-annual basis, with us and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on the Company’s oil and gas properties, reserves, other indebtedness and other relevant factors. The credit facility has commitments for up to $500 million in borrowings. Additionally, the credit facility contains a $50.0 million sub-limit on letters of credit. This amended credit facility matures on April 4, 2007. To secure borrowings, we pledged 100% of the shares of stock of our domestic subsidiaries and gave mortgages covering at least 80% of the total present value of our domestic oil and gas properties.

Amounts borrowed under the credit facility bear an annual interest rate, at our election, equal to either: (i) the Eurodollar rate, which is based on LIBOR, plus a margin ranging from 1.25% to 1.875%; or (ii) the greatest of (1) the prime rate, as determined by JPMorgan Chase Bank, (2) the certificate of deposit rate, plus 1.0%, or (3) the federal funds rate, plus 0.5%; plus an additional variable amount ranging from 0% to 0.625% for each of (1)-(3). The additional variable amount of interest payable on outstanding borrowings is based on (1) the utilization rate as a percentage of the total amount of funds borrowed under the credit facility to the borrowing base and (2) our long-term debt rating. Commitment fees and letter of credit fees under the credit facility are based on the utilization rate and our long-term debt rating. Commitment fees range from 0.3% to 0.5% of the amount available for borrowing. Letter of credit fees range from 1.25% to 1.875%. The issuer of any letter of credit receives an issuing fee of 0.125% of the undrawn amount. The effective interest rate on our borrowings under this revolving credit facility was 3.6% at December 31, 2004.

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

At December 31, 2004, we had $110.0 million in borrowings and $6.9 million in letters of credit outstanding under the credit facility. At that date we were in compliance with the covenants contained in the credit facility and could have borrowed the full amount available under the credit facility.

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

At December 31, 2004, we had $275.0 million principal amount of 8.75% Notes outstanding. The 8.75% Notes are our unsecured general obligations, are subordinated in right of payment to all of our existing and future senior indebtedness and are jointly and severally guaranteed on a full, unconditional basis by all of our existing and future domestic restricted subsidiaries. The 8.75% Notes are not redeemable until July 1, 2007. On or after that date they are redeemable, at our option, at 104.375% of the principal amount for the twelve-month period ending June 30, 2008, at 102.917% of the principal amount for the twelve-month period ending June 30, 2009, at 101.458% of the principal amount for the twelve-month period ending June 30, 2010 and at 100% of the principal amount thereafter. In each case, accrued interest is payable to the date of redemption. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase.

Short-term Credit Facility.    In August 2004 we entered into an uncommitted short-term credit facility with a bank under which we may make borrowings from time to time until August 14, 2005, not to exceed at any time the maximum principal amount of $15.0 million. No advance under the short-term facility may have a term exceeding fourteen days and all amounts outstanding are due and payable no later than August 15, 2005. Each advance under the short-term facility shall bear interest at a rate per annum mutually agreed on by the bank and the Company. At all times an advance is outstanding, the Company must have $100 million in availability under its senior revolving credit facility. No amounts were outstanding under the short-term credit facility at December 31, 2004.

Note 6—Related Party Transactions

Prior to the reorganization, we used a centralized cash management system under which our cash receipts were remitted to Plains Resources and our cash disbursements were funded by Plains Resources. We were charged interest on any amounts, other than income taxes payable, due to Plains Resources at the average effective interest rate of Plains Resources long-term debt. For the year ended December 31, 2002 we were charged $10.7 million of interest on amounts payable to Plains Resources. Of such amount, $9.3 million was included in interest expense and $1.4 million was capitalized in oil and gas properties.

To compensate Plains Resources for services rendered under the Services Agreement, we were allocated direct and indirect corporate and administrative costs of Plains Resources. Such costs for the year ended December 31, 2002 totaled $4.4 million. Of such amount, $3.1 million was included in general and administrative expense and $1.3 million was capitalized in oil and gas properties.

In addition, prior to the reorganization Plains Resources entered into various derivative instruments to reduce our exposure to decreases in the market price of crude oil. At the time of the reorganization, all open derivative instruments held by Plains Resources on our behalf were assigned to us.

Our Chief Executive Officer is a director of Vulcan Energy Corporation (formerly known as Plains Resources). In connection with the reorganization and the spin-off we entered into certain agreements with Plains Resources, including a master separation agreement; the Plains Exploration & Production transition services agreement that expired June 16, 2004; the Plains Resources transition services agreement that expired June 8, 2004; and a technical services agreement that expired June 30, 2004. For the year ended December 31, 2004 we billed Plains Resources $0.4 million for services provided by us under these agreements and Plains Resources billed us $0.1 million for services they provided to us under these agreements. In addition, for the year ended December 31, 2004 we billed Plains Resources $0.2 million for administrative costs associated with certain special projects performed on their behalf. For the year ended December 31, 2003 we billed Plains Resources $0.5 million for services provided by us under these agreements and Plains Resources billed us $0.1 million for services they provided to us under these agreements.

In June 2004, based on third party valuations the Company acquired two aircraft from Cypress Aviation LLC (“Cypress”), for $4.5 million. Our Chief Executive Officer is a member of Cypress. Prior to acquiring the aircraft, we chartered private aircraft from Gulf Coast Aviation Inc. (“Gulf Coast”), a corporation that from time-to-time leased aircraft owned by Cypress. In 2004, 2003 and 2002, we paid Gulf Coast $0.5 million, $0.8 million and $0.2 million, respectively, in connection with such services. The charter services were arranged with market-based rates.

Plains All American Pipeline, L.P. (“PAA”), a publicly traded master limited partnership, is an affiliate of Plains Resources. PAA is the marketer/purchaser for a significant portion of our oil production, including the royalty share of production. The marketing agreement provides that PAA will purchase for resale at market prices certain of our oil production for which PAA charges a marketing fee of either $0.20 or $0.15 per barrel based upon the contract the barrels are resold under. During the years ended December 31, 2004, 2003 and 2002, the following amounts were recorded with respect to such transactions (in thousands of dollars):

	Year Ended December 31,
	2004	2003	2002
Sales of oil to PAA
PXP’s share	$274,447	$238,663	$193,615
Royalty owners’ share	54,208	45,703	35,969

	$328,655	$284,366	$229,584

Charges for PAA marketing fees	$1,427	$1,728	$1,633

Note 7—Stock and Other Compensation Plans

In 2002 we adopted our 2002 Stock Incentive Plan (the “2002 Plan”), 2002 Rollover Stock Incentive Plan (“Rollover”) and 2002 Transition Stock Incentive Plan (“Transition”). A total of 210,000 restricted shares were granted under the Rollover and Transition Plans. In June 2003, our stockholders approved an amendment to the 2002 Stock Incentive Plan to increase the number available for issuance under the plan from 500,000 to 1,500,000 shares. In May 2004 our stockholders approved our 2004 Stock Incentive Plan (the “2004 Plan”) which provides for a maximum of 5,000,000 shares available for options and awards.

The 2002 Plan and the 2004 Plan provide for the grant of stock options, and other awards (including performance units, performance shares, share awards, restricted stock, restricted stock units, and stock appreciation rights, or SARs) to our directors, officers, employees, consultants and advisors. Our compensation committee may grant options and SARs on such terms, including vesting and payment forms, as it deems appropriate in its discretion, however, no option or SAR may be exercised more than 10 years after its grant, and the purchase price for incentive stock options and non-qualified stock options may not be less than 100% of the fair market value of our common stock on the date of grant. The compensation committee may grant restricted stock awards, restricted stock units, share awards, performance units and performance shares on such terms and conditions as it may in its discretion decide.

At the time of the spin-off all individuals holding outstanding options to acquire Plains Resources common stock were granted an equal number of SARs. The exercise price of the SARs was based on the exercise price of the Plains Resources options, as adjusted. The SARs had the same amount of vesting as the related Plains Resources stock options and vesting terms remained unchanged. Generally, the SARs had a pro rata vesting period of two to five years and an exercise period of five to ten years.

SARs are subject to variable accounting treatment. Accordingly, at the end of each quarter, we compare the closing price of our common stock on the last day of the quarter to the exercise price of each SAR. To the extent the closing price exceeds the exercise price of each SAR, we recognize such excess as an accounting charge for the SAR’s deemed vested at the end of the quarter to the extent such excess had not been recognized in previous quarters. If such excess were to be less than the extent to which accounting charges had been recognized in previous quarters, we would recognize the difference as income in the quarter. In 2004, 2003 and 2002 we recognized charges of $35.5 million, $18.0 million and $3.7 million, respectively, as compensation expense with respect to SARs vested or deemed vested during the periods. The 2004 and 2003 amounts include cash payments with respect to SARs exercised of $15.2 million and $2.1 million, respectively.

A summary of the status of our SARs as of December 31, 2004, 2003 and 2002 and changes during the years ending on those dates are presented below (shares in thousands):

	2004		2003		2002
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding at beginning of year	3,933	$9.25	4,047	$8.68	—	$—
Granted	352	16.32	489	11.27	4,047	8.68
Exercised	(1,440)	9.22	(404)	6.05	—	—
Forfeited	(79)	11.57	(199)	9.13	—	—

Outstanding at end of year	2,766	$10.10	3,933	$9.25	4,047	$8.68

SARs exercisable at year-end	1,794	$8.90	1,992	$8.76	1,491	$7.86

The following table reflects the SARs outstanding at December 31, 2004 (share amounts in thousands):

Range of Exercise Price	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$ 2.46-$8.33	177	0.48 years	$5.05	175	$5.02
9.08- 9.08	1,000	6.35 years	9.08	1,000	9.08
9.10- 9.10	200	2.67 years	9.10	100	9.10
9.36- 9.36	290	2.14 years	9.36	136	9.36
9.37- 9.76	309	1.46 years	9.46	221	9.48
9.97-10.59	284	3.11 years	10.46	134	10.45
10.60-13.64	170	3.66 years	12.07	28	11.84
15.63-15.63	282	4.13 years	15.63	—	—
17.20-23.86	49	4.50 years	19.65	—	—
24.68-24.68	5	4.80 years	24.68	—	—

2.46-24.68	2,766	3.96 years	$10.10	1,794	$8.90

Our stock compensation plans also allow grants of restricted stock and restricted stock units. Restricted stock is issued on the grant date but restricted as to transferability. Restricted stock unit awards represent the right to receive common stock when vesting occurs. Approximately 1.3 million of our restricted stock units have a provision for accelerated vesting if the closing price of our common stock is equal to or greater than $37.92 per share for any ten of twenty consecutive trading days.

A summary of the status of our restricted stock and restricted stock units as of December 31, 2004, 2003 and 2002 and changes during the years ending on those dates are presented below (shares in thousands):

	December 31,
	2004	2003	2002
Outstanding at beginning of year	523	210	—
Granted	1,600	455	210
Released	(328)	(107)	—
Cancelled	(13)	(35)	—

Outstanding at end of year	1,782	523	210

Weighted average grant date fair value per share	$17.31	$10.74	$9.86

During 2004 and 2003 we recognized total compensation of $9.1 million and $2.9 million, respectively, related to our restricted stock and restricted stock unit grants.

As a result of the Nuevo acquisition, we converted certain of Nuevo’s outstanding stock options to options on our common stock. At December 31, 2004 there were 420,233 options outstanding with an average exercise price of $16.13 per share and an average remaining life of 3.3 years.

We also have a 401(k) defined contribution plan whereby we match 100% of an employee’s contribution (subject to certain limitations in the plan). Matching contributions are made 100% in cash. The initial contribution under the plan, $0.1 million, was made for the pay period ended December 31, 2002. In 2004 and 2003 we made contributions totaling $3.5 million and $2.0 million, respectively, to the 401(k) plan.

Note 8—Income Taxes

Until the date of the spin-off on December 18, 2002, our taxable income or loss was included in the consolidated income tax returns filed by Plains Resources. Income tax obligations reflected in these financial statements with respect to such returns are based on the tax sharing agreement that provides that income taxes are calculated assuming we filed a separate combined income tax return.

Our deferred income tax assets and liabilities at December 31, 2004 and 2003 consist of the tax effect of income tax carryforwards and differences related to the timing of recognition of certain types of costs as follows (in thousands):

	December 31,
	2004	2003
U.S. Federal
Deferred tax assets:
Net operating loss	$38,301	$2,952
Tax Credits	53,718	6,038
Commodity hedging contracts and other	130,424	21,879

	222,443	30,869

Deferred tax liabilities:
Net oil & gas acquisition, exploration and development costs	(434,513)	(124,269)

Net U.S. Federal deferred tax asset (liability)	(212,070)	(93,400)
States
Deferred tax liability, net	(30,590)	(28,035)

Net deferred tax assets (liability)	$(242,660)	$(121,435)

Current asset	$76,823	$28,156
Long-term liability	(319,483)	(149,591)

	$(242,660)	$121,435

Tax carryforwards at December 31, 2004, which are available for future utilization on income tax returns, are as follows (in thousands):

FEDERAL	Amount	Expiration
Alternative minimum tax (AMT) credit	$4,904	—
EOR credit	56,136	2020-2024
Net Operating Loss—regular Tax	109,608	2018-2023
Net Operating Loss—AMT Tax	70,561	2018-2023

STATE
Alternative minimum tax (AMT) credit	$106	—
EOR credit	20,815	2014-2019
Net Operating Loss—regular Tax	2,016	2010-2013
Net Operating Loss—AMT Tax	3,830	2010-2013

The tax attributes related to the purchase of Nuevo are subject to statutory limitation under Internal Revenue Code Section 382 on the amount that can be used each year. We do not expect the limitation to materially impact our ability to use such attributes.

Set forth below is a reconciliation between the income tax provision (benefit) computed at the United States statutory rate on income (loss) before income taxes and the income tax provision in the accompanying consolidated statements of income (in thousands):

	Year Ended December 31,
	2004	2003	2002
U.S. federal income tax provision at statutory rate	$708	$35,253	$15,039
State income taxes, net of federal benefit	788	5,512	2,409
EOR credits	(9,547)	(828)	(412)
Other	1,234	1,375	(304)

Income tax expense (benefit) on income before income taxes and cumulative effect of accounting change	(6,817)	41,312	16,732
Income tax benefit allocated to cumulative effect of accounting change	—	(7,860)	—

Income tax provision	$(6,817)	$33,452	$16,732

A deferred tax benefit related to non-cash employee compensation of $1.2 million and $0.2 million was allocated directly to additional paid-in capital for 2004 and 2003, respectively.

Under the terms of a tax allocation agreement, we have agreed to indemnify Plains Resources if the spin-off is not tax-free to Plains Resources as a result of various actions taken by us or with respect to our failure to take various actions. In addition, we agreed that, during the three-year period following the spin-off, without the prior written consent of Plains Resources, we will not engage in transactions that could adversely affect the tax treatment of the spin-off unless we obtain a supplemental tax ruling from the IRS or a tax opinion acceptable to Plains Resources of a nationally recognized tax counsel to the effect that the proposed transaction would not adversely affect the tax treatment of the spin-off or provide adequate economic security to Plains Resources to ensure we would be able to comply with our obligation under this agreement. We may not be able to control some of the events that could trigger this indemnification obligation.

The Company has determined that EOR tax credits are available for 2004 and certain prior tax years of Nuevo Energy Company. EOR tax credits reduce the Company’s tax liability down to its alternative minimum tax liability. EOR tax credits are subject to a phase-out according to the level of average domestic crude prices. No phase-out occurred in 2004.

Note 9—Property Divestments

We periodically evaluate and from time to time have elected to sell certain of our mature producing properties that we consider to be nonstrategic. In December 2004, we completed the sale of certain properties located offshore California and onshore South Texas, New Mexico, and South Louisiana. These divestments were conducted via negotiated and auction transactions and we received net proceeds of approximately $153 million. In a series of transactions in the first and second quarters of 2004 we sold our interests in certain non-core producing properties in New Mexico, Texas, Mississippi, Louisiana, and Illinois for proceeds of approximately $28 million. In 2003, we sold our interest in 36 predominantly non-operated and noncore fields in the Permian Basin, the Texas Panhandle, east Texas, the Mid-continent Area, Alabama, Arkansas, Mississippi, North Dakota and New Mexico for aggregate proceeds of approximately $23 million.

During the second and third quarters of 2004, we sold certain real estate parcels acquired in the Nuevo merger and received aggregate proceeds of approximately $4 million. The properties represented approximately 609 surface acres located in Santa Barbara and Los Angeles counties in California.

In April 2004, Nuevo entered into definitive agreements for the sale of the stock of its subsidiaries that held oil and gas interests in the Republic of Congo. The sale closed on July 30, 2004 and we received net cash consideration of approximately $54 million. When we acquired Nuevo, the fair value of the investment in the Congo operations was accounted for as an asset held for sale.

In December 2003, Nuevo sold its Tonner Hills residential development property for approximately $47.0 million. To date $40.7 million of the purchase price has been received and the remainder is due upon completion of certain habitat restoration activities. The fair value of our investment in the property is reflected on the balance sheet in current assets under the caption assets held for sale. The $40.7 million that has been received to date is reflected on the balance sheet in current liabilities, as these amounts are accounted for as deposits until the completion of the habitat restoration activities.

Note 10—Commitments, Contingencies and Industry Concentration

Commitments and Contingencies

Operating leases. We lease certain real property, equipment and operating facilities under various operating leases. Future noncancellable commitments related to these leases are as follows (in thousands):

2005	$4,704
2006	3,829
2007	3,267
2008	3,126
2009	2,411
Thereafter	7,540

Total expenses related to such leases were $3.7 million, $2.2 million and less than $0.1 million in 2004, 2003 and 2002, respectively.

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

In January 2005 we discovered and self-reported a violation related to flared gas emissions in excess of permitted levels on properties acquired in the Nuevo acquisition. Estimated excess emissions from the San Joaquin Valley casing vent recovery system located on the Gamble Lease are approximately 881 tons over a 745 day period. We brought the facility into compliance within 10 days of discovering the violation.

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

In connection with the sale of certain properties offshore California in December 2004 we retained the responsibility for certain abandonment costs, including removing, dismantling and disposing of the existing offshore platforms. The present value of such abandonment costs, $35.0 million ($65.2 million undiscounted), are included in our asset retirement obligation as reflected on our consolidated balance sheet. In addition, we agreed to guarantee the performance of the purchaser with respect to the remaining abandonment obligations related to the properties (approximately $44 million).

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

Sale of Nuevo’s Congo operations.    Upon our acquisition of Nuevo, we became a party to an existing agreement between Nuevo, CMS NOMECO Oil & Gas Co. (CMS) and a third party. Under the agreement, Nuevo and CMS may be liable to the third party for the recapture of dual consolidated losses (DCLs) in connection with each company’s 1995 acquisition of Congolese properties. Nuevo and CMS agreed to indemnify each other for any act that would cause the third party to experience a liability from the recapture of DCLs as a result of a triggering event.

CMS sold its interest in the Congolese properties to a subsidiary of Perenco, S.A. (Perenco) in 2002. The sale did not trigger recapture, as both CMS and Perenco filed a request for a closing agreement with the Internal Revenue Service (IRS) in accordance with the U.S consolidated return regulations. Similarly, we do not expect that our merger with Nuevo, nor the sale of our interest in the Congolese properties to Perenco will trigger recapture. We, along with Perenco and the IRS, expect to finalize two closing agreements in the near future. The estimated remaining contingent liabilities are $19.2 million relative to Nuevo’s former interest, and $23.5 million relative to CMS’ former interest, for which we would be jointly liable. We believe the occurrence of a triggering event is remote and we do not believe the agreements will have a material adverse affect upon us.

Other commitments and contingencies.    As is common within the industry, we have entered into various commitments and operating agreements related to the exploration and development of and production from proved oil and gas properties and the marketing, transportation and storage of oil. It is management’s belief that such commitments will be met without a material adverse effect on our financial position, results of operations or cash flows.

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

Industry Concentration

Financial instruments which potentially subject us to concentrations of credit risk consist principally of accounts receivable with respect to our oil and gas operations and derivative instruments related to our hedging activities. During 2004, 2003 and 2002 sales to PAA accounted for 33%, 70% and 95%, respectively, of our total revenues and during 2004 sales to ConocoPhillips accounted for 33% of our total revenues. During such periods no other purchaser accounted for more than 10% of our total revenues. The loss of any single significant customer or contract could have a material adverse short- term effect, however, we do not believe that the loss of any single significant customer or contract would materially affect our business in the long-term. We believe such purchasers could be replaced by other purchasers under contracts with similar terms and conditions. However, their role as the purchaser of a significant portion of our oil production does have the potential to impact our overall exposure to credit risk, either positively or negatively, in that they may be affected by changes in economic, industry or other conditions. We generally do not require letters of credit or other collateral from PAA or from ConocoPhillips to support trade receivables. Accordingly, a material adverse change in PAA’s or ConocoPhillips’s financial condition could adversely impact our ability to collect the applicable receivables, and thereby affect our financial condition.

The contract counterparties for our derivative commodity contracts are all major financial institutions with Standard & Poor’s ratings of A or better. Six of the financial institutions are participating lenders in our credit facility, with one such counterparty holding contracts that represent approximately 34% of the fair value of all of our open positions at December 31, 2004.

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

The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. Derivative financial instruments included in our financial statements are stated at fair value. The carrying amounts and fair values of our other financial instruments are as follows (in thousands):

	December 31, 2004
	Carrying Amount	Fair Value
Long-Term Debt
Senior revolving credit facility	$110.0	$110.0
7.125% Notes	248.7	274.4
8.75% Notes	276.7	308.0

The carrying value of bank debt approximates its fair value, as interest rates are variable, based on prevailing market rates. The fair value of the 7.125% Notes and the 8.75% Notes is based on quoted market prices based on trades of such debt.

Note 12—Supplemental Cash Flow Information

Cash payments for interest and income taxes were (in thousands of dollars):

	Year Ended December 31,
	2004	2003	2002
Cash payments for interest	$29,515	$32,364	$280

Cash payments for income taxes	$2,305	$5,534	$—

Common stock issued for no cash payment in connection with compensation plans (amounts in thousands):

	Year Ended December 31,
	2004	2003	2002
Shares	328	107	—

Amount	$3,855	$1,071	$—

The Nuevo acquisition involved non-cash consideration as follows (in thousands of dollars):

Common stock issued	$575,023
Stock options assumed	4,389
Senior Subordinated Notes	162,945
Bank Credit Facility	140,000
TECONS	103,815
Current liabilities	249,438
Other noncurrent liabilities	33,583
Deferred income tax liabilities	222,936
Asset retirement obligation	128,053

$1,620,182

The 3TEC acquisition involved non-cash consideration as follows (in thousands of dollars):

Fair value of common stock issued	$152,186
Current liabilities assumed	73,779
Other long-term liabilities assumed	4,394
Deferred income tax liability	40,281

$270,640

Note 13—Oil and natural gas activities

Costs incurred

Our oil and natural gas acquisition, exploration, exploitation and development activities are conducted in the United States. The following table summarizes the costs incurred during the last three years (in thousands).

	Year Ended December 31,
	2004	2003	2002
Property acquisitions costs
Unproved properties
Nuevo acquisition	$137,457	$—	$—
3TEC acquisition	—	61,116	—
Other	7,437	19,025	65
Proved properties
Nuevo acquisition
Asset retirement cost	128,053	—	—
Other	1,079,967	—	—
3TEC acquisition
Asset retirement cost	—	4,577	—
Other	—	289,779	—
Other (1)	2,738	1,197	(4,516)
Exploration costs	57,530	8,947	602
Exploitation and development costs (2)	141,198	101,334	68,346

	$1,554,380	$485,975	$64,497

(1)	In 2002 in connection with the acquisition of an additional interest in the Point Arguello field, offshore California, we assumed certain obligations of the seller. As consideration for receiving the transferred properties and assuming such obligations, we received $2.4 million. In addition, we received $2.7 million as our share of revenues less costs for the period April 1 to July 31, 2002, the period prior to ownership.
(2)	Amounts presented for 2003 do not include the cumulative effect adjustment for the January 1, 2003 adoption of SFAS 143 of $15.9 million.

Amounts presented include capitalized general and administrative expense of $16.2 million, $11.0 million, and $6.0 million in 2004, 2003 and 2002, respectively, and capitalized interest expense of $7.0 million, $3.2 million and $2.4 million in 2004, 2003 and 2002, respectively.

Capitalized costs

The following table presents the aggregate capitalized costs subject to amortization relating to our oil and gas acquisition, exploration, exploitation and development activities, and the aggregate related accumulated DD&A (in thousands).

	December 31,
	2004	2003
Proved properties	$2,402,179	$1,074,302
Accumulated DD&A	(319,745)	(183,988)

	$2,082,434	$890,314

The average DD&A rate per equivalent unit of production was $5.93, $3.86 and $3.17 in 2004, 2003 and 2002, respectively.

Costs not subject to amortization

The following table summarizes the categories of costs comprising the amount of unproved properties not subject to amortization (in thousands).

	December 31,
	2004	2003	2002
Acquisition costs	$67,380	$44,135	$24,612
Exploration costs	6,725	12,489	—
Capitalized interest	5,300	7,034	5,433

	$79,405	$63,658	$30,045

Unproved property costs not subject to amortization consist of acquisition costs related to unproved areas, exploration costs and capitalized interest. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves established or impairment determined. We will continue to evaluate these properties and costs will be transferred into the amortization base as the undeveloped areas are tested. Certain of our onshore properties and one offshore property consist of mature but underdeveloped crude oil properties that were acquired from major or large independent oil and gas companies. Certain of these fields were discovered from 1906 to 1981, have produced significant volumes since initial discovery, and exhibit complex reservoir and geologic conditions. Due to the nature of the reserves, the ultimate evaluation of the properties will occur over a period of several years. We expect that 66% of the costs not subject to amortization at December 31, 2004 will be transferred to the amortization base over the next three years and the remainder within the next seven years. The majority of the leases covering the properties are held by production and will not limit the time period for evaluation. Approximately 63%, 27%, 0% and 10% of the balance in unproved properties at December 31, 2004, related to additions made in 2004, 2003, 2002 and prior periods, respectively.

Results of operations for oil and gas producing activities

The results of operations from oil and gas producing activities below exclude non-oil and gas revenues, general and administrative expenses, interest charges, interest income and interest capitalized. Income tax expense was determined by applying the statutory rates to pretax operating results (in thousands).

	Year Ended December 31,
	2004	2003	2002
Revenues from oil and gas producing activities	$671,706	$304,090	$188,563
Production costs and other	(223,080)	(104,819)	(78,451)
Depreciation, depletion, amortization and accretion	(144,093)	(50,142)	(29,632)
Income tax expense	(120,106)	(58,996)	(31,307)

Results of operations from producing activities (excluding corporate overhead and interest costs)	$184,427	$90,133	$49,173

Supplemental reserve information (unaudited)

The following information summarizes our net proved reserves of oil (including condensate and natural gas liquids) and gas and the present values thereof for the three years ended December 31, 2004. The following reserve information is based upon reports of the independent petroleum consulting firms of Netherland, Sewell & Associates, Inc. in 2004 and Netherland, Sewell & Associates, Inc. and Ryder Scott Company in 2003 and 2002. The estimates are in accordance with SEC regulations.

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

Decreases in the prices of oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenues, profitability and cash flow. A significant portion of our reserve base (approximately 84% of year-end 2004 reserve volumes) is comprised of oil properties that are sensitive to crude oil price volatility.

Estimated quantities of oil and natural gas reserves (unaudited)

The following table sets forth certain data pertaining to our proved and proved developed reserves for the three years ended December 31, 2004 (in thousands).

	As of or for the Year Ended December 31,
	2004		2003		2002
	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)
Proved Reserves
Beginning balance	227,728	319,177	240,161	77,154	223,293	96,217
Revision of previous estimates	(138)	(27,773)	(9,009)	(12,844)	8,897	(19,827)
Extensions, discoveries and other additions	20,980	47,677	2,749	31,529	15,049	6,661
Improved recovery	10,225	2,617	—	—	—	—
Purchase of reserves in-place	161,068	162,527	5,421	249,301	2,635	—
Sale of reserves in-place	(52,019)	(58,235)	(2,327)	(7,768)	(930)	(2,535)
Production	(16,441)	(38,590)	(9,267)	(18,195)	(8,783)	(3,362)

Ending balance	351,403	407,400	227,728	319,177	240,161	77,154

Proved Developed Reserves
Beginning balance	124,822	235,070	127,415	53,317	119,248	59,101

Ending balance	233,707	305,009	124,822	235,070	127,415	53,317

Standardized measure of discounted future net cash flows (unaudited)

The Standardized Measure of discounted future net cash flows relating to proved crude oil and natural gas reserves is presented below (in thousands):

	December 31,
	2004	2003	2002
Future cash inflows	$13,106,450	$8,190,872	$6,819,645
Future development costs	(1,205,386)	(529,920)	(431,841)
Future production expense	(4,991,280)	(3,041,607)	(2,528,065)
Future income tax expense	(2,258,064)	(1,579,078)	(1,446,528)

Future net cash flows	4,651,720	3,040,267	2,413,211
Discounted at 10% per year	(2,415,001)	(1,783,464)	(1,529,704)

Standardized measure of discounted future net cash flows	$2,236,719	$1,256,803	$883,507

The Standardized Measure of discounted future net cash flows (discounted at 10%) from production of proved reserves was developed as follows:

1. An estimate was made of the quantity of proved reserves and the future periods in which they are expected to be produced based on year-end economic conditions.

2. In accordance with SEC guidelines, the engineers’ estimates of future net revenues from our proved properties and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. We have entered into various arrangements to fix or limit the prices for a portion of our oil and gas production. Arrangements in effect at December 31, 2004 are discussed in Note 3. Such arrangements are not reflected in the reserve reports. The overall average year-end prices used in the reserve reports as of December 31, 2004, 2003 and 2002 were $30.91, $28.22 and $26.91 per barrel of oil, respectively, and $5.40, $5.53 and $4.63 per Mcf of gas, respectively.

3. The future gross revenue streams were reduced by estimated future operating costs (including production and ad valorem taxes) and future development and abandonment costs, all of which were based on current costs.

4. The reports reflect the pre-tax Present Value of Proved Reserves to be $3.3 billion, $2.0 billion and $1.5 billion at December 31, 2004, 2003 and 2002, respectively. SFAS No. 69 requires us to further reduce these estimates by an amount equal to the present value of estimated income taxes which might be payable by us in future years to arrive at the Standardized Measure. Future income taxes were calculated by applying the statutory federal and state income tax rate to pre-tax future net cash flows, net of the tax basis of the properties involved and utilization of available tax carryforwards related to oil and gas operations.

The principal sources of changes in the Standardized Measure of the future net cash flows for the three years ended December 31, 2004, are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Balance, beginning of year	$1,256,803	$883,507	$384,467
Sales, net of production expenses	(598,197)	(235,948)	(125,463)
Net change in sales and transfer prices, net of production expenses	258,819	(1,657)	979,042
Changes in estimated future development costs	(39,759)	(2,172)	(62,801)
Extensions, discoveries and improved recovery, net of costs	414,055	107,922	98,969
Previously estimated development costs incurred during the year	49,823	46,957	39,692
Purchase of reserves in-place	1,481,958	635,604	16,583
Sale of reserves in-place	(370,620)	(42,022)	(2,959)
Revision of quantity estimates and timing of estimated production	(13,020)	(205,829)	(133,618)
Accretion of discount	189,590	151,403	62,376
Net change in income taxes	(392,733)	(80,962)	(372,781)

Balance, end of year	$2,236,719	$1,256,803	$883,507

Note 14—Quarterly Financial Data (Unaudited)

The following table shows summary financial data for 2004 and 2003 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2004
Revenues	$92,961	$152,770	$210,361	$215,614	$671,706
Operating profit	25,453	58,601	57,865	66,680	208,599
Net income	10,398	18,893	(47,978)	27,527	8,840
Basic earnings per share	0.26	0.32	(0.62)	0.36	0.14
Diluted earnings per share	0.26	0.32	(0.62)	0.35	0.14
2003
Revenues	$51,738	$63,858	$95,382	$93,112	$304,090
Operating profit	22,420	28,516	49,720	46,131	146,787
Income before cumulative effect of accounting change	8,603	8,900	17,544	12,040	47,087
Cumulative effect of accounting change	12,324	—	—	—	12,324
Net income	20,927	8,900	17,544	12,040	59,411
Earnings per share—basic
Income before cumulative effect of accounting change	$0.36	$0.31	$0.44	$0.30	$1.41
Cumulative effect of accounting change	0.51	—	—	—	0.37
Net income	0.87	0.31	0.44	0.30	1.78
Earnings per share—diluted
Income before cumulative effect of accounting change	$0.35	$0.31	$0.43	$0.30	$1.41
Cumulative effect of accounting change	0.51	—	—	—	0.37
Net income	0.86	0.31	0.43	0.30	1.78

Note 15—Consolidating Financial Statements

We are the issuer of the 8.75% Notes and 7.125% Notes discussed in Note 5. The 8.75% Notes and 7.125% Notes are jointly and severally guaranteed on a full and unconditional basis by our wholly-owned subsidiaries (referred to as “Guarantor Subsidiaries”).

The following financial information presents consolidating financial statements, which include:

•	PXP (the “Issuer”);

•	the guarantor subsidiaries on a combined basis (“Guarantor Subsidiaries”);

•	elimination entries necessary to consolidate the Issuer and Guarantor Subsidiaries; and

•	PXP on a consolidated basis.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2004

(in thousands)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$876	$669	$—	$1,545
Accounts receivable and other current assets	215,668	40,954	—	256,622

	216,544	41,623	—	258,167

Property and Equipment, at cost
Oil and natural gas properties—full cost method
Subject to amortization	1,817,709	584,470	—	2,402,179
Not subject to amortization	39,707	39,698	—	79,405
Other property and equipment	11,963	583	—	12,546

	1,869,379	624,751	—	2,494,130
Less allowance for depreciation, depletion and amortization	(209,224)	(113,817)	—	(323,041)

	1,660,155	510,934	—	2,171,089

Investment in and Advances to Subsidiaries	612,538	—	(612,538)	—

Other Assets	54,227	149,762	—	203,989

	$2,543,464	$702,319	$(612,538)	$2,633,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$210,366	$40,556	$—	$250,922
Commodity derivative contracts	172,800	2,673	—	175,473

	383,166	43,229	—	426,395

Long-Term Debt	635,468	—	—	635,468

Other Long-Term Liabilities	340,271	41,253	—	381,524

Payable to Parent	—	307,820	(307,820)	—

Deferred Income Taxes	314,184	5,299	—	319,483

Stockholders’ Equity
Stockholders’ equity	994,249	353,629	(353,629)	994,249
Accumulated other comprehensive income	(123,874)	(48,911)	48,911	(123,874)

	870,375	304,718	(304,718)	870,375

	$2,543,464	$702,319	$(612,538)	$2,633,245

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2003

(in thousands)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$403	$974	$—	$1,377
Accounts receivable and other current assets	53,949	33,155	—	87,104

	54,352	34,129	—	88,481

Property and Equipment, at cost
Oil and natural gas properties—full cost method
Subject to amortization	570,639	503,663	—	1,074,302
Not subject to amortization	21,370	42,288	—	63,658
Other property and equipment	4,330	609	—	4,939

	596,339	546,560	—	1,142,899
Less allowance for depreciation, depletion and amortization	(64,470)	(121,534)	—	(186,004)

	531,869	425,026	—	956,895

Investment in and Advances to Subsidiaries	531,142	—	(531,142)	—

Other Assets	20,292	146,600	—	166,892

	$1,137,655	$605,755	$(531,142)	$1,212,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$71,441	$22,912	$—	$94,353
Commodity derivative contracts	34,881	25,341	—	60,222
Current maturities on long-term debt	511	—	—	511

	106,833	48,253	—	155,086

Long-Term Debt	487,906	—	—	487,906

Other Long-Term Liabilities	43,317	22,112	—	65,429

Payable to Parent	—	511,783	(511,783)	—

Deferred Income Taxes	145,343	4,248	—	149,591

Stockholders’ Equity
Stockholders’ equity	394,695	30,292	(30,292)	394,695
Accumulated other comprehensive income	(40,439)	(10,933)	10,933	(40,439)

	354,256	19,359	(19,359)	354,256

	$1,137,655	$605,755	$(531,142)	$1,212,268

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil and liquids	$386,060	$61,996	$—	$448,056
Natural gas	41,908	179,452	—	221,360
Other operating revenues	1,211	1,079	—	2,290

	429,179	242,527	—	671,706

Costs and Expenses
Production expenses	159,129	63,951	—	223,080
General and administrative	80,452	4,745	—	85,197
Provision for legal and regulatory settlements	1,520	5,325	—	6,845
Depreciation, depletion and amortization and accretion	74,951	73,034	—	147,985

	316,052	147,055	—	463,107

Income from Operations	113,127	95,472	—	208,599
Other Income (Expense)
Equity in earnings of subsidiaries	46,774	—	(46,774)	—
Interest expense	(22,854)	(14,440)	—	(37,294)
Gain (loss) on mark-to-market derivative contracts	(148,043)	(2,271)	—	(150,314)
Debt extinguishment costs	(19,691)	—	—	(19,691)
Interest and other income (expense)	797	(74)	—	723

Income Before Income Taxes and Cumulative Effect of Accounting Change	(29,890)	78,687	(46,774)	2,023
Income tax benefit (expense)
Current	19,032	(19,407)	—	(375)
Deferred	19,698	(12,506)	—	7,192

Net Income	$8,840	$46,774	$(46,774)	$8,840

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
Income tax benefit (expense)
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
Income tax benefit (expense)
Current	(1,232)	(5,121)	—	(6,353)
Deferred	(11,615)	1,236	—	(10,379)

Net Income	$26,237	$5,988	$(5,988)	$26,237

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,840	$46,774	$(46,774)	$8,840
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	74,951	73,034	—	147,985
Equity in earnings of subsidiaries	(46,774)	—	46,774	—
Deferred income taxes	(19,698)	12,506	—	(7,192)
Debt extinguishment costs	(4,453)	—	—	(4,453)
Commodity derivative contracts
Loss (gain) on derivatives	64,395	(14,554)	—	49,841
Reclassify financing derivative settlements	103,521	—	—	103,521
Non-cash compensation
Stock appreciation rights	20,268	—	—	20,268
Other	8,092	—	—	8,092
Other noncash items	(144)	—	—	(144)
Change in assets and liabilities from operating activities, net of effect of acquisitions
Accounts receivable and other assets	804	(18,733)	—	(17,929)
Accounts payable and other liabilities	32,399	21,991		54,390

Net cash provided by operating activities	242,201	121,018	—	363,219

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(99,522)	(111,865)	—	(211,387)
Acquisition of Nuevo Energy Company, net of cash acquired	(14,156)	—	—	(14,156)
Proceeds from sales of properties	211,173	27,816	—	238,989
Other property and equipment	(7,633)	(399)	—	(8,032)

Net cash (used in) provided by investing activities	89,862	(84,448)	—	5,414

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	(405,000)	—	—	(405,000)
Change in revolving credit facility	(101,000)	—	—	(101,000)
Proceeds from debt issuance	248,695	—	—	248,695
Debt issuance costs	(9,325)	—	—	(9,325)
Derivative settlements	(103,521)	—	—	(103,521)
Investment in and advances to affiliates	36,875	(36,875)	—	—
Other	1,686	—	—	1,686

Net cash provided by (used in) financing activities	(331,590)	(36,875)	—	(368,465)

Net increase (decrease) in cash and cash equivalents	473	(305)	—	168
Cash and cash equivalents, beginning of year	403	974	—	1,377

Cash and cash equivalents, end of year	$876	$669	$—	$1,545

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59,411	$52,531	$(52,531)	$59,411
Items not affecting cash flows from operating activities:
Depreciation, depletion, amortization and accretion	19,960	32,524	—	52,484
Equity in earnings of subsidiaries	(51,886)	—	51,886	—
Deferred income taxes	27,016	5,212	—	32,228
Gain on derivatives	—	(847)	—	(847)
Cumulative effect of adoption of accounting change	(12,324)	(645)	645	(12,324)
Non-cash compensation
Stock appreciation rights	15,895	—	—	15,895
Other	1,190	—	—	1,190
Other noncash items	123	—	—	123
Change in assets and liabilities from operating activities:
Accounts receivable and other assets	(10,745)	7,197	—	(3,548)
Inventories	236	(145)	—	91
Accounts payable to Plains Resources Inc.	(1,435)	—	—	(1,435)
Accounts payable and other liabilities	12,923	(37,913)	—	(24,990)

Net cash provided by operating activities	60,364	57,914	—	118,278

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, exploration and developments costs	(49,057)	(73,013)	—	(122,070)
Additions to other property and equipment	(2,322)	(192)	—	(2,514)
Proceeds from property sales	—	23,420	—	23,420
Acquisition of 3TEC	—	(267,546)	—	(267,546)

Net cash used in investing activities	(51,379)	(317,331)	—	(368,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	(511)	—	—	(511)
Change in revolving credit facility	175,200	—	—	175,200
Proceeds from debt issuance	80,061	—	—	80,061
Debt issuance costs	(4,349)	—	—	(4,349)
Contribution from Plains Resources Inc.	510	—	—	510
Purchase treasury stock	(130)	—	—	(130)
Investment in and advances to affiliates	(260,367)	260,367		—

Net cash provided by (used in) financing activities	(9,586)	260,367	—	250,781

Net increase (decrease) in cash and cash equivalents	(601)	950	—	349
Cash and cash equivalents, beginning of year	1,004	24	—	1,028

Cash and cash equivalents, end of year	$403	$974	$—	$1,377

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

(16) Subsequent Event (unaudited)

On March 15, 2005 we announced we had entered into an agreement to acquire certain California producing oil and gas properties from a private company for $119 million. The properties are primarily located in the Los Angeles Basin of onshore California with some smaller properties located in adjacent Ventura County. The transaction is expected to close in the second quarter of 2005, subject to customary closing conditions. The acquisition will be financed under our existing credit facility.