Form 10-K/A
period 2003-12-31
PLAINS EXPLORATION & PRODUCTION CO
filed 2005-04-04
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment

No. 2

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

On March 31, 2005, there were approximately 77.3 million shares of the registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $417 million on June 30, 2003 (based on $10.81 per share, the last sale price of the Common Stock as reported on the New York Stock Exchange on such date).

PLAINS EXPLORATION & PRODUCTION COMPANY

AMENDMENT NO. 2 TO 2003 ANNUAL REPORT ON FORM 10-K/A

Explanatory Note

This Amendment No. 2 to annual report on Form 10-K/A (“Form 10-K/A”) is being filed to amend the Company’s annual report on Form 10-K for the year ended December 31, 2003, which was originally filed with the SEC on March 12, 2004 (“Original Form 10-K”) and amended on June 14, 2004 (“Amendment No. 1 to Form 10-K”). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of item 9A of Part II, as amended, as well as currently dated certifications. Unaffected items have not been repeated in this Amendment No. 2.

In June 2004 we determined that deferred tax assets associated with our current liability for commodity hedging contracts that had historically been classified in long-term deferred income taxes should instead be classified as a current asset in our consolidated balance sheet. We are filing this Form 10-K/A for the purpose of amending the disclosure contained in Item 9A of Part II, Controls and Procedures, regarding this change in classification.

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

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements based on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “will”, “would”, “should”, “plans”, “likely”, “expects”, “anticipates”, “intends”, “believes”, “estimates”, “thinks”, “may”, and similar expressions, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things:

•	uncertainties inherent in the development and production of oil and gas and in estimating reserves;

•	unexpected difficulties in integrating our operations as a result of any significant acquisitions, including the recent acquisition of Nuevo Energy Company;

•	unexpected future capital expenditures (including the amount and nature thereof);

•	impact of oil and gas price fluctuations;

•	the effects of our indebtedness, which could adversely restrict our ability to operate, could make us vulnerable to general adverse economic and industry conditions, could place us at a competitive disadvantage compared to our competitors that have less debt, and could have other adverse consequences;

•	the effects of competition;

•	the success of our risk management activities;

•	the availability (or lack thereof) of acquisition or combination opportunities;

•	the impact of current and future laws and governmental regulations;

i

•	environmental liabilities that are not covered by an effective indemnity or insurance, and

•	general economic, market, industry or business conditions.

All forward-looking statements in this report are made as of the date hereof, and you should not place undue certainty on these statements without also considering the risks and uncertainties associated with these statements and our business that are discussed in this report. Moreover, although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information. See Items 1 & 2.—“Business and Properties—Risk Factors” and Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2004 for additional discussions of risks and uncertainties.

	Part II
Item 9A.	Controls and Procedures	1

	Part IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	3

PART II

Item 9A.    Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2003 are effective at the “reasonable assurance” level to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133— ”Accounting for Derivatives,” or SFAS 133, pursuant to which we were required to record the fair value of all derivative instruments on our balance sheet. Upon adoption of SFAS 133 effective January 1, 2001, we began classifying deferred income taxes associated with our current assets and liabilities for commodity hedging contracts in long-term deferred income taxes. In a recent review of our financial statements in comparison to financial statements of other oil and gas producing companies, our Vice President, Controller and Chief Accounting Officer noted that the balance sheet classification of deferred income tax liabilities and assets was not treated consistently by the companies reviewed. On further review we determined that deferred tax assets associated with our current liability for commodity hedging contracts that we had classified in long term deferred income taxes since January 1, 2001, should instead be classified as a current asset in our consolidated balance sheet.

After consultation with our auditors and review of recent views expressed by the staff of the SEC concerning assessment of materiality and although the misclassification had no impact on our consolidated statements of income, cash flows or stockholder’s equity and was merely a reclassification of amounts between balance sheet accounts, we determined to restate our financial statements. At a meeting on June 12, 2004 our Audit Committee approved the restatement of our financial statements and the amendment of the appropriate documents filed with the SEC. Accordingly, in Amendment No. 1 to our Form 10-K for the year ended December 31, 2003 and Amendment No. 1 to our Form 10-Q for the quarter ended March 31, 2004 we revised our consolidated balance sheets at December 31, 2003 and 2002 and March 31, 2004, to reflect the reclassification of deferred tax assets associated with our current liability for commodity hedging contracts.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our internal controls at the time of the misclassification included qualified tax consultants who prepared income tax related calculations and disclosures based on information provided by the Company followed by a review by our Vice President, Controller and Chief Accounting Officer and Assistant Controller, Financial Reporting. Although we believe the appropriate procedures were in place and were performed by qualified personnel, none of those involved recognized the misclassification. We believe that the misclassification of the deferred taxes represented a deficiency rather than a material weakness in the internal control system and we believe the deficiency has been appropriately addressed.

In early 2004 we decided to add the position of Director of Tax due to the growth and increasing complexity of the Company’s operations. The decision to add the position of Director of Tax was not a result of the tax misclassification. Our Director of Tax joined the Company in May 2004 and is responsible for overall management of the Company’s tax function. These responsibilities include advising management concerning tax-efficient alternatives, assuring the Company’s financial statements properly reflect tax expenses, assets and liabilities and related disclosures, and meeting tax compliance obligations accurately and efficiently. Our Director of Tax has twenty-three years of previous tax experience with large multi-national exploration and production companies. He has a master’s degree in accounting, is a certified public accountant licensed in Texas, and is a member of the Tax Executives Institute. We believe that the supervision of the Company’s tax disclosures by an experienced tax accounting professional employed by the Company will enhance its ability to comply with all appropriate tax and related accounting issues, inclusive of the period end reporting process around classification of deferred tax assets and liabilities.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2003 identified as a result of the evaluation described above that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (3) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated February 12, 2004, by and among Plains Exploration & Production Company, PXP California Inc. and Nuevo Energy Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 12, 2004)

3.1	Certificate of Incorporation of Plains Exploration & Production Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 3, 2002).

3.2	Bylaws of Plains Exploration & Production Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on October 3, 2002).

4.1	Indenture dated July 3, 2002 among Plains Exploration & Production Company, Plains E&P Company, Arguello Inc., Plains Illinois Inc., Plains Resources International Inc., PMCT Inc., and J.P. Morgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

4.2	Form of 8 3/4% Senior Subordinated Note (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

4.3	First Supplemental Indenture, dated as of March 31, 2003, among PXP Gulf Coast Inc., Plains Exploration & Production Company, and Plains E&P Company, each other then existing Subsidiary Guarantor under the Indenture, and J.P. Morgan Chase Bank, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ending March 31, 2003).

10.1	Master Separation Agreement dated July 3, 2002 between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.2	Amendment No. 1 to Master Separation Agreement, dated as of November 20, 2002, between Plains Resources Inc. and Plains Exploration & Production Company (incorporated by reference to Exhibit 10.24 to the Company’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.3	Plains Exploration and Production Company Transition Services Agreement dated July 3, 2002 between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 Form S-1 filed on August 28, 2002).

10.4	Extension of Term of Plains Exploration & Production Company Transition Services Agreement, dated as of December 18, 2002, between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on February 12, 2003).

10.5	Extension of Term of Plains Exploration & Production Company Transition Services Agreement, effective as of June 16, 2003, between Plains Resources Inc. and Plains Exploration & Production Company. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on August 29, 2003).

Exhibit Number	Description

10.6	Plains Resources Inc. Transition Services Agreement dated July 3, 2002 between Plains Resources Inc. and Plains Exploration & Production Company (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.7	Extension of Term of Plains Resources Inc. Transition Services Agreement, effective as of June 8, 2003, between Plains Resources Inc. and Plains Exploration & Production Company. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed on August 29, 2003).

10.8	Second Amended and Restated Tax Allocation Agreement dated November 20, 2002 between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.9	Technical Services Agreement dated July 3, 2002 between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.10	Intellectual Property Agreement dated July 3, 2002 between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.11	Employee Matters Agreement dated July 3, 2002 between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.12	Amendment No. 1 to Employee Matters Agreement, dated as of September 18, 2002, between Plains Resources Inc. and Plains Exploration & Production Company (incorporated by reference to Exhibit 10.22 to the Company’s Amendment No. 2 to Form S-1 filed on October 4, 2002).

10.13	Amendment No. 2 to Employee Matters Agreement, dated as of November 20, 2002, between Plains Resources Inc. and Plains Exploration & Production Company (incorporated by reference to Exhibit 10.25 to the Company’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.14	Amendment No. 3 to Employee Matters Agreement, dated as of December 2, 2002, between Plains Resources Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 filed on February 12, 2003).

10.15	Credit Agreement dated as of April 4, 2003 among Plains Exploration & Production Company, as Borrower, JPMorgan Chase Bank, as Administrative Agent, Bank One, NA (Main Office Chicago) and Bank of Montreal, as Syndication Agents, BNP Paribas and the Bank of Nova Scotia, as Documentation Agents, and the Lenders party thereto (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 2 to Form S-4 filed on May 1, 2003).

10.16	Employment Agreement, dated as of September 19, 2002, between Plains Exploration & Production Company and James C. Flores (incorporated by reference to Exhibit 10.13 to Company’s Amendment No. 2 to Form S-1 filed on October 4, 2002).

10.17	Amendment No. 1 to Employment Agreement dated as of November 20, 2002, between Plains Exploration & Production Company and James C. Flores (incorporated by reference to Exhibit 10.26 to the Company’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.18	Employment Agreement, dated as of August 20, 2002, between Plains Exploration & Production Company and Stephen A. Thorington (incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 2 to Form S-1 filed on October 4, 2002).

Exhibit Number		Description

10.19		Amendment No. 1 to Employment Agreement, dated as of November 20, 2002, between Plains Exploration & Production Company and Stephen A. Thorington (incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.20	**	Employment Agreement, dated as of September 4, 2003, between Plains Exploration & Production Company and John F. Wombwell.

10.21	**	Employment Agreement dated as of February 18, 2004, between Plains Exploration & Production Company and Thomas M. Gladney.

10.22		Form of Plains Restricted Stock Agreement (incorporated by reference to Exhibit 10.19 to the Company’s 2002 Form 10-K).

10.23		Form of Plains Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.18 to the Company’s 2002 Form 10-K).

10.24		Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.33 to the Company’s 2002 Form 10-K).

10.25		Plains Exploration & Production Company 2002 Transition Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.26		Plains Exploration & Production Company 2002 Rollover Stock Plan (incorporated by reference to Exhibit 10.34 to the Company’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.27		First Amendment to the Plains Exploration & Production Company 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Amendment No. 1 to Form S-4 filed on March 27, 2003).

21.1**		List of Subsidiaries of Plains Exploration & Production Company.

23.1**		Consent of PricewaterhouseCoopers LLP.

23.2**		Consent of Netherland, Sewell & Associates, Inc.

23.3**		Consent of Ryder Scott Company.

31.1*		Rule 13a-14(a)/15d-14(a) Certificate of the Chief Executive Officer

31.2*		Rule 13a-14(a)/15d-14(a) Certificate of the Chief Financial Officer

32.1*		Section 1350 Certificate of the Chief Executive Officer

32.2*		Section 1350 Certificate of the Chief Financial Officer

*	Filed herewith.
**	Previously filed with this Annual Report on Form 10-K for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY

Date: April 4, 2005	By:	/s/ STEPHEN A. THORINGTON
Stephen A. Thorington, Executive Vice President and Chief Financial Officer (Principal Financial Officer)