Form 10-Q/A
period 2004-03-31
PLAINS EXPLORATION & PRODUCTION CO
filed 2005-04-04
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

77.3 million shares of Common Stock, $0.01 par value, issued and outstanding at March 31, 2005.

Explanatory Note

This Amendment No. 2 to quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, which was filed with the SEC on May 7, 2004 (“Original Form 10-Q”) and amended on June 14, 2004 (“Amendment No. 1 to Form 10-Q”). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of Item 4 of Part I, as amended, as well as currently dated certifications. Unaffected items have not been repeated in this Form 10-Q/A.

In June 2004 we determined that deferred tax assets associated with our current liability for commodity hedging contracts that had historically been classified in long-term deferred income taxes should instead be classified as a current asset in our consolidated balance sheet. We are filing this Form 10-Q/A for the purpose of amending the disclosure contained in Item 4 of Part I, Controls and Procedures, regarding this change in classification.

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

PLAINS EXPLORATION & PRODUCTION COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 4. Controls and Procedures	1

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	3

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

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133—“Accounting for Derivatives,” or SFAS 133, pursuant to which we were required to record the fair value of all derivative instruments on our balance sheet. Upon adoption of SFAS 133 effective January 1, 2001, we began classifying deferred income taxes associated with our current assets and liabilities for commodity hedging contracts in long-term deferred income taxes. In a recent review of our financial statements in comparison to financial statements of other oil and gas producing companies, our Vice President, Controller and Chief Accounting Officer noted that the balance sheet classification of deferred income tax liabilities and assets was not treated consistently by the companies reviewed. On further review we determined that deferred tax assets associated with our current liability for commodity hedging contracts that we had classified in long term deferred income taxes since January 1, 2001, should instead be classified as a current asset in our consolidated balance sheet. After consultation with our auditors and review of recent views expressed by the staff of the SEC concerning assessment of materiality and although the misclassification had no impact on our consolidated statements of income, cash flows or stockholder’s equity and was merely a reclassification of amounts between balance sheet accounts, we determined to restate our financial statements. At a meeting on June 12, 2004 our Audit Committee approved the restatement of our financial statements and the amendment of the appropriate documents filed with the SEC. Accordingly, in Amendment No. 1 to our Form 10-K for the year ended December 31, 2003 and Amendment No. 1 to our Form 10-Q for the quarter ended March 31, 2004, we revised our consolidated balance sheets at December 31, 2003 and 2002 and March 31, 2004, to reflect the reclassification of deferred tax assets associated with our current liability for commodity hedging contracts.

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

1

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2004 identified as a result of the evaluation described above that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

2

PART II. OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	Agreement and Plan of Merger, dated February 12, 2004, by and among Plains Exploration & Production Company, PXP California Inc. and Nuevo Energy Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 12, 2004).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated April 9, 2004, by and among Plains Exploration & Production Company, PXP California Inc. and Nuevo Energy Company (incorporated by reference to Exhibit 2.2 to the Company’s Amendment No. 1 to Form S-4 filed on April 12, 2004).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY.

Date: April 4, 2005	By:	/s/ STEPHEN A. THORINGTON
Stephen A. Thorington
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

4