Form 10-Q/A
period 2004-06-30
PLAINS EXPLORATION & PRODUCTION CO
filed 2005-04-04
CIK 891456

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

Explanatory Note

This Amendment No. 1 to quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004, which was filed with the SEC on August 6, 2004 (“Original Form 10-Q”). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of Item 4 of Part I, as amended, as well as currently dated certifications. Unaffected items have not been repeated in this Form 10-Q/A.

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

ii

Item 4—Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2004 are effective at the “reasonable assurance” level to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

1

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2004 identified as a result of the evaluation described above that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

2

PART II. OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1*	Certificate of Amendment to the Certificate of Incorporation of Plains Exploration & Production Company dated May 14, 2004.

4.1*	Amended and Restated Indenture, dated as of June 18, 2004, among Plains Exploration & Production Company, Plains E&P Company, the Subsidiary Guarantor Parties Thereto, and J.P. Morgan Chase Bank, as Trustee.

4.2*	Second Supplemental Indenture, dated as of June 30, 2004, among Plains Exploration & Production Company, Plains E&P Company, the Subsidiary Guarantor Parties Thereto, and J.P. Morgan Chase Bank, as Trustee.

4.3	Plains Exploration & Production Company 2004 Stock Incentive Plan (incorporated by reference to Annex B to Plains Exploration & Production Company Amendment No. 1 to Form S-4 filed on April 12, 2004).

10.1*	First Amendment to Credit Agreement dated April 4, 2003, dated as of August 8, 2003 to be effective as of April 4, 2003, among, Plains Exploration & Production Company, each of the subsidiary guarantor parties thereto, each of the lenders that is a signatory thereto, and J.P. Morgan Chase Bank as administrative agent.

10.2*	Second Amendment to Credit Agreement dated April 4, 2003, dated as of May 14, 2004, among, Plains Exploration & Production Company, each of the subsidiary guarantor parties thereto, each of the lenders that is a signatory thereto, and J.P. Morgan Chase Bank as administrative agent.

10.3*	Plains Exploration & Production Company Form of Employment Agreement, Chief Executive Officer.

10.4*	Plains Exploration & Production Company Form of Employment Agreement, Executive Officer.

10.5*	Plains Exploration & Production Company 2004 Stock Incentive Plan, Form of Restricted Stock Unit Agreement.

10.6	Nuevo Energy Company 1990 Stock Option Plan (incorporated by reference to Exhibit 10.8 to Nuevo Energy Company Form S-1 dated July 13, 1992).

10.7	Nuevo Energy Company 1993 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to Nuevo Energy Company Form S-8 (No. 333-210630) filed on February 4, 1997).

10.8	Nuevo Energy Company 1999 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Nuevo Energy Company Form S-8 (No. 333-87899) filed on September 28, 1999).

10.9	Amendment to Nuevo Energy Company 1999 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Nuevo Energy Company Form S-8 filed on October 21, 2001).

10.10	Nuevo Energy Company 2001 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Nuevo Energy Company Form S-8 filed on October 21, 2001).

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

*	Previously filed with this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
**	Filed herewith

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