Form 10-K/A
period 2004-12-31
PLAINS EXPLORATION & PRODUCTION CO
filed 2005-04-22
CIK 891456

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

On April 20, 2005, there were approximately 77.3 million shares of the registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $1.36 billion on June 30, 2004 (based on $18.35 per share, the last sale price of the Common Stock as reported on the New York Stock Exchange on such date).

PLAINS EXPLORATION & PRODUCTION COMPANY

AMENDMENT NO. 1 TO 2004 ANNUAL REPORT ON FORM 10-K/A

Explanatory Note

This Amendment No. 1 to annual report on Form 10-K/A (“Form 10-K/A”) is being filed to amend the Company’s annual report on Form 10-K for the year ended December 31, 2004, which was originally filed with the SEC on March 16, 2005 (“Original Form 10-K”). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of item 9A of Part II, as amended, as well as currently dated certifications. Unaffected items have not been repeated in this Amendment No. 1.

We are filing this Form 10-K/A for the purpose of amending the disclosure contained in Item 9A of Part II, Controls and Procedures.

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

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements based on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “will”, “would”, “should”, “plans”, “likely”, “expects”, “anticipates”, “intends”, “believes”, “estimates”, “thinks”, “may”, and similar expressions, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things:

•	uncertainties inherent in the development and production of oil and gas and in estimating reserves;

•	unexpected difficulties in integrating our operations as a result of any significant acquisitions, including the recent acquisition of Nuevo;

•	unexpected future capital expenditures (including the amount and nature thereof);

•	impact of oil and gas price fluctuations, including the impact on our earnings as a result of our derivative positions;

•	the effects of our indebtedness, which could adversely restrict our ability to operate, could make us vulnerable to general adverse economic and industry conditions, could place us at a competitive disadvantage compared to our competitors that have less debt, and could have other adverse consequences;

•	the effects of competition;

•	the success of our risk management activities;

•	the availability (or lack thereof) of acquisition or combination opportunities;

•	the impact of current and future laws and governmental regulations;

•	environmental liabilities that are not covered by an effective indemnity or insurance, and

•	general economic, market, industry or business conditions.

All forward-looking statements in this report are made as of the date hereof, and you should not place undue certainty on these statements without also considering the risks and uncertainties associated with these statements and our business that are discussed in this report. Moreover, although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information. See Items 1 & 2.—”Business and Properties—Risk Factors” and Item 7.—”Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2004 for additional discussions of risks and uncertainties.

Table of Contents

	Part II

Item 9A.	Controls and Procedures	1

	Part IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	3

PART II

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of December 31, 2004 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (3) Exhibits

Exhibit Number		Description

3.1		Certificate of Incorporation of Plains Exploration & Production Company (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-90974) filed on October 3, 2002 (the “Amendment No. 2 to Form S-1”)).

3.2		Certificate of Amendment to the Certificate of Incorporation of Plains Exploration & Production Company dated May 14, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the period ending June 30, 2004 (the “June 30, 2004 10-Q”))

3.3		Bylaws of Plains Exploration & Production Company (incorporated by reference to Exhibit 3.2 to the Amendment No. 2 to Form S-1).

4.1		Amended and Restated Indenture, dated as of June 18, 2004, among Plains Exploration & Production Company, Plains E&P Company, the Subsidiary Guarantor Parties Thereto, and J.P. Morgan Chase Bank, as Trustee (including form of 8¾% Senior Subordinated Note) (incorporated by reference to Exhibit 4.1 to the June 30, 2004 10-Q).

4.2		Second Supplemental Indenture to Amended and Restated Indenture dated as of June 18, 2004, dated as of June 30, 2004, among Plains Exploration & Production Company, Plains E&P Company, the Subsidiary Guarantor Parties Thereto, and J.P. Morgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.2 to the June 30, 2004 10-Q).

4.3	*	Third Supplemental Indenture to Amended and Restated Indenture dated as of June 18, 2004, dated as of December 30, 2004, among Plains Exploration & Production Company, the Subsidiary Guarantor Parties thereto, Plains Louisiana Inc., PXP Louisiana L.L.C. and J.P. Morgan Chase Bank, as Trustee.

4.4		Indenture dated as of June 30, 2004, among Plains Exploration & Production Company, the Subsidiary Guarantor Parties thereto, and Wells Fargo Bank, N.A., as Trustee (including form of 7 1/8% Senior Note) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 (file no. 333-118350) filed on August 18, 2004 (the “August 2004 S-4”)).

Exhibit Number		Description

4.5	*	First Supplemental Indenture to Indenture dated as of June 30, 2004, dated as of December 30, 2004, among Plains Exploration & Production Company, Plains Louisiana Inc., PXP Louisiana L.L.C., and Wells Fargo Bank, N.A., as Trustee.

10.1		Second Amended and Restated Tax Allocation Agreement dated November 20, 2002 between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Form 10-12/B filed on November 21, 2002 (the “Amendment No. 1 to Form 10”)).

10.2		Credit Agreement dated as of April 4, 2003 among Plains Exploration & Production Company, as Borrower, JPMorgan Chase Bank, as Administrative Agent, Bank One, NA (Main Office Chicago) and Bank of Montreal, as Syndication Agents, BNP Paribas and the Bank of Nova Scotia, as Documentation Agents, and the Lenders party thereto (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 2 to Form S-4 (file no. 333-103149) filed on May 1, 2003).

10.3		First Amendment to Credit Agreement, dated as of August 8, 2003 to be effective as of April 4, 2003, among, Plains Exploration & Production Company, each of the subsidiary guarantor parties thereto, each of the lenders party thereto, and J.P. Morgan Chase Bank as administrative agent (incorporated by reference to Exhibit 10.1 to the June 30, 2004 10-Q).

10.4		Second Amendment to Credit Agreement dated as of May 14, 2004, among, Plains Exploration & Production Company, each of the subsidiary guarantor parties thereto, each of the lenders party thereto, and J.P. Morgan Chase Bank as administrative agent (incorporated by reference to Exhibit 10.2 to the June 30, 2004 10-Q).

10.5		Third Amendment to Credit Agreement, dated as of May 28, 2004, 2004, among Plains Exploration & Production Company, each of the subsidiary guarantor parties thereto, each of the lenders party thereto, and J.P. Morgan Chase Bank as administrative agent (incorporated by reference to Exhibit 10.13 to the August 2004 S-4).

10.6		Fourth Amendment to Credit Agreement, dated effective as of September 30 2004, among Plains Exploration & Production Company, each of the subsidiary guarantor parties thereto, each of the lenders party thereto, and J.P. Morgan Chase Bank as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ending September 30, 2004 (the “September 30, 2004 10-Q”)).

10.7	*	Crude Oil Marketing Agreement, dated as of July 15, 2004, among Plains Exploration & Production Company, Arguello, Inc., PXP Gulf Coast Inc., and Plains Marketing, L.P.

10.8		First Amendment to Crude Oil Marketing Agreement, dated as of October 19, 2004, among Plains Exploration & Production Company, Arguello, Inc., PXP Gulf Coast Inc., (“Sellers”) and Plains Marketing, L.P. (“Buyer”) (incorporated by reference to Exhibit 10.2 to the September 30, 2004 10-Q).

10.9		Crude Oil Purchase Agreement dated February 4, 2000 between Plains Exploration & Production Company (as successor to Nuevo Energy Company) and ConocoPhillips (as successor to Tosco Corporation) (incorporated by reference to Exhibit 10.1 to Nuevo Energy Company’s Current Report on Form 8-K filed February 23, 2000).

10.10		Plains Exploration & Production Company 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Amendment No. 1 to Form 10).

Exhibit Number		Description

10.11		Form of Plains Restricted Stock Agreement under the 2002 Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s 2002 Form 10-K).

10.12		Form of Plains Stock Appreciation Rights Agreement under the 2002 Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s 2002 Form 10-K).

10.13		Form of Restricted Stock Unit Agreement under the 2002 Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s 2002 Form 10-K).

10.14		First Amendment to the Plains Exploration & Production Company 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Amendment No. 1 to Form S-4 (file no. 333-103149) filed on March 27, 2003).

10.15		Plains Exploration & Production Company 2002 Transition Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to the Amendment No. 1 to Form 10).

10.16		Plains Exploration & Production Company 2002 Rollover Stock Plan (incorporated by reference to Exhibit 10.34 to the Amendment No. 1 to Form 10).

10.17		Plains Exploration & Production Company 2004 Stock Incentive Plan (incorporated by reference to Annex D to the Company’s Amendment No. 1 to Form S-4 (file no. 333-113536) filed on April 12, 2004).

10.18		Form of Restricted Stock Unit Agreement under the 2004 Incentive Plan (incorporated by reference to Exhibit 10.5 to the June 30, 2004 10-Q).

10.19	*	Form of Restricted Stock Unit Agreement for Executive Retention Grant.

10.20	*	Employment Agreement, dated as of June 9, 2004, between Plains Exploration & Production Company and James C. Flores.

10.21	*	Employment Agreement, dated as of June 9, 2004, between Plains Exploration & Production Company and Stephen A. Thorington.

10.22	*	Employment Agreement, dated as of June 9, 2004, between Plains Exploration & Production Company and John F. Wombwell.

10.23	*	Employment Agreement dated as of June 9, 2004, between Plains Exploration & Production Company and Thomas M. Gladney.

10.24		Second Amended and Restated Tax Allocation Agreement dated November 20, 2002 between Plains Exploration & Production Company and Plains Resources Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Form 10).

21.1	*	List of Subsidiaries of Plains Exploration & Production Company.

23.1	*	Consent of PricewaterhouseCoopers LLP.

23.2	*	Consent of Netherland, Sewell & Associates, Inc.

23.3	*	Consent of Ryder Scott Company.

31.1	**	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer.

Exhibit Number		Description

31.2	**	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer.

32.1	**	Section 1350 Certificate of the Chief Executive Officer.

32.2	**	Section 1350 Certificate of the Chief Financial Officer.

*	Previously filed with this Annual Report on Form 10-K for the year ended December 31, 2004.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY

Date: April 22, 2005	By:	/s/ STEPHEN A. THORINGTON
Stephen A. Thorington, Executive Vice President and Chief Financial Officer (Principal Financial Officer)