Form 10-Q
period 2005-03-31
PLAINS EXPLORATION & PRODUCTION CO
filed 2005-05-06
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

77.4 million shares of Common Stock, $0.01 par value, issued and outstanding at April 29, 2005.

PLAINS EXPLORATION & PRODUCTION COMPANY

(i)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$1,538	$1,545
Accounts receivable - Plains All American Pipeline, L.P.	34,893	26,224
Other accounts receivable	86,583	96,064
Inventories	9,345	8,505
Deferred income taxes	194,187	76,823
Assets held for sale	44,128	44,222
Other current assets	13,948	4,784

	384,622	258,167

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	2,494,343	2,402,179
Not subject to amortization	77,725	79,405
Other property and equipment	13,221	12,546

	2,585,289	2,494,130
Less allowance for depreciation, depletion and amortization	(365,964)	(323,041)

	2,219,325	2,171,089

Goodwill	169,828	170,467

Other Assets	35,778	33,522

	$2,809,553	$2,633,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$93,519	$90,469
Commodity derivative contracts	453,494	175,473
Royalties payable	33,580	39,174
Stock appreciation rights	54,502	34,589
Interest payable	11,562	13,070
Deposit on assets held for sale	40,711	40,711
Other current liabilities	24,372	32,909

	711,740	426,395

Long-Term Debt
8.75% Senior Subordinated Notes	276,681	276,727
7.125% Senior Notes	248,764	248,741
Revolving credit facility	143,400	110,000

	668,845	635,468

Other Long-Term Liabilities
Asset retirement obligation	128,775	126,850
Commodity derivative contracts	363,994	244,140
Other	10,511	10,534

	503,280	381,524

Deferred Income Taxes	276,144	319,483

Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common stock	774	772
Additional paid-in capital	918,050	913,466
Retained earnings (deficit)	(125,270)	80,406
Accumulated other comprehensive income	(144,010)	(123,874)
Treasury stock, at cost	-	(395)

	649,544	870,375

	$2,809,553	$2,633,245

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenues
Oil sales to Plains All American Pipeline, L.P.	$74,608	$64,267
Other oil sales	105,550	4,037
Oil hedging	(45,445)	(19,033)
Gas sales (includes $7.8 million related to buy/sell contracts in 2005)	53,653	42,386
Gas hedging	826	1,068
Other operating revenues	883	236

	190,075	92,961

Costs and Expenses
Production costs
Lease operating expenses	32,328	18,961
Steam gas costs (includes $8.1 million related to buy/sell contracts in 2005)	16,681	957
Electricity	6,575	5,762
Production and ad valorem taxes	7,336	3,973
Gathering and transportation expenses	3,545	1,196
General and administrative (Note 1)	37,528	20,092
Depreciation, depletion and amortization	43,593	15,840
Accretion	1,745	727

	149,331	67,508

Income from Operations	40,744	25,453
Other Income (Expense)
Interest expense	(11,403)	(6,930)
Gain (loss) on mark-to-market derivative contracts	(374,052)	(1,565)
Interest and other income (expense)	292	262

Income Before Income Taxes	(344,419)	17,220
Income tax (expense) benefit
Current	-	(188)
Deferred	138,801	(6,634)

Net Income (Loss)	$(205,618)	$10,398

Earnings (loss) per share, basic and diluted	$(2.66)	$0.26

Weighted Average Shares Outstanding
Basic	77,202	40,247

Diluted	77,202	40,488

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of dollars)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(205,618)	$10,398
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	45,338	16,567
Deferred income taxes	(138,801)	6,634
Commodity derivative contracts
Loss (gain) on derivatives	354,510	(2,911)
Reclassify financing derivative settlements	50,714	-
Noncash compensation
Stock appreciation rights	19,886	6,303
Other	2,829	2,488
Other noncash items	(23)	(44)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(3,526)	(1,300)
Accounts payable and other liabilities	(27,513)	(7,753)

Net cash provided by operating activities	97,796	30,382

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas properties	(80,954)	(32,105)
Proceeds from sales of properties	-	22,732
Other property and equipment	(675)	(218)

Net cash used in investing activities	(81,629)	(9,591)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	287,000	68,600
Repayments	(253,600)	(88,600)
Derivative settlements	(50,714)	-
Other	1,140	(183)

Net cash used in financing activities	(16,174)	(20,183)

Net increase in cash and cash equivalents	(7)	608
Cash and cash equivalents, beginning of period	1,545	1,377

Cash and cash equivalents, end of period	$1,538	$1,985

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands of dollars)

	Three Months Ended March 31,
	2005	2004

Net Income (Loss)	$(205,618)	$10,398

Other Comprehensive Income (Loss)
Commodity hedging contracts
Change in fair value	(85,646)	(66,102)
Reclassification adjustment for settled contracts	16,199	17,848
Reclassification adjustment for terminated contracts	29,086	-
Related tax benefit	20,225	19,150
Other
Interest rate swap and minimum pension liability	-	41
Related tax expense	-	(17)

	(20,136)	(29,080)

Comprehensive Income (Loss)	$(225,754)	$(18,682)

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(share and dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock		Total

	Shares	Amount				Shares	Amount

Balance, December 31, 2004	77,179	$772	$913,466	$80,406	$(123,874)	(32)	$(395)	$870,375
Net loss	-	-	-	(205,618)	-	-	-	(205,618)
Other comprehensive income	-	-	-	-	(20,136)	-	-	(20,136)
Restricted stock awards
Issuance of stock	106	1	-	-	-	-	-	1
Deferred compensation	-	-	3,761	-	-	-	-	3,761
Treasury stock transactions	-	-	(337)	(58)	-	32	395	-
Other	83	1	1,160	-	-	-	-	1,161

Balance, March 31, 2005	77,368	$774	$918,050	$(125,270)	$(144,010)	-	$-	$649,544

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Organization and Significant Accounting Policies

Organization

The consolidated financial statements of Plains Exploration & Production Company (“PXP”, “us”, “our”, or “we”) include the accounts of our wholly owned subsidiaries. We are an independent energy company engaged in the “upstream” oil and gas business of acquiring, exploiting, developing, exploring for and producing oil and gas. Our activities are all located in the United States.

These consolidated financial statements and related notes present our consolidated financial position as of March 31, 2005 and December 31, 2004, the results of our operations, our comprehensive income and our cash flows for the three months ended March 31, 2005 and 2004 and the changes in our stockholders’ equity for the three months ended March 31, 2005. All adjustments, consisting only of normal recurring adjustments, that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year statements to conform to the current year presentation. The results for the three months March 31, 2005, are not necessarily indicative of the final results to be expected for the full year.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Accounting Policies

Asset Retirement Obligations.    The following table reflects the changes in our asset retirement obligation (ARO) during the three months ended March 31, 2005 (in thousands):

Asset retirement obligation - beginning of period	$130,469
Settlements	(266)
Accretion expense	1,745
Asset retirement additions	470

Asset retirement obligation - end of period	$132,418	(1)

(1) $3.6 million included in current liabilities.

Earnings Per Share.    For the three months ended March 31, 2005 and 2004 the weighted average shares outstanding for computing basic and diluted earnings per share were (in thousands):

	Three Months Ended March 31,
	2005	2004

Common shares outstanding - basic	77,202	40,247
Unvested restricted stock, restricted stock units and stock options	-	241

Common shares outstanding - diluted	77,202	40,488

Due to our net loss in 2005 our unvested restricted stock, restricted stock units and stock options (846,000 equivalent shares) were not included in computing earnings per share because the effect was antidilutive. In computing earnings per share, no adjustments were made to reported net income.

Inventory.    Oil inventories are carried at the lower of the cost to produce or market value. Materials and supplies inventory is stated at the lower of cost or market with cost determined on an average cost method. Inventory consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Oil	$1,526	$1,526
Materials and supplies	7,819	6,979

	$9,345	$8,505

General and Administrative Expense.    Our general and administrative (“G&A”) expense consists of (in thousands):

	Three Months Ended March 31,
	2005	2004
G&A excluding items below	$11,727	$7,043
Stock appreciation rights	22,972	10,561
Other stock-based compensation	2,829	2,488

	$37,528	$20,092

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

We account for buy/sell contracts in the same manner as any other monetary transaction for which title passes and the risk and reward of ownership are assumed by the counterparties. The SEC has questioned whether the industry’s accounting for buy/sell contracts should instead be shown net on the income statement and accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29). The topic is under deliberation by the Emerging Issues Task Force (EITF) of the FASB as Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” The EITF first discussed this issue in November 2004 and again in March 2005. Additional research is being performed by the FASB staff, and the topic will be discussed again at a future EITF meeting. While this issue is under deliberation, the SEC staff directed companies in a February 2005 letter to disclose on the face of the income statement, if material, the amounts associated with buy/sell contracts and to discuss in a footnote to the financial statements the basis for the underlying accounting.

We believe our buy/sell contracts are monetary transactions that are outside the scope of APB 29. We also believe our accounting is supported by the indicators of gross reporting of purchases and sales in paragraph 3 of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

For the three months ended March 31, 2005, Gas Sales includes $7.8 million and Steam Gas Costs includes $8.1 million related to buy/sell contracts. If the EITF were to determine these transactions should be accounted for as non-monetary, such amounts would be netted in our Consolidated Statements of Income. We did not enter into buy/sell contracts in periods prior to our acquisition of Nuevo Energy Company in May 2004.

Stock Based Compensation. We account for stock based compensation using the intrinsic value method. No adjustments to our net income or earnings per share would be required under SFAS No. 123, “Accounting for Stock-Based Compensation”.

Recent Accounting Pronouncements. In December 2004 the FASB issued SFAS No.123R (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Public entities (other than those filing as small business issuers) were originally required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005 the SEC announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The Commission’s new rule allows registrants to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Accordingly, we will adopt SFAS 123R effective January 1, 2006. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123R will be applied to valuing stock-based awards and the impact the recognition of compensation expense related to such awards will have on our financial statements.

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

The SEC concluded that only the fair value allocated to the oil and gas properties in a business acquisition should be included in the costs accounted for under Rule 4-10(c) of Regulation S-X. Goodwill associated with acquisitions of oil and gas properties that constitute a business is recognized in accordance with SFAS 141 but accounted for outside of the full cost rules. Therefore, when dispositions of these properties occur, the goodwill previously recognized does not affect the associated adjustments contemplated under Rule 4-10(c)(6)(i). Rather, the accounting for the goodwill and any potential impairment should follow the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Companies are required to consider whether a property disposition that results in a less than 25% alteration of the proved oil and gas reserve quantities within a given cost center is a trigger that requires goodwill be evaluated for impairment under SFAS 142. The SEC has not yet addressed whether any portion of goodwill should be allocated to a disposition of greater than 25%, but less than 100%, of the oil and gas reserves in a given cost center.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the company. FIN 47 states that a company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. This Interpretation is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not believe that our financial position, results of operations or cash flows will be impacted by this Interpretation.

Note 2—Acquisitions

Nuevo Energy Company

On May 14, 2004 we acquired Nuevo Energy Company (“Nuevo”) in a stock-for-stock transaction (the “Nuevo acquisition”). In the Nuevo acquisition, each outstanding share of Nuevo common stock was converted into 1.765 shares of PXP common stock and Nuevo became our wholly owned subsidiary. The Nuevo acquisition required the issuance of 36.5 million additional PXP common shares, plus the assumption of $254 million in net debt and $115 million of $2.875 Term Convertible Securities, Series A, or TECONS. We have accounted for the Nuevo acquisition as a purchase effective May 14, 2004.

Pro Forma Information

The following unaudited pro forma information shows the pro forma effect of the Nuevo acquisition, the issuance by PXP on June 30, 2004 of $250 million of 7.125% Senior Notes due 2014, the retirement of Nuevo’s 9 3/8% Senior Subordinated Notes and TECONS on June 30, 2004 and the sale of Nuevo’s Congo operations. This unaudited pro forma information assumes such transactions occurred on January 1, 2004.

This unaudited pro forma information has been prepared based on our historical consolidated statements of income and the historical consolidated statement of income of Nuevo. We believe the assumptions used provide a reasonable basis for presenting the significant effects directly attributable to the pro forma transactions. This pro forma financial information does not purport to represent what our results of operations would have been if such transactions had occurred on January 1, 2004.

(in thousands, except per share data)	Three Months Ended March 31, 2004
Revenues	$185,004
Income from operations	36,450
Net income	10,281

Basic and diluted earnings per share	$0.13

Weighted average shares outstanding
Basic	76,733
Diluted	77,059

Pro forma net income has been reduced by debt extinguishment costs of $3.0 million ($1.9 million after tax) in the three months ended March 31, 2004.

Note 3—Derivative Instruments and Hedging Activities

General

We use various derivative instruments to manage our exposure to commodity price risk on sales of oil and gas production. All derivative instruments are recorded on the balance sheet at fair value. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value, both realized and unrealized, are recognized currently in our income statement as gain (loss) on mark-to-market derivative contracts. If a derivative is designated as a cash flow hedge and qualifies for hedge accounting, any unrealized gain or loss is deferred in accumulated Other Comprehensive Income (“OCI”), a component of Stockholders’ Equity, until the hedged oil and gas production is sold. Realized gains and losses on derivative instruments that are designated as a hedge and qualify for hedge accounting are generally included in oil and gas revenues in the period the hedged volumes are sold. Gains and losses deferred in OCI related to cash flow hedges for which hedge accounting has been discontinued remain in OCI until the related product has been delivered.

We do not use hedge accounting for certain of our derivative instruments, either because the derivatives do not qualify for hedge accounting or we have elected not to use hedge accounting. Consequently, these derivative contracts are marked-to-market each quarter with fair value gains and losses, both realized and unrealized, recognized currently as a gain or loss on mark-to-market derivative contracts on the income statement. Cash flow is only impacted to the extent the actual settlements under the contracts result in making or receiving a payment from the counterparty.

Elimination of 2006 swap & collar positions

In March 2005, we executed a series of contracts that will eliminate all of our 2006 oil price swaps and collars at a pre-tax cost of approximately $292 million ($175 million after tax). Approximately $146 million of this amount is attributable to 2006 collars for 22,000 barrels of oil per day with a floor price of $25.00 and an average ceiling price of $34.76. Approximately $146 million of the cost is attributable to 2006 swaps for 15,000 barrels of oil per day at an average price of $25.28. The collars were not accounted for as hedges, therefore, the $146 million loss in the fair value of these instruments was currently recognized in our income statement and there will be no income statement effect subsequent to the amounts reported as of March 31, 2005. We used hedge accounting for the swaps and as a result the $146 million loss in fair value attributable to the swaps has been deferred in OCI and will be recognized as a noncash reduction to oil revenues in 2006 when the hedged production is sold.

The $146 million cash payment for the collars will be reflected as a financing cash outflow in our statement of cash flows when the cash is paid. Under SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the collars are deemed to contain a significant financing element because they included off-market terms. The $146 million cash payment for the swaps will be reflected as an operating cash outflow when the cash is paid. We expect to pay the cost to eliminate the 2006 swaps and collars in the second or third quarter of 2005 with proceeds received from the property sale discussed in Note 7. These payments will reduce derivative liabilities on our balance sheet

Acquisition of floors for 2006 oil production

In March 2005 we acquired $45.00 NYMEX put options on 40,000 barrels of oil per day in 2006. These put options cost an average of $2.96 per barrel which will be paid during 2006. We have elected not to use hedge accounting for the puts, consequently, the puts will be marked-to-market with fair value gains and losses recognized as a gain or loss on mark-to-market derivative contracts on the income statement.

Derivative Instruments Designated as Cash Flow Hedges

At March 31, 2005, we had the following open commodity derivative positions designated as cash flow hedges:

Period	Commodity	Instrument Type	Daily Volumes	Average Price	Index
Sales of Production
2005
2nd Quarter	Crude oil	Swap	10,000 /Barrels	$25.80	WTI
2nd Quarter	Natural gas	Swap	9,500 /MMBtu	$4.66	Waha
3rd Quarter	Natural gas	Swap	5,000 /MMBtu	$4.40	Waha
4th Quarter	Natural gas	Swap	5,000 /MMBtu	$4.40	Waha

Purchases of Natural Gas
2005
April - December	Natural gas	Swap	8,000 /MMBtu	$3.85	Socal

Location and quality differentials attributable to our properties are not included in the foregoing prices. Because of the quality and location of our oil and gas production, these adjustments will affect our net price.

Derivative Instruments Not Designated as Hedging Instruments

At March 31, 2005, we had the following open commodity derivative positions that were not designated as hedging instruments:

Period	Commodity	Instrument Type	Daily Volumes	Average Price	Index
Sales of Production
2005
2nd Quarter	Crude oil	Collar	6,800 /Barrels	$27.00 Floor-$30.40 Ceiling	WTI
3rd Quarter	Crude oil	Collar	14,400 /Barrels	$26.00 Floor-$30.03 Ceiling	WTI
4th Quarter	Crude oil	Collar	14,000 /Barrels	$26.00 Floor-$29.33 Ceiling	WTI
April - December	Crude oil	Collar	22,000 /Barrels	$25.00 Floor-$34.76 Ceiling	WTI

2006
January - December	Crude oil	Put options	40,000 /Barrels	$45.00	WTI

2007
January - December	Crude oil	Collar	22,000 /Barrels	$25.00 Floor-$34.76 Ceiling	WTI

2008
January - December	Crude oil	Collar	22,000 /Barrels	$25.00 Floor-$34.76 Ceiling	WTI

During the three months ended March 31, 2005 and 2004 we recognized pre-tax losses of $374 million and $2 million, respectively, from derivatives that do not qualify or have not been designated for hedge accounting. Cash settlements for the three months ended March 31, 2005 and 2004 were $37 million and $1 million, respectively.

Physical Purchase Contracts

Although not a derivative, at March 31, 2005 we also had the following contracts for the purchase of natural gas utilized in our steam flood operations:

Period	Commodity	Instrument Type	Daily Volumes	Average Price	Index
Purchases of Natural Gas
2005
April - December	Natural gas	Physical purchase	10,000 /MMBtu	$4.19	Socal

Other Comprehensive Income

OCI consists of the following gains (losses):

	March 31, 2005	December 31, 2004	March 31, 2004	December 31, 2003
	(millions of dollars)
Commodity hedging contracts
Unrealized losses	$(241.2)	$(200.9)	$(114.9)	$(66.7)
Related tax benefit (expense)	97.2	77.0	45.5	26.4

	(144.0)	(123.9)	(69.4)	(40.3)
Other	-	-	(0.1)	0.2

	$(144.0)	$(123.9)	$(69.5)	$(40.1)

During the three months ended March 31, 2005 and 2004 deferred losses for cash flow hedges of $45.3 million and $17.8 million, respectively, were reclassified from OCI and charged to income as a reduction of oil and gas revenues and steam gas costs. During each of such periods we recognized $0.1 million for ineffectiveness of derivatives that qualify for hedge accounting. During the twelve months ended March 31, 2006, based on quoted market prices for future delivery as of March 31, 2005, we expect to reclassify $18.4 million of net deferred losses associated with open derivative contracts and $113.6 million of net deferred losses on terminated and de-designated derivative contracts from OCI to oil and gas revenue. Also during such period, we expect to reclassify approximately $53.2 million of deferred income tax benefits from OCI to income tax expense. The amounts ultimately reclassified to earnings will vary due the actual realized value upon settlement.

Net deferred losses associated with terminated or de-designated derivative contracts that have been or will be reclassified from OCI and recognized as a non-cash reduction in our 2005 and 2006 oil revenues are as follows (in thousands):

	2005	2006

1st Quarter	$29,086	$36,538
2nd Quarter	27,253	36,549
3rd Quarter	25,714	36,545
4th Quarter	24,112	36,123

Note 4—Long-Term Debt

At March 31, 2005 and December 31, 2004 long-term debt consisted of (in thousands):

	March 31, 2005		December 31, 2004
	Current	Long-Term	Current	Long-Term
Senior revolving credit facility	$-	$143,400	$-	$110,000
8.75% senior subordinated notes, including unamortized premium of $1.7 million in 2005 and 2004	-	276,681	-	276,727
7.125% senior notes, including unamortized discount of $1.2 million in 2005 and $1.3 million in 2004	-	248,764	-	248,741

	$-	$668,845	$-	$635,468

Senior Revolving Credit Facility. At March 31, 2005, we had $143 million in borrowings and $7 million in letters of credit outstanding under the credit facility. At that date we were in compliance with the covenants contained in the credit facility and could have borrowed the full amount available under the credit facility. The effective interest rate on our borrowings under this revolving credit facility was 4.1% at March 31, 2005.

Note 5—Related Party Transactions

Our Chief Executive Officer is a director of Vulcan Energy Corporation (“Vulcan Energy” formerly known as Plains Resources). In connection with the reorganization and our 2002 spin-off from Plains Resources we entered into certain agreements with Plains Resources, including a master separation agreement; the Plains Exploration & Production transition services agreement that expired June 16, 2004; the Plains Resources transition services agreement that expired June 8, 2004; and a technical services agreement that expired June 30, 2004. For the three months ended March 31, 2004 we billed Plains Resources $0.3 million for services provided by us under these agreements.

Our Chief Executive Officer is a member of Cypress Aviation LLC (“Cypress”). During 2004, we chartered private aircraft from Gulf Coast Aviation Inc. (“Gulf Coast”), a corporation that from time-to-time leased aircraft owned by Cypress. In the three months ended March 31, 2004, we paid Gulf Coast $0.2 million in connection with such services. The charter services were arranged with market-based rates.

Plains All American Pipeline, L.P. (“PAA”), a publicly traded master limited partnership, is an affiliate of Vulcan Energy. PAA is the marketer/purchaser for a significant portion of our oil production, including the royalty share of production. The marketing agreement provides that PAA will purchase for resale at market prices certain of our oil production for which PAA charges a marketing fee of either $0.20 or $0.15 per barrel based upon the contract the barrels are resold under. During the three months ended March 31, 2005 and 2004, the following amounts were recorded with respect to such transactions (in thousands):

	Three Months Ended March 31,
	2005	2004
Sales of oil to PAA
PXP’s share	$74,608	$64,267
Royalty owners’ share	16,989	14,135

	$91,597	$78,402

Charges for PAA marketing fees	$309	$395

Note 6—Commitments and Contingencies

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

In January 2005 we discovered and self-reported a violation related to flared gas emissions in excess of permitted levels on properties acquired in the Nuevo acquisition. Estimated excess emissions from the San Joaquin Valley casing vent recovery system located on the Gamble Lease are approximately 881 tons over a 745 day period. We brought the facility into compliance within 10 days of discovering the violation. We do not believe that the outcome of this matter will have a material adverse effect on our financial condition, results of operations or cash flows.

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

In connection with the sale of certain properties offshore California in December 2004 we retained the responsibility for certain abandonment costs, including removing, dismantling and disposing of the existing offshore platforms. Such abandonment costs are included in our asset retirement obligation as reflected on our consolidated balance sheet. In addition, we agreed to guarantee the performance of the purchaser with respect to the remaining abandonment obligations related to the properties (approximately $44 million).

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

CMS sold its interest in the Congolese properties to a subsidiary of Perenco, S.A. (Perenco) in 2002. Both CMS and Perenco filed a request with the Internal Revenue Service (IRS), in accordance with the U.S consolidated return regulations, for a closing agreement confirming that the transaction will not trigger recapture. The closing agreement is expected to be finalized in the near future. We and Perenco have finalized a closing agreement with the IRS confirming that neither our merger with Nuevo, nor the sale of our interest in the Congolese properties to Perenco will trigger recapture. The estimated remaining contingent liabilities are $19.2 million relative to Nuevo’s former interest, and

$23.5 million relative to CMS’ former interest, for which we would be jointly liable. We believe the occurrence of a triggering event in the future is remote and we do not believe the agreements will have a material adverse effect upon us.

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

Note 7 - Property Acquisitions and Dispositions

On March 11, 2005 we entered into an agreement to acquire certain California producing oil and gas properties from a private company for $119 million. The properties are primarily located in the Los Angeles Basin of onshore California with some smaller properties located in adjacent Ventura County. The transaction, which was financed under our existing credit facility, closed on April 1, 2005.

On March 31, 2005, we entered into a purchase and sale agreement with XTO Energy, Inc. to sell 275 net active wells for $350 million. As of December 31, 2004, our independent reserve engineers estimated that these producing properties had proven reserves of approximately 27 million equivalent barrels of which 81% was proved developed. The properties produced approximately 5,800 net equivalent barrels per day at March 31, 2005. This transaction, which has an effective date of January 1, 2005, is expected to close in the second quarter of 2005, subject to customary closing adjustments and we expect the net proceeds we receive will be reduced by approximately $15 to $20 million.

Note 8 - Consolidating Financial Statements

We are the issuer of $275 million of 8.75% Notes due 2012 and $250 million of 7.125% Notes due 2014. The 8.75% Notes and 7.125% Notes are jointly and severally guaranteed on a full and unconditional basis by our wholly-owned subsidiaries (referred to as “Guarantor Subsidiaries”).

The following financial information presents consolidating financial statements, which include:

•	PXP (the “Issuer”);
•	the guarantor subsidiaries on a combined basis (“Guarantor Subsidiaries”);
•	elimination entries necessary to consolidate the Issuer and Guarantor Subsidiaries; and
•	PXP on a consolidated basis.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

MARCH 31, 2005

(in thousands)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$1,529	$9	$-	$1,538
Accounts receivable and other current assets	347,928	35,156	-	383,084

	349,457	35,165	-	384,622

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	1,870,540	623,803	-	2,494,343
Not subject to amortization	40,227	37,498	-	77,725
Other property and equipment	12,570	651	-	13,221

	1,923,337	661,952	-	2,585,289
Less allowance for depreciation, depletion and amortization	(234,253)	(131,711)	-	(365,964)

	1,689,084	530,241	-	2,219,325

Investment in and Advances to Subsidiaries	658,318	-	(658,318)	-

Other Assets	53,454	152,152	-	205,606

	$2,750,313	$717,558	$(658,318)	$2,809,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$220,280	$37,966	$-	$258,246
Commodity derivative contracts	449,336	4,158	-	453,494

	669,616	42,124	-	711,740

Long-Term Debt	668,845	-	-	668,845

Other Long-Term Liabilities	487,566	15,714	-	503,280

Payable to Parent	-	353,504	(353,504)	-

Deferred Income Taxes	274,742	1,402	-	276,144

Stockholders’ Equity
Stockholders’ equity	793,554	359,391	(359,391)	793,554
Accumulated other comprehensive income	(144,010)	(54,577)	54,577	(144,010)

	649,544	304,814	(304,814)	649,544

	$2,750,313	$717,558	$(658,318)	$2,809,553

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2004

(in thousands)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$876	$669	$-	$1,545
Accounts receivable and other current assets	215,668	40,954	-	256,622

	216,544	41,623	-	258,167

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	1,817,709	584,470	-	2,402,179
Not subject to amortization	39,707	39,698	-	79,405
Other property and equipment	11,963	583	-	12,546

	1,869,379	624,751	-	2,494,130
Less allowance for depreciation, depletion and amortization	(209,224)	(113,817)	-	(323,041)

	1,660,155	510,934	-	2,171,089

Investment in and Advances to Subsidiaries	612,538	-	(612,538)	-

Other Assets	54,227	149,762	-	203,989

	$2,543,464	$702,319	$(612,538)	$2,633,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$210,366	$40,556	$-	$250,922
Commodity derivative contracts	172,800	2,673	-	175,473

	383,166	43,229	-	426,395

Long-Term Debt	635,468	-	-	635,468

Other Long-Term Liabilities	340,271	41,253	-	381,524

Payable to Parent	-	307,820	(307,820)	-

Deferred Income Taxes	314,184	5,299	-	319,483

Stockholders’ Equity
Stockholders’ equity	994,249	353,629	(353,629)	994,249
Accumulated other comprehensive income	(123,874)	(48,911)	48,911	(123,874)

	870,375	304,718	(304,718)	870,375

	$2,543,464	$702,319	$(612,538)	$2,633,245

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED MARCH 31, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil and liquids	$122,134	$12,579	$-	$134,713
Natural gas	12,146	42,333	-	54,479
Other operating revenues	639	244	-	883

	134,919	55,156	-	190,075

Costs and Expenses
Production expenses	43,558	22,907	-	66,465
General and administrative	37,409	119	-	37,528
Depreciation, depletion and amortization and accretion	27,175	18,163	-	45,338

	108,142	41,189	-	149,331

Income from Operations	26,777	13,967	-	40,744
Other Income (Expense)
Equity in earnings of subsidiaries	5,762	-	(5,762)	-
Interest expense	(7,642)	(3,761)	-	(11,403)
Gain (loss) on mark-to-market derivative contracts	(374,052)	-	-	(374,052)
Interest and other income (expense)	292	-	-	292

Income Before Income Taxes and Cumulative Effect of Accounting Change	(348,863)	10,206	(5,762)	(344,419)
Income tax benefit (expense)
Current	2,548	(2,548)	-	-
Deferred	140,697	(1,896)	-	138,801

Net Income	$(205,618)	$5,762	$(5,762)	$(205,618)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED MARCH 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil and liquids	$31,414	$17,857	$-	$49,271
Natural gas	4,215	39,239	-	43,454
Other operating revenues	-	236	-	236

	35,629	57,332	-	92,961

Costs and Expenses
Production expenses	14,404	16,445	-	30,849
General and administrative	18,988	1,104	-	20,092
Depreciation, depletion and amortization and accretion	2,679	13,888	-	16,567

	36,071	31,437	-	67,508

Income from Operations	(442)	25,895	-	25,453
Other Income (Expense)
Equity in earnings of subsidiaries	10,927	-	(10,927)	-
Interest expense	(488)	(6,442)	-	(6,930)
Gain (loss) on mark-to-market derivative contracts	-	(1,565)	-	(1,565)
Interest and other income (expense)	262	-	-	262

Income Before Income Taxes and Cumulative Effect of Accounting Change	10,259	17,888	(10,927)	17,220
Income tax benefit (expense)
Current	-	(188)	-	(188)
Deferred	139	(6,773)	-	(6,634)

Net Income	$10,398	$10,927	$(10,927)	$10,398

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(205,618)	$5,762	$(5,762)	$(205,618)
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	27,175	18,163	-	45,338
Equity in earnings of subsidiaries	(5,762)	-	5,762	-
Deferred income taxes	(140,697)	1,896	-	(138,801)
Commodity derivative contracts
Loss (gain) on derivatives	341,012	13,498	-	354,510
Reclassify financing derivative settlements	50,326	388	-	50,714
Non-cash compensation
Stock appreciation rights	19,886	-	-	19,886
Other	2,829	-	-	2,829
Other noncash items	(23)	-	-	(23)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(7,586)	4,060	-	(3,526)
Accounts payable and other liabilities	(24,808)	(2,705)	-	(27,513)

Net cash provided by operating activities	56,734	41,062	-	97,796

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas properties	(44,124)	(36,830)	-	(80,954)
Other property and equipment	(607)	(68)	-	(675)

Net cash (used in) provided by investing activities	(44,731)	(36,898)	-	(81,629)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in revolving credit facility
Borrowings	287,000	-	-	287,000
Repayments	(253,600)	-	-	(253,600)
Derivative settlements	(50,326)	(388)	-	(50,714)
Investment in and advances to affiliates	4,436	(4,436)	-	-
Other	1,140	-	-	1,140

Net cash provided by (used in) financing activities	(11,350)	(4,824)	-	(16,174)

Net increase (decrease) in cash and cash equivalents	653	(660)	-	(7)
Cash and cash equivalents, beginning of year	876	669	-	1,545

Cash and cash equivalents, end of period	$1,529	$9	$-	$1,538

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$10,398	$10,927	$(10,927)	$10,398
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	2,679	13,888	-	16,567
Equity in earnings of subsidiaries	(10,927)	-	10,927	-
Deferred income taxes	(139)	6,773	-	6,634
Commodity derivative contracts
Loss (gain) on derivatives	49	(2,960)	-	(2,911)
Non-cash compensation
Stock appreciation rights	6,303	-	-	6,303
Other	2,488	-	-	2,488
Other noncash items	(44)	-	-	(44)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	6,341	(7,641)	-	(1,300)
Accounts payable and other liabilities	(5,500)	(2,253)	-	(7,753)

Net cash provided by operating activities	11,648	18,734	-	30,382

CASH FLOWS FROM INVESTING ACTIVITIES

Oil and gas properties	(15,096)	(17,009)	-	(32,105)
Proceeds from sales of properties	12,226	10,506	-	22,732
Other property and equipment	(166)	(52)	-	(218)

Net cash (used in) provided by investing activities	(3,036)	(6,555)	-	(9,591)

CASH FLOWS FROM FINANCING ACTIVITIES

Change in revolving credit facility
Borrowings	68,600	-	-	68,600
Repayments	(88,600)	-	-	(88,600)
Investment in and advances to affiliates	13,152	(13,152)	-	-
Other	(183)	-	-	(183)

Net cash provided by (used in) financing activities	(7,031)	(13,152)	-	(20,183)

Net increase (decrease) in cash and cash equivalents	1,581	(973)	-	608
Cash and cash equivalents, beginning of year	403	974	-	1,377

Cash and cash equivalents, end of year	$1,984	$1	$-	$1,985

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in connection with the information contained in the consolidated financial statements and notes thereto included elsewhere in this report and our report on Form 10-K for the year ended December 31, 2004.

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

Our primary sources of liquidity are cash generated from our operations and our revolving credit facility. At April 1, 2005 we had approximately $245 million of availability under our revolving credit facility, after financing our acquisition of certain producing properties in California. We have a capital budget for 2005, excluding acquisitions, of approximately $375 million. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our revolving credit facility to meet our short-term and long-term normal recurring operating needs, debt service obligations, contingencies and anticipated capital expenditures. In addition, the majority of our capital expenditures are discretionary and could be curtailed if our cash flows declined from expected levels.

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties. We hedge to manage our commodity price risk. Hedging may prevent us from receiving the full advantage of increases in oil or gas prices above the maximum fixed amount specified in the hedge agreement. The level of hedging activity depends on our view of market conditions, available hedge prices and our operating strategy. As discussed in “– Hedge Restructuring”, in March 2005 we executed a series of contracts that will eliminate all of our 2006 oil price swaps and collars. Although we eliminated our 2006 swap and collar positions, we still have collars with a floor of $25.00 and a ceiling of $34.76 for the remainder of 2005 and the years 2007 and 2008 that are subject to mark-to-market accounting. Consequently, as in the past, we expect that there will continue to be significant volatility in our reported earnings due to gains and losses on mark-to-market derivative contracts as changes occur in the NYMEX price index.

In a typical collar transaction, we have the right to receive from the hedge counterparty the excess of the floor price specified in the hedge agreement over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the floor price and is less than the ceiling price, no payment is required by either party. If the floating price exceeds the ceiling price, we must pay the counterparty this difference multiplied by the quantity hedged. Our hedging agreements expose us to risk of financial loss if the counterparty to a hedging contract defaults on its contract obligations.

Acquisitions and Dispositions

On March 11, 2005 we entered into an agreement to acquire certain California producing oil and gas properties from a private company for $119 million. The properties are primarily located in the Los Angeles Basin of onshore California with some smaller properties located in adjacent Ventura County. The transaction, which was financed under our existing credit facility, closed on April 1, 2005.

We periodically evaluate and from time to time have elected to sell certain of our mature producing properties that we consider to be nonstrategic. Such sales enable us to focus on our core properties, maintain financial flexibility and redeploy the proceeds therefrom to activities that we believe potentially have a higher financial return. On March 31, 2005, we entered into a purchase and sale agreement with XTO Energy, Inc. to sell 275 net active wells for $350 million. As of December 31, 2004, our independent reserve engineers estimated that these producing properties had proven reserves of approximately 27 million equivalent barrels of which 81% was proved developed. The properties produced approximately 5,800 net equivalent barrels per day at March 31, 2005. This transaction, which has an effective date of January 1, 2005, is expected to close in the second quarter of 2005, subject to customary closing adjustments, and we expect our net proceeds will be reduced by approximately $15 to $20 million.

After taking into account the acquisition of the California oil and gas properties and the sale to XTO Energy as though such events occurred before year-end, we estimate our December 31, 2004 reserves would have been approximately 410 MMBOE, of which approximately 68% was proved developed.

Hedge Restructuring

In March 2005, we executed a series of contracts that will eliminate all of our 2006 oil price swaps and collars at a pre-tax cost of approximately $292 million ($175 million after tax). Approximately $146 million of this amount is attributable to 2006 collars for 22,000 barrels of oil per day with a floor price of $25.00 and an average ceiling price of $34.76. Approximately $146 million of the cost is attributable to 2006 swaps for 15,000 barrels of oil per day at an average price of $25.28.

The collars were not accounted for as hedges, therefore, the $146 million loss in the fair value of these instruments was currently recognized in our income statement and there will be no income statement effect subsequent to the amounts reported as of March 31, 2005. We used hedge accounting for the swaps and as a result the $146 million loss in fair value attributable to the swaps has been deferred in OCI and will be recognized as a noncash reduction to oil revenues in 2006 when the hedged production is sold.

The cost of eliminating the 2006 swaps and collars is a deductible expense for tax purposes. As a result of the tax deduction, as well as our existing net operating loss (“NOL”) and enhanced oil recovery credit (“EOR”) carryforwards we do not expect to pay any significant federal or state income taxes in 2005. Depending on prevailing commodity prices in 2006, our NOL and EOR positions may result in our not paying significant federal and state income taxes in 2006.

We expect to pay the $292 million cost to eliminate the 2006 swaps and collars in the second or third quarter of 2005 with proceeds to be received from the previously discussed property sale. This payment will reduce derivative liabilities on our balance sheet. The $146 million cash payment for the collars will be reflected as a financing cash outflow in our statement of cash flows when the cash is paid. Under FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the collars are deemed to contain a significant financing element because they included off-market terms. The $146 million cash payment for the swaps will be reflected as an operating cash outflow when the cash is paid.

In addition to eliminating all of our 2006 oil price swaps and collars, in March 2005 we acquired $45.00 NYMEX put options on 40,000 barrels of oil per day in 2006 at an average cost of $2.96 per barrel. In April 2005 we acquired $45.00 NYMEX put options on an additional 10,000 barrels of oil per day in 2006 at an average cost of $2.93 per barrel and 20,000 barrels of oil per day in 2007 at an average cost of $4.43 per barrel. The costs associated with these put options will be paid in 2006 and 2007. We have elected not to use hedge accounting for the puts and consequently, the puts will be marked-to-market each quarter with fair value gains and losses recognized currently as a gain or loss on mark-to-market derivative contracts on the income statement.

Price Differentials

As is customary in the oil and gas industry, our realized wellhead oil and gas prices are lower than the NYMEX index level as a result of location and quality differentials. During 2005 we estimate that our oil price realization will be approximately 80% - 83% of the NYMEX index price. A significant portion of our crude oil production in California is sold under a contract that provides for pricing based on a fixed percentage of the NYMEX crude oil price for each type of crude oil sold under the contract. Consequently, the actual price received under the contract will vary with the production mix. This percentage may be renegotiated every two years, with the current percentage rates eligible for renegotiation effective at the end of 2005. The average differential for 2005 under the contract results in a net realized price of 80% of NYMEX for approximately 25,000 barrels per day of production. In addition, we have locked in an average fixed price differential to NYMEX of approximately $4.80 per barrel on approximately 15,000 barrels per day of production for 2005 under the terms of certain crude oil sales contracts. While the sales contracts do not reduce our exposure to price volatility, they do effectively eliminate the basis differential risk between the NYMEX price and the field price of our production, thereby facilitating the ability to effectively hedge our realized price. The remainder of our oil is sold at posted field prices.

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

Results Overview

Primarily as a result of a $374 million derivative mark-to-market loss (of which $337 million was a non-cash unrealized loss), we reported a net loss of $205.6 million, or $2.66 per share for the first quarter of 2005 compared to net income of $10.4 million, or $0.26 per diluted share for the first quarter of 2004. Our results for 2005 include the effect of the properties acquired in our 2004 acquisition of Nuevo, which are included in our 2004 results with effect from May 14, 2004.

Income from operations increased to $40.7 million in 2005 from $25.5 million in 2004. The improvement is primarily attributable to higher oil and gas sales as a result of increased sales volumes due to the Nuevo properties and increased oil and gas prices. The increase in income from operations was offset by the derivative mark-to-market loss, expenses related to stock appreciation rights and higher interest costs related to the Nuevo acquisition.

General

We follow the full cost method of accounting whereby all costs associated with property acquisition, exploration, exploitation and development activities are capitalized. Our revenues are derived from the sale of oil, gas and natural gas liquids. We recognize revenues when our production is sold and title is transferred. Our revenues are highly dependent upon the prices of, and demand for, oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas and our levels of production are subject to wide fluctuations and depend on numerous factors beyond our control, including supply and demand, economic conditions, foreign imports, the actions of OPEC, political conditions in other oil-producing countries, and governmental regulation, legislation and policies. Under the SEC’s full cost accounting rules, we review the carrying value of our proved oil and gas properties each quarter. These rules generally require that we price our future oil and gas production at the oil and gas prices in effect at the end of each fiscal quarter to determine a ceiling value of our properties. The rules require a write-down if our capitalized costs exceed the allowed “ceiling.” We have had no write-downs due to these ceiling test limitations since 1998. Given the volatility of oil and gas prices, it is likely that our estimate of discounted future net revenues from proved oil and gas reserves will fluctuate in the near term. If oil and gas prices decline significantly in the future, write-downs of our oil and gas properties could occur. Write-downs required by these rules do not directly impact our cash flows from operating activities. Decreases in oil and gas prices have had, and will likely have in the future, an adverse effect on the carrying value of our estimated proved reserves and our revenues, profitability and cash flow.

Our oil and gas production expenses include salaries and benefits of personnel involved in production activities, steam gas costs, electric costs, maintenance costs, production, ad valorem and severance taxes, and other costs necessary to operate our producing properties. Depletion of capitalized costs of producing oil and gas properties is provided using the units of production method based upon estimated proved reserves. For the purposes of computing depletion, estimated proved reserves are redetermined as of the end of each year and on an interim basis when deemed necessary.

General and administrative expenses (“G&A”) consist primarily of salaries and related benefits of administrative personnel, office rent, systems costs and other administrative costs.

Results of Operations

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a BOE basis:

	Three Months Ended March 31,
	2005	2004
Sales Volumes
Oil and liquids (MBbls)	4,417	2,195
Gas (MMcf)	9,277	7,404
MBOE	5,963	3,429

Daily Average Sales Volumes
Oil and liquids (Bbls)	49,082	24,119
Gas (Mcf)	103,075	81,357
BOE	66,261	37,679

Revenues (thousands of dollars)
Oil sales	$180,158	$68,304
Oil hedging	(45,445)	(19,033)

	134,713	49,271

Gas sales	53,653	42,386
Gas hedging	826	1,068

	54,479	43,454

Other	883	236

	$190,075	$92,961

Unit Economics (in dollars)
Average Oil Sales Price ($/Bbl)
Net realized price before hedging	$40.79	$31.14
Hedging revenue (expense)	(10.29)	(8.68)

Net realized price	$30.50	$22.46

Average Gas Sales Price ($/Mcf)
Net realized price before hedging	$5.78	$5.73
Hedging revenue (expense)	0.09	0.14

Net realized price	$5.87	$5.87

Average Realized Price per BOE	$31.73	$27.05
Costs and Expenses per BOE
Production costs
Lease operating expenses	$5.42	$5.53
Steam gas costs	2.80	0.28
Electricity	1.10	1.68
Production and ad valorem taxes	1.23	1.16
Gathering and transportation	0.59	0.35
G&A
G&A excluding items below	1.97	2.05
Stock appreciation rights	3.85	3.08
Other stock based compensation	0.47	0.73
DD&A per BOE (oil and gas properties)	7.10	4.39

If derivative instruments that are designated as hedges and qualify for hedge accounting are terminated prior to the sale of the hedged production, any unrealized gains or losses existing at the termination date are deferred in Other Comprehensive Income (“OCI”) until the production that was originally hedged is sold. In 2004 we terminated certain 2005 oil production hedges and oil revenues for the first quarter of 2005 have been reduced by $29.1 million ($6.58 per barrel) of non-cash hedging expenses related to the terminated hedges. Oil revenues for the remainder of 2005 will be reduced by an additional $77.1 million of non-cash losses related to the terminated hedges.

Unrealized gains and losses on derivative instruments that are designated as hedges and qualify for hedge accounting are deferred in OCI until the hedged production is sold and the realized gains or losses are included in oil and gas revenues. In the case of the derivatives acquired in connection with our acquisitions of Nuevo and 3TEC, only cash settlements for changes in fair value subsequent to the acquisition date are reflected in our oil and gas revenues. Cash settlements for the liability existing at the merger date are reflected as the payment of a liability. Oil hedging expense for the first quarter of 2005 and 2004 does not include $2.71 per barrel and $0.02 per barrel, respectively, of cash settlement payments for the merger date liability for hedges assumed in connection with the Nuevo and 3TEC acquisitions. Gas hedging expense for the first quarter of 2005 and 2004 does not include $0.20 per Mcf and $0.47 per Mcf, respectively, of cash settlement payments for the merger date liability for hedges assumed in connection with the Nuevo and 3TEC acquisitions.

We do not use hedge accounting for certain of our derivative instruments, because the derivatives do not qualify or have not been qualified for hedge accounting. Consequently, these derivative contracts are marked-to-market each quarter with fair value gains and losses, both realized and unrealized, recognized currently as a gain or loss on mark-to-market derivative contracts on the income statement. Oil hedging revenues for the three months ended March 31, 2005 does not include $8.38 per barrel of cash settlements attributable to derivative instruments that are not accounted for as hedges. Gas hedging revenues for the three months ended March 31, 2004 do not include $0.14 per Mcf of cash settlements attributable to derivative instruments that are not accounted for as hedges. These cash settlements are included in the gain (loss) on mark-to-market derivative contracts on the income statement.

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

Oil and gas revenues.    Oil and gas revenues increased $96.5 million, to $189.2 million for 2005 from $92.7 million for 2004. The increase is primarily due to increased production volumes attributable to the properties acquired in the Nuevo acquisition and higher realized prices. Our average realized price per BOE increased to $31.73 and our production increased to 6.0 MMBOE. Production attributable to the properties acquired from Nuevo was 2.9 MMBOE in 2005.

Oil revenues increased $85.4 million, to $134.7 million for 2005 from $49.3 million for 2004, reflecting higher realized prices ($17.7 million) and higher production ($67.7 million). Our average realized price for oil increased $8.04 to $30.50 per Bbl for 2005 from $22.46 per Bbl for 2004. The increase is primarily attributable to an improvement in the NYMEX oil price, which averaged $49.90 per Bbl in 2005 versus $35.16 per Bbl in 2004. Hedging had the effect of decreasing our average price per Bbl by $10.29 in 2005 compared to $8.68 per Bbl in 2004. Oil production increased to 4.4 MMBbls in 2005 from 2.2 MMBbls in 2004. Production attributable to the properties acquired from Nuevo was 2.5 MMBbls in 2005.

Gas revenues increased $11.0 million, to $54.5 million in 2005 from $43.5 million in 2004 due to increased production volumes. Our average realized price for gas of $5.87 per Mcf for 2005 was equal to the realized price for 2004. Hedging revenues increased our 2005 average price by $0.09 per Mcf and our 2004 average price by $0.14 per Mcf.

Lease operating expenses.    Lease operating expenses (including steam gas costs and electricity) increased $29.9 million, to $55.6 million for 2005 from $25.7 million for 2004, due to the properties acquired from Nuevo which accounted for $29.3 million of our 2005 operating expenses. On a per unit basis, lease operating expenses increased to $9.32 per BOE in 2005 versus $7.49 per BOE in 2004.

The per unit increase is primarily attributable to the steam gas costs attributable to the properties acquired from Nuevo. Steam gas costs averaged $2.80 per BOE in 2005 versus $0.28 per BOE in 2004.

Production and ad valorem taxes.    Production and ad valorem taxes increased $3.3 million, to $7.3 million for 2005 from $4.0 million for 2004 primarily due to the properties acquired from Nuevo and increased oil prices.

Gathering and transportation expenses.    Gathering and transportation expenses increased $2.3 million, to $3.5 million for 2005 from $1.2 million for 2004 primarily due to the properties acquired from Nuevo.

General and administrative expense.    Our G&A expense consists of (in millions of dollars):

	Three Months Ended March 31,
	2005	2004
G&A excluding items below	$11.7	$7.0
Stock appreciation rights	23.0	10.6
Other stock-based compensation	2.8	2.5

	$37.5	$20.1

G&A expense, excluding amounts attributable to stock appreciation rights (“SARs”) and other stock based compensation, increased $4.7 million, to $11.7 million for 2005 from $7.0 million for 2004, primarily reflecting increased costs resulting from the Nuevo acquisition and to a lesser extent Sarbanes-Oxley compliance costs.

G&A expense related to outstanding SARs was $23.0 million in 2005 compared to $10.6 million in 2004. Accounting for SARs requires that we record an expense or credit for vested or deemed vested SARs depending on whether, during the period, our stock price either rose or fell, respectively. Such expense in 2005 and 2004 reflects additional vesting of outstanding SARs as well as an increase in our stock price. Our stock price was $34.90 per share on March 31, 2005 versus $26.00 per share on December 31, 2004 and $18.64 per share on March 31, 2004 versus $15.39 per share on December 31, 2003. In 2005 and 2004 we made cash payments of $3.1 million and $4.3 million, respectively, for SARs that were exercised during the period.

G&A expense for 2005 and 2004 includes other stock based compensation costs of $2.8 million and $2.5 million, respectively, related to restricted stock and restricted stock unit grants.

G&A expense does not include amounts capitalized as part of our acquisition, exploration and development activities. We capitalized $5.2 million and $3.4 million of G&A expense in 2005 and 2004, respectively.

Depreciation, depletion and amortization, or DD&A.    DD&A expense increased $27.8 million, to $43.6 million in 2005 from $15.8 million in 2004. Approximately $27.3 million of the increase was attributable to our oil and gas DD&A due to a higher per unit rate and higher production. Our oil and gas unit of production rate increased to $7.10 per BOE in 2005 compared to $4.39 per BOE in 2004. The increase primarily reflects the effect of the Nuevo acquisition.

Accretion expense. Accretion expense increased $1.0 million to $1.7 million in 2005 from $0.7 million in 2004. The increase is primarily attributable to the increase in asset retirement obligations related to the Nuevo acquisition.

Interest expense.    Interest expense increased $4.5 million, to $11.4 million for 2005 from $6.9 million for 2004 primarily due to higher outstanding debt as a result of the Nuevo acquisition. Interest expense does not include interest capitalized on oil and gas properties not subject to amortization. We capitalized $0.6 million and $0.9 million of interest in 2005 and 2004, respectively.

Gain (loss) on mark-to-market derivative contracts. We do not use hedge accounting for certain of our derivative instruments, because the derivatives do not qualify or have not been qualified for hedge accounting. Consequently, these derivative contracts are marked-to-market each quarter with fair value gains and losses, both realized and unrealized, recognized currently as a gain or loss on mark-to-market derivative contracts on the income statement. Cash flow is only impacted to the extent the actual settlements under the contracts result in making or receiving a payment from the counterparty.

We recognized a pre-tax mark-to-market loss from derivatives that are not accounted for as hedges of $374.0 million and $1.6 million in 2005 and 2004, respectively. Such losses included cash settlements of $37.0 million and $1.0 million in 2005 and 2004, respectively.

Income tax expense.    Income taxes for 2005, based on our pre-tax loss of $344.4 million, were a benefit of $138.8 million. In 2004 income taxes, based on our pre-tax income of $17.2 million were an expense of $6.8 million. Our overall effective tax rate was approximately 40% in 2005 and 2004.

The payment to eliminate our 2006 oil price swaps and collars is tax deductible. As a result of this tax deduction, as well as our existing net operating loss (NOL) and enhanced oil recovery credit (EOR) carryforwards we do not expect to pay any significant federal or state income taxes in 2005.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our revolving credit facility. At April 1, 2005 we had approximately $245 million of availability under our revolving credit facility, after financing our acquisition of certain producing properties in California. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our revolving credit facility to meet our short-term and long-term normal recurring operating needs, debt service obligations, contingencies and anticipated capital expenditures.

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

As discussed in “Company Overview – Hedge Restructuring”, in March 2005, we executed a series of contracts that will eliminate all of our 2006 oil price swaps and collars at a pre-tax cost of approximately $292 million ($175 million after tax). Approximately $146 million of this amount is attributable to 2006 collars for 22,000 barrels of oil per day with a floor price of $25.00 and an average ceiling price of $34.76. Approximately $146 million of the cost is attributable to 2006 swaps for 15,000 barrels of oil per day at an average price of $25.28. We expect to make the $292 million payment in the second or third quarter of 2005 with proceeds to be received from a recently announced property sale. This payment will reduce derivative liabilities on our balance sheet. In addition, we acquired $45.00 NYMEX put options on 50,000 barrels of oil per day in 2006 and 20,000 barrels per day in 2007. We still have collars with a floor of $25.00 and a ceiling of $34.76 on 22,000 barrels per day of oil production for the last three quarters of 2005 and the years 2007 and 2008.

The payment to eliminate our 2006 oil price swaps and collars is tax deductible. As a result of this tax deduction, as well as our existing net operating loss (NOL) and enhanced oil recovery credit (EOR)

carryforwards we do not expect to pay any significant federal or state income taxes in 2005. Depending upon prevailing commodity prices in 2006, our NOL and EOR positions may result in our not paying significant federal and state income taxes in 2006.

At March 31, 2005 we had a working capital deficit of approximately $327 million. Approximately $288 million of the working capital deficit is attributable to the fair value of our commodity derivative instruments (net of related deferred income taxes). In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, the fair value of all derivative instruments is recorded on the balance sheet. Our hedge agreements provide for monthly settlement based on the difference between the fixed price in the contract and the actual NYMEX oil price. Cash received for the sale of physical production will be based on actual market prices and, if necessary, will be available to meet derivative settlement obligations. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date. The contract counterparties for our derivative commodity contracts are all major financial institutions. Five of the financial institutions are participating lenders in our credit facility, with two such counterparties holding contracts that represent approximately 69% of the fair value of all of our open positions at March 31, 2005. If we were in default under our credit facility, the derivative counterparties that are participating lenders in our credit facility could require that we fund our obligation prior to the scheduled cash settlement date. In addition, approximately $33 million (net of related deferred income taxes) of the working capital deficit is attributable to the in-the-money value of stock appreciation rights that were deemed vested at March 31, 2005.

As discussed in “Company Overview – Acquisition and Dispositions” in March 2005 we entered into a purchase and sale agreement to sell certain oil and gas properties for $350 million. This transaction, which has an effective date of January 1, 2005, is expected to close in the second quarter of 2005, subject to customary closing adjustments, and we expect our net proceeds will be reduced by approximately $15 to $20 million. We expect to use the proceeds from the sale to pay for the contracts that were used to eliminate our 2006 oil price collars and swaps.

Financing Activities

Senior Revolving Credit Facility. This is a $500 million committed revolving credit facility with a current borrowing base of $600 million. The borrowing base will be redetermined on a semi-annual basis, with PXP and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted depending on PXP’s oil and gas properties, reserves, other indebtedness and other relevant factors. Additionally, the credit facility contains a $50.0 million sub-limit on letters of credit. The credit facility matures on April 4, 2007. Collateral consists of 100% of the shares of stock of our domestic subsidiaries and mortgages representing at least 80% of the total present value of our domestic oil and gas properties.

At March 31, 2005, we had $143 million in borrowings and $7 million in letters of credit outstanding under the credit facility. At that date we were in compliance with the covenants contained in the credit facility and could have borrowed the full amount available under the credit facility. The effective interest rate on our borrowings under this revolving credit facility was 4.1% at March 31, 2005.

In the second quarter we expect to complete an amendment to our credit facility that we expect will increase the size of the commitment and the amount of the borrowing base to $750 million and extend the maturity to five years.

7.125% Senior Notes. On March 31, 2005 we had $250.0 million principal amount of ten year senior unsecured notes (the “7.125% Notes”) outstanding. The 7.125% Notes were issued at 99.478% and bear interest at 7.125% with a yield to maturity of 7.2%. During the period from June 15, 2009 to June 14, 2012, we may redeem all or part of the 7.125% Notes at our option, at rates varying from 103.563% to 101.188% of the principal amount and at 100% of the principal amount thereafter. In addition, before

June 15, 2009, we may redeem all or part of the 7.125% Notes at the make-whole price set forth under the indenture. At any time prior to June 15, 2007, we may redeem up to 35% of the 7.125% Notes with the net cash proceeds of certain equity offerings at the redemption price set forth under the indenture.

8.75% Senior Subordinated Notes. At March 31, 2005, we had $275.0 million principal amount of 8.75% Senior Subordinated Notes due 2012 (the “8.75% Notes”) outstanding. The 8.75% Notes are our unsecured general obligations, are subordinated in right of payment to all of our existing and future senior indebtedness and are jointly and severally guaranteed on a full, unconditional basis by all of our existing and future domestic restricted subsidiaries. The 8.75% Notes are not redeemable until July 1, 2007. During the period from July 1, 2007 to June 30, 2010 they are redeemable, at our option, at rates varying from 104.375% to 101.458% of the principal amount and at 100% of the principal amount thereafter. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase.

Short-term Credit Facility. In August 2004 we entered into an uncommitted short-term credit facility with a bank under which we may make borrowings from time to time until August 14, 2005, not to exceed at any time the maximum principal amount of $15.0 million. No advance under the short-term facility may have a term exceeding fourteen days and all amounts outstanding are due and payable no later than August 15, 2005. Each advance under the short-term facility shall bear interest at a rate per annum mutually agreed on by the bank and the Company. At all times an advance is outstanding, the Company must have $100 million in availability under its senior revolving credit facility. No amounts were outstanding under the short-term credit facility at March 31, 2005.

Shelf Registration. We have filed with the Securities and Exchange Commission a universal shelf registration statement, which became effective May 2, 2005, that allows us to issue up to an aggregate of $500 million of debt and/or equity securities. The prices and terms of the debt and/or equity securities will be determined at the time of sale.

Cash Flows

	Three Months Ended March 31,
	2005	2004
	(in millions)
Cash provided by (used in):
Operating activities	$97.8	$30.4
Investing activities	(81.6)	(9.6)
Financing activities	(16.2)	(20.2)

Net cash provided by operating activities was $97.8 million in 2005 compared to $30.4 million in 2004. The increase from 2004 to 2005 is primarily due to increased sales volumes as a result of the Nuevo acquisition and increased oil prices. Under SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, certain of our derivatives are deemed to contain a significant financing element and cash settlements with respect to such derivatives are required to be reflected as financing activities. Accordingly, in the first quarter of 2005 $50.7 million of derivative cash settlements have been reclassified to financing activities.

Net cash used in investing activities was $81.6 million in 2005 compared to $9.6 million in 2004. The 2005 and 2004 outflows include costs incurred in connection with our oil and gas acquisition, development and exploration activities of $80.9 million and $32.1 million, respectively. The 2004 amount is reduced by property sales proceeds of $22.7 million.

Net cash used in financing activities in 2005 was $16.2 million, primarily reflecting $33.4 million in net borrowings under our credit facility and the payment of $50.7 million in financing derivative settlements. Net cash used in financing activities in 2004 was $20.2 million, primarily reflecting a $20.0 million net repayment under our credit facility.

Capital Requirements

We have made and will continue to make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas. We have a capital budget for 2005, excluding acquisitions, of approximately $375 million. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our revolving credit facility to meet our short-term and long-term normal recurring operating needs, debt service obligations, contingencies and anticipated capital expenditures. In addition, the majority of our capital expenditures are discretionary and could be curtailed if our cash flows declined from expected levels.

Stock Appreciation Rights and Restricted Stock Units

Accounting for SARs requires that we record an expense or credit for vested or deemed vested SARs depending on whether, during the period, our stock price either rose or fell, respectively. Our stock price was $34.90 per share on March 31, 2005 versus $26.00 per share on December 31, 2004 and we recognized $23.0 million of expense in the first quarter of 2005. We incur cash expenditures upon the exercise of SARs, but our common shares outstanding do not increase. At March 31, 2005 we had approximately 2.9 million SARs outstanding of which 2.0 million were vested. If all of the vested SARs were exercised, based on $34.90, the price of our common stock as of March 31, 2005, we would pay $48.2 million to holders of the SARs. In the first quarter of 2005 we made cash payments of $3.1 million for SARs that were exercised during that period.

Our stock compensation plans also allow grants of restricted stock and restricted stock units. Restricted stock is issued on the grant date but restricted as to transferability. Restricted stock unit awards represent the right to receive common stock when vesting occurs. Compensation expense with respect to grants of restricted stock and restricted stock units is recognized ratable over the vesting period. We recognized $2.8 million of expense in the first quarter of 2005. Approximately 1.3 million of our restricted stock units have a provision for accelerated vesting if the closing price of our common stock is equal to or greater than $37.92 per share for any ten of twenty consecutive trading days. If the accelerated vesting event occurs in 2005, compensation expense for the year will be approximately $16 million higher than if the event had not occurred.

Industry Concentration

Financial instruments which potentially subject us to concentrations of credit risk consist principally of accounts receivable with respect to our oil and gas operations and derivative instruments related to our hedging activities. During the first quarter of 2005 and 2004 sales to Plains All American Pipeline, L.P. accounted for approximately 39% and 69%, respectively, of our total revenues and during the first quarter of 2005 sales to ConocoPhillips accounted for approximately 43% of our total revenues. During such periods no other purchaser accounted for more than 10% of our total revenues. The loss of any single significant customer or contract could have a material adverse short-term effect, however, we do not believe that the loss of any single significant customer or contract would materially affect our business in the long-term. We believe such purchasers could be replaced by other purchasers under contracts with similar terms and conditions. However, their role as the purchaser of a significant portion of our oil production does have the potential to impact our overall exposure to credit risk, either positively or negatively, in that they may be affected by changes in economic, industry or other conditions.

The contract counterparties for our derivative commodity contracts are all major financial institutions with Standard & Poor’s ratings of A or better. Five of the financial institutions are participating lenders in our credit facility, with two such counterparties holding contracts that represent approximately 69% of the fair value of all of our open positions at March 31, 2005.

Critical Accounting Policies and Factors that May Affect Future Results

Based on the accounting policies that we have in place, certain factors may impact our future financial results. Significant accounting policies related to commodity pricing and risk management activities, write-downs under full cost ceiling test rules, oil and gas reserves, stock appreciation rights and goodwill are discussed in our Annual Report on Form 10-K for the year ended December 31, 2004.

Recent Accounting Pronouncements

In December 2004 the FASB issued SFAS No.123R (revised 2004), “Share-Based Payment” (“SFAS 123R”). that requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Public entities (other than those filing as small business issuers) were originally required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005 the SEC announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The Commission’s new rule allows registrants to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Accordingly, we will adopt SFAS 123R effective January 1, 2006. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123R will be applied to valuing stock-based awards and the impact the recognition of compensation expense related to such awards will have on our financial statements.

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

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the company. FIN 47 states that a company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. This Interpretation is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not believe that our financial position, results of operations or cash flows will be impacted by this Interpretation.

Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking information regarding PXP that is intended to be covered by the safe harbor “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “will”, “would”, “should”, “plans”, “likely”, “expects”, “anticipates”, “intends”, “believes”, “estimates”, “thinks”, “may”, and similar expressions, are forward-looking statements. These statements are based on our current expectations and projections about future events and involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things:

•	uncertainties regarding the closing of our recently announced property sale;

•	uncertainties inherent in the development and production of oil and gas and in estimating reserves;

•	unexpected difficulties in integrating our operations as a result of any significant acquisitions;

•	unexpected future capital expenditures (including the amount and nature thereof);

•	impact of oil and gas price fluctuations; including the impact on our earnings as a result of our derivative positions.

•	the effects of our indebtedness, which could adversely restrict our ability to operate, could make us vulnerable to general adverse economic and industry conditions, could place us at a competitive disadvantage compared to our competitors that have less debt, and could have other adverse consequences;

•	the effects of competition;

•	the success of our risk management activities;

•	the availability (or lack thereof) of acquisition or combination opportunities;

•	the impact of current and future laws and governmental regulations;

•	environmental liabilities that are not covered by an effective indemnity or insurance, and

•	general economic, market, industry or business conditions.

All forward-looking statements in this report are made as of the date hereof, and you should not place undue reliance on these statements without also considering the risks and uncertainties associated with these statements and our business that are discussed in this report. Moreover, although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except for any obligation to disclose material information under the Federal securities laws, we do not intend to update these forward-looking statements and information. See Items 1 & 2. – “Business and Properties – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Factors That May Affect Future Results” in this report for additional discussions of risks and uncertainties.

ITEM 3 – Qualitative and Quantitative Disclosures About Market Risks

General

We use various derivative instruments to manage our exposure to commodity price risk on sales of oil and gas production. All derivative instruments are recorded on the balance sheet at fair value. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value, both realized and unrealized, are recognized currently in our income statement as gain (loss) on mark-to-market derivative contracts. If a derivative is designated as a cash flow hedge and qualifies for hedge accounting, any unrealized gain or loss is deferred in accumulated Other Comprehensive Income (“OCI”), a component of Stockholders’ Equity, until the hedged oil and gas production is sold. Realized gains and losses on derivative instruments that are designated as a hedge and qualify for hedge accounting are generally included in oil and gas revenues in the period the hedged volumes are sold. Gains and losses deferred in OCI related to cash flow hedges for which hedge accounting has been discontinued remain in OCI until the related product has been delivered.

We do not use hedge accounting for certain of our derivative instruments, either because the derivatives do not qualify for hedge accounting or we have elected not to use hedge accounting. Consequently, these derivative contracts are marked-to-market each quarter with fair value gains and losses, both realized and unrealized, recognized currently as a gain or loss on mark-to-market derivative contracts on the income statement. Cash flow is only impacted to the extent the actual settlements under the contracts result in making or receiving a payment from the counterparty.

The contract counterparties for our derivative commodity contracts are all major financial institutions with Standard & Poor’s ratings of A or better. Five of the financial institutions are participating lenders in our revolving credit facility, with two counterparties holding contracts that represent approximately 69% of the fair value of all open positions as of March 31, 2005.

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

Elimination of 2006 Swap & Collar Positions

In March 2005, we executed a series of contracts that will eliminate all of our 2006 oil price swaps and collars at a pre-tax cost of approximately $292 million ($175 million after tax). Approximately $146 million of this amount is attributable to 2006 collars for 22,000 barrels of oil per day with a floor price of $25.00 and an average ceiling price of $34.76. Approximately $146 million of the cost is attributable to 2006 swaps for 15,000 barrels of oil per day at an average price of $25.28. The collars were not accounted for as hedges, therefore, the $146 million loss in the fair value of these instruments was currently recognized in our income statement and there will be no income statement effect subsequent to the amounts reported as of March 31, 2005. We used hedge accounting for the swaps and as a result the $146 million loss in fair value attributable to the swaps has been deferred in OCI and will be recognized as a noncash reduction to oil revenues in 2006 when the hedged production is sold.

Acquisition of Floors for 2006 and 2007 Oil Production

In March 2005 we acquired $45.00 NYMEX put options on 40,000 barrels of oil per day in 2006 at an average cost of $2.96 per barrel. In April 2005 we acquired $45.00 NYMEX put options on an additional 10,000 barrels of oil per day in 2006 at an average cost of $2.93 per barrel and 20,000 barrels of oil per day in 2007 at an average cost of $4.43 per barrel. The costs associated with these put options will be paid in 2006 and 2007. We have elected not to use hedge accounting for the puts, consequently, the puts will be marked-to-market with fair value gains and losses recognized as a gain or loss on mark-to-market derivative contracts on the income statement.

Derivative Instruments Designated as Cash Flow Hedges.

At May 1, 2005, we had the following open commodity derivative positions designated as cash flow hedges:

Period	Commodity	Instrument Type	Daily Volumes	Average Price	Index
Sales of Production
2005

2nd Quarter	Crude oil	Swap	10,000 /Barrels	$25.80	WTI
2nd Quarter	Natural gas	Swap	9,500 /MMBtu	$4.66	Waha
3rd Quarter	Natural gas	Swap	5,000 /MMBtu	$4.40	Waha
4th Quarter	Natural gas	Swap	5,000 /MMBtu	$4.40	Waha

Purchases of Natural Gas
2005
April - December	Natural gas	Swap	8,000 /MMBtu	$3.85	Socal

Location and quality differentials attributable to our properties are not included in the foregoing prices. Because of the quality and location of our oil and gas production, these adjustments will affect our net price.

Derivative Instruments Not Designated as Hedging Instruments.

At May 1, 2005, we had the following open commodity derivative positions that were not designated as hedging instruments:

Period	Commodity	Instrument Type	Daily Volumes	Average Price	Index
Sales of Production
2005
2nd Quarter	Crude oil	Collar	6,800 /Barrels	$27.00 Floor-$30.40 Ceiling	WTI
3rd Quarter	Crude oil	Collar	14,400 /Barrels	$26.00 Floor-$30.03 Ceiling	WTI
4th Quarter	Crude oil	Collar	14,000 /Barrels	$26.00 Floor-$29.33 Ceiling	WTI
April - December	Crude oil	Collar	22,000 /Barrels	$25.00 Floor-$34.76 Ceiling	WTI

2006
January - December	Crude oil	Put options	50,000 /Barrels	$45.00	WTI

2007
January - December	Crude oil	Collar	22,000 /Barrels	$25.00 Floor-$34.76 Ceiling	WTI
January - December	Crude oil	Put options	20,000 /Barrels	$45.00	WTI

2008
January - December	Crude oil	Collar	22,000 /Barrels	$25.00 Floor-$34.76 Ceiling	WTI

During the three months ended March 31, 2005 and 2004 we recognized pre-tax losses of $374 million and $2 million, respectively, from derivatives that do not qualify or have not been designated for hedge accounting. Such losses included cash settlements of $37 million and $1 million in 2005 and 2004, respectively.

Physical Purchase Contracts.

Although not a derivative, at May 1, 2005 we also had the following contracts for the purchase of natural gas utilized in our steam flood operations:

Period	Commodity	Instrument Type	Daily Volumes	Average Price	Index
Purchases of Natural Gas
2005

April - December	Natural gas	Physical purchase	10,000 /MMBtu	$4.19	Socal

Changes in Fair Value

The fair value of outstanding crude oil and natural gas commodity derivative instruments and the change in fair value that would be expected from a 10% price increase are shown in the table below (in millions):

	March 31, 2005
	Fair Value	Effect of 10% Price Increase
Derivatives designated as cash flow hedges	$(23.9)	$(4.7)
Derivatives not designated as hedging instruments	(765.8)	(131.5)

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

Price differentials.

As is customary in the oil and gas industry, our realized wellhead oil and gas prices are lower than the NYMEX index level as a result of location and quality differentials. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Company Overview – Price Differentials.

ITEM 4 – Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of March 31, 2005 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, our internal control over financial reporting can provide only reasonable assurance with respect to our financial reporting and financial statement preparation.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6 – Exhibits

10.1	*	Purchase and Sale Agreement made and entered into on March 31, 2005, by and among PXP Texas Limited Partnership, PXP Gulf Coast Inc., and PXP Louisiana LLC (“Sellers”) and XTO Energy Inc. (“Buyer”).

10.2	*	Purchase and Sale Agreement dated as of March 11, 2005, by and between Bentley-Simonson, Inc. (“Seller”) and Plains Exploration & Production Company(“Buyer”).

21.1	*	List of Subsidiaries.

31.1	*	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Items 1, 2, 3, 4 & 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY.

Date: May 6, 2004	By:	/s/ Stephen A. Thorington
Stephen A. Thorington
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)