Form 10-Q
period 2005-09-30
PLAINS EXPLORATION & PRODUCTION CO
filed 2005-11-04
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

78.4 million shares of Common Stock, $0.01 par value, issued and outstanding at October 31, 2005.

PLAINS EXPLORATION & PRODUCTION COMPANY

(i)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$1,306	$1,545
Accounts receivable - Plains All American Pipeline, L.P.	40,046	26,224
Other accounts receivable	95,287	96,064
Inventories	9,565	8,505
Deferred income taxes	142,597	76,823
Assets held for sale	-	44,222
Other current assets	5,315	4,784

	294,116	258,167

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	2,513,945	2,402,179
Not subject to amortization	89,101	79,405
Other property and equipment	16,069	12,546

	2,619,115	2,494,130
Less allowance for depreciation, depletion and amortization	(450,562)	(323,041)

	2,168,553	2,171,089

Goodwill	172,558	170,467

Other Assets	36,152	33,522

	$2,671,379	$2,633,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$124,333	$90,469
Commodity derivative contracts	173,330	175,473
Royalties payable	49,223	39,174
Stock appreciation rights	68,291	34,589
Interest payable	11,481	13,070
Deposit on assets held for sale	-	40,711
Other current liabilities	35,148	32,909

	461,806	426,395

Long-Term Debt
8.75% Senior Subordinated Notes	276,586	276,727
7.125% Senior Notes	248,813	248,741
Revolving credit facility	238,500	110,000

	763,899	635,468

Other Long-Term Liabilities
Asset retirement obligation	144,286	126,850
Commodity derivative contracts	440,774	244,140
Other	7,434	10,534

	592,494	381,524

Deferred Income Taxes	228,405	319,483

Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common stock	784	772
Additional paid-in capital	931,893	913,466
Retained earnings (deficit)	(204,449)	80,406
Accumulated other comprehensive income	(103,248)	(123,874)
Treasury stock, at cost	(205)	(395)

	624,775	870,375

	$2,671,379	$2,633,245

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Oil sales to Plains All American Pipeline, L.P.	$102,523	$69,173	$264,930	$196,459
Other oil sales	140,938	122,540	365,179	185,722
Oil hedging	(25,714)	(43,046)	(114,977)	(84,679)
Gas sales
Sales related to buy/sell contracts (Note 1)	8,609	8,928	24,693	12,813
Other	36,616	53,084	128,890	146,422
Gas hedging	(994)	(1,185)	(975)	(2,246)
Other operating revenues	641	867	2,262	1,601

	262,619	210,361	670,002	456,092

Costs and Expenses
Production costs
Lease operating expenses	36,284	44,501	105,489	92,066
Steam gas costs
Costs related to buy/sell contracts (Note 1)	9,039	8,978	25,876	12,887
Other	8,893	5,331	25,141	9,733
Electricity	8,917	9,207	23,678	21,720
Production and ad valorem taxes	5,111	6,565	18,414	15,118
Gathering and transportation expenses	2,467	2,581	8,416	5,567
General and administrative (Note 1)	52,764	29,526	108,634	62,840
Depreciation, depletion and amortization	40,626	42,820	129,964	88,651
Accretion	1,926	2,987	5,605	5,591

	166,027	152,496	451,217	314,173

Income from Operations	96,592	57,865	218,785	141,919
Other Income (Expense)
Interest expense	(14,478)	(10,969)	(40,039)	(26,506)
Gain (loss) on mark-to-market derivative contracts	(141,646)	(124,651)	(629,569)	(125,842)
Debt extinguishment costs	-	-	-	(19,691)
Interest and other income (expense)	(392)	364	(220)	669

Income (Loss) Before Income Taxes	(59,924)	(77,391)	(451,043)	(29,451)
Income taxes
Current	757	(463)	(573)	(607)
Deferred	27,318	29,876	166,819	11,371

Net Income (Loss)	$(31,849)	$(47,978)	$(284,797)	$(18,687)

Earnings (Loss) Per Share
Basic	$(0.41)	$(0.62)	$(3.67)	$(0.32)
Diluted	$(0.41)	$(0.62)	$(3.67)	$(0.32)

Weighted Average Shares Outstanding
Basic	78,053	76,977	77,531	59,008
Diluted	78,053	76,977	77,531	59,008

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of dollars)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(284,797)	$(18,687)
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	135,569	94,242
Deferred income taxes	(166,819)	(11,371)
Debt extinguishment costs	-	(4,453)
Commodity derivative contracts
Loss on derivatives	358,838	66,206
Reclassify financing derivative settlements	364,932	61,274
Noncash compensation
Stock appreciation rights	30,729	17,884
Other	29,078	6,736
Other noncash items	(69)	(92)
Change in assets and liabilities from operating activities, net of effect of acquisitions
Accounts receivable and other assets	(10,606)	(8,201)
Accounts payable and other liabilities	(33,332)	23,836
Commodity derivative contracts	(135,348)	22,795

Net cash provided by operating activities	288,175	250,169

CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development costs	(261,576)	(142,099)
Acquisition of oil and gas properties	(131,802)	-
Acquisition of Nuevo Energy Company, net of cash acquired	-	(14,156)
Proceeds from sales of properties	343,096	85,892
Other property and equipment	(3,523)	(5,739)

Net cash used in investing activities	(53,805)	(76,102)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	1,092,700	762,950
Repayments	(964,200)	(710,950)
Proceeds from issuance of 7.125% Senior Notes	-	248,695
Retirement of debt assumed in acquisition of Nuevo Energy Company	-	(405,000)
Costs incurred in connection with financing arrangements	(1,521)	(8,988)
Derivative settlements	(364,932)	(61,274)
Other	3,344	913

Net cash used in financing activities	(234,609)	(173,654)

Net increase (decrease) in cash and cash equivalents	(239)	413
Cash and cash equivalents, beginning of period	1,545	1,377

Cash and cash equivalents, end of period	$1,306	$1,790

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income (Loss)	$(31,849)	$(47,978)	$(284,797)	$(18,687)

Other Comprehensive Income (Loss)
Commodity hedging contracts
Change in fair value	1,795	(166,961)	(81,519)	(292,498)
Reclassification adjustment for settled contracts	5	45,311	33,099	87,692
Reclassification adjustment for terminated contracts	25,715	-	82,053	-
Related income taxes	(11,755)	40,089	(13,007)	73,064
Other
Interest rate swap and minimum pension liability	-	47	-	150
Related income taxes	-	(17)	-	(60)

	15,760	(81,531)	20,626	(131,652)

Comprehensive Income (Loss)	$(16,089)	$(129,509)	$(264,171)	$(150,339)

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(share and dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, December 31, 2004	77,179	$772	$913,466	$80,406	$(123,874)	(32)	$(395)	$870,375
Net loss	-	-	-	(284,797)	-	-	-	(284,797)
Other comprehensive income	-	-	-	-	20,626	-	-	20,626
Restricted stock awards
Issuance of stock	1,008	10	-	-	-	-	-	10
Deferred compensation, net	-	-	15,161	-	-	-	-	15,161
Treasury stock transactions	-	-	(337)	(58)	-	27	190	(205)
Exercise of stock options and other	180	2	3,603	-	-			3,605

Balance, September 30, 2005	78,367	$784	$931,893	$(204,449)	$(103,248)	(5)	$(205)	$624,775

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

These consolidated financial statements and related notes present our consolidated financial position as of September 30, 2005 and December 31, 2004, the results of our operations and our comprehensive income for the three months and nine months ended September 30, 2005 and 2004, our cash flows for the nine months ended September 30, 2005 and 2004 and the changes in our stockholders’ equity for the nine months ended September 30, 2005. All adjustments, consisting only of normal recurring adjustments, that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year statements to conform to the current year presentation. The results of our operations for the nine months ended September 30, 2005 are not necessarily indicative of the results of our operations to be expected for the full year.

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

Accounting Policies

Asset Retirement Obligations.    The following table illustrates the changes in our asset retirement obligation (ARO) during the nine months ended September 30, 2005 (in thousands):

Asset retirement obligation - beginning of period	$130,469
Settlements	(861)
Property dispositions	(2,989)
Accretion expense	5,605
Asset retirement additions	14,998

Asset retirement obligation - end of period	$147,222 (1)

(1) $2.9 million included in current liabilities.

Earnings Per Share.    For the three months and nine months ended September 30, 2005 and 2004 the weighted average shares outstanding for computing basic and diluted earnings per share (EPS) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Common shares outstanding - basic and diluted	78,053	76,977	77,531	59,008

Unvested restricted stock, restricted stock units and stock options not included in computing EPS due to antidilutive effect	614	534	800	366

In computing earnings per share, no adjustments were made to reported net income.

Inventory.    Oil inventories are carried at the lower of the cost to produce or market value. Materials and supplies inventory is stated at the lower of cost or market with cost determined on an average cost method. Inventory consists of the following (in thousands):

	September 30, 2005	December 31, 2004

Oil	$1,526	$1,526
Materials and supplies	8,039	6,979

	$9,565	$8,505

General and Administrative Expense.    Our general and administrative (“G&A”) expense consists of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
G&A excluding items below	$12,638	$12,236	$35,876	$27,746
Stock appreciation rights	18,224	15,023	44,101	28,449
Other stock-based compensation	21,902	2,267	28,657	6,645

	$52,764	$29,526	$108,634	$62,840

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

We account for buy/sell contracts in the same manner as any other monetary transaction for which title passes and the risk and reward of ownership are assumed by the counterparties. The sale of natural gas under such contracts is included in gas revenue and the cost to purchase natural gas under such contracts is included in production costs.

The SEC has questioned whether the industry’s accounting for buy/sell contracts should instead be shown net on the income statement and accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29). In February 2005 the SEC staff directed companies to disclose on the face of the income statement, if material, the amounts associated with buy/sell contracts and to discuss in a footnote to the financial statements the basis for the underlying accounting.

Our position in response to the SEC’s question is that our buy/sell contracts are monetary transactions that are outside the scope of APB 29 and that our accounting is also supported by the indicators of gross reporting of purchases and sales in paragraph 3 of Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

In September 2005 in Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” the EITF reached a consensus that two or more inventory transactions with the same counterparty should be viewed as a single nonmonetary transaction for the purposes of applying APB 29 if the transactions were entered into in contemplation of one another (as determined in accordance with Issue No. 04-13). At its September 28, 2005 meeting, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the EITF.

Issue No. 04-13 will be applied to transactions completed in reporting periods beginning after March 15, 2006, whether pursuant to arrangements that were in place at the date of initial application of the consensus or arrangements executed subsequent to that date. Early application is permitted in periods for which financial statements have not been issued.

We are in the process of reviewing our buy/sell contracts to determine if transactions under such contracts should be presented net in accordance with Issue No. 04-13. Our financial position, results of operations or cash flows will not be impacted by the implementation of Issue No. 04-13. If we determine that certain transactions should be presented net in accordance with Issue No. 04-13, certain costs currently included as operating costs will be reclassified as a reduction of revenues.

Stock Based Compensation.    We account for stock based compensation using the intrinsic value method. No adjustments to our net income or earnings per share would be required under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”.

Federal and State Income Taxes.    During interim periods income tax expense is generally based on the estimated effective income tax rate that is expected for the entire year. Changes in the annual effective income tax rate are reflected on a cumulative basis for the year-to-date in the period in which the change in estimate occurs. At September 30, 2005 the Company estimated its 2005 annual effective tax rate would be a 38.3% benefit compared to the 36.8% benefit we estimated at June 30, 2005. The increase in the estimated annual effective tax rate primarily reflects the change in the relationship between the estimated 2005 financial statement pre-tax loss (which was higher at September 30 than at June 30 primarily due to higher estimated fair value losses on mark-to-market derivatives) and certain permanent differences between book income and taxable income (primarily enhanced oil recovery (EOR) credits and certain expenses that are not deductible because of IRS limitations). At September 30, 2004 we estimated our 2004 effective annual tax rate to be approximately 36.5%. To reflect the increase in the estimated 2005 annual effective tax rate, the Company’s tax rate for the third quarter of 2005 was approximately 47%.

Variances in our reported tax rate from the 35% federal statutory rate are caused by state income taxes, EOR credits and various other items. EOR credits are a credit against federal and state income taxes for certain costs related to extracting high-cost oil, utilizing certain prescribed “enhanced” (tertiary) recovery methods. During periods when PXP reports net income, the benefit from the EOR credits will generally reduce our effective tax rate below the statutory rates. During periods when PXP reports a net loss, the benefit from the EOR credits will generally increase our effective tax rate above the statutory rates. In the current period, PXP reported a net loss due to the mark-to-market derivative losses, and the EOR credits had the effect of increasing our tax benefit rate. The increase in the tax benefit rate attributable to the EOR credits was offset by the items discussed above, resulting in the estimated annual benefit rate of 38.3% for 2005.

Recent Accounting Pronouncements.    In December 2004 the FASB issued SFAS No.123R (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Public entities (other than those filing as small business issuers) were originally required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005 the SEC announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The Commission’s new rule allows registrants to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Accordingly, we will adopt SFAS 123R effective January 1, 2006. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123R will be applied to valuing stock-based awards and the impact the recognition of compensation expense related to such awards will have on our financial statements.

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

The SEC concluded that only the fair value allocated to the oil and gas properties in a business acquisition should be included in the costs accounted for under Rule 4-10(c) of Regulation S-X. Goodwill associated with acquisitions of oil and gas properties that constitute a business is recognized in accordance with FASB Statement No. 141, “Business Combinations” but accounted for outside of the full cost rules. Therefore, when dispositions of these properties occur, the goodwill previously recognized does not affect the associated adjustments contemplated under Rule 4-10(c)(6)(i). Rather, the accounting for the goodwill and any potential impairment should follow the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Companies are required to consider whether a property disposition that results in a less than 25% alteration of the proved oil and gas reserve quantities within a given cost center is a trigger that requires goodwill be evaluated for impairment under SFAS 142. We determined that an evaluation of goodwill for impairment under SFAS 142 was not required as a result of the property dispositions in the second quarter of 2005. The SEC has not yet addressed whether any portion of goodwill should be allocated to a disposition of greater than 25%, but less than 100%, of the oil and gas reserves in a given cost center.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the company. FIN 47 states that a company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. FIN 47 is intended to provide more information about long-lived assets and future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not believe that our financial position, results of operations or cash flows will be impacted by FIN 47.

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

Floors for 2006 and 2007 Oil Production

In the first half of 2005 we acquired NYMEX put options with a strike price of $45.00 per barrel on 50,000 barrels per day in 2006 and 20,000 barrels per day in 2007. In the third quarter of 2005 we entered into a series of transactions that resulted in us now holding NYMEX put options with a strike price of $55.00 per barrel on 50,000 barrels of oil per day in 2006 and 2007. These put options cost an average of $4.91 per barrel for 2006 and $5.57 per barrel for 2007, which will be paid when the options are settled. We have elected not to use hedge accounting for the puts, consequently, the puts are marked-to-market with fair value gains and losses recognized as a gain or loss on mark-to-market derivative contracts on the income statement.

Ceilings for 2006 Natural Gas Purchases

We purchase natural gas that is utilized in our steam flood operations. In October 2005 we acquired NYMEX call options with a strike price of $12.00 per MMBtu on 30,000 MMBtu of natural gas per day in 2006. These call options cost an average of $1.04 per MMBtu, which will be paid when the options are settled. We have elected not to use hedge accounting for the calls, consequently, the calls will be marked-to-market with fair value gains and losses recognized as a gain or loss on mark-to-market derivative contracts on the income statement.

Derivative Instruments Designated as Cash Flow Hedges

We have the following open commodity derivative positions designated as cash flow hedges:

Period	Commodity	Instrument Type	Daily Volumes	Average Price	Index
Sales of Production
2005

4th Quarter	Natural gas	Swap	5,000 /MMBtu	$4.40	Waha

Purchases of Natural Gas

2005

4th Quarter	Natural gas	Swap	8,000 /MMBtu	$3.85	Socal

Location and quality differentials attributable to our properties are not included in the foregoing prices. Because of the quality and location of our oil and gas production, these adjustments will affect our net price.

Derivative Instruments Not Designated as Hedging Instruments

We have the following open commodity derivative positions that were not designated as hedging instruments:

Period	Commodity	Instrument Type	Daily Volumes	Average Price	Index
Sales of Production
2005
4th Quarter	Crude oil	Collar	14,000 /Barrels	$26.00 Floor- $29.33 Ceiling	WTI
4th Quarter	Crude oil	Collar	22,000 /Barrels	$25.00 Floor- $34.76 Ceiling	WTI

2006
January - December	Crude oil	Put options	50,000 /Barrels	$55.00 Strike price	WTI

2007
January - December	Crude oil	Collar	22,000 /Barrels	$25.00 Floor- $34.76 Ceiling	WTI
January - December	Crude oil	Put options	50,000 /Barrels	$55.00 Strike price	WTI

2008
January - December	Crude oil	Collar	22,000 /Barrels	$25.00 Floor- $34.76 Ceiling	WTI

Purchases of Natural Gas
2006
January - December	Natural gas	Call options	30,000 /MMBtu	$12.00 Strike price	Socal

The average strike price for the put options and call options do not reflect the cost to purchase such options. The call options were acquired in October 2005.

During the three and nine months ended September 30, 2005 we recognized pre-tax losses of $141.6 million and $629.6 million, respectively, from derivatives that do not qualify for hedge accounting. During the three and nine months ended September 30, 2005 we made cash payments of $101.4 million and $189.3 million, respectively, on derivatives that do not qualify for hedge accounting that settled during the periods. In addition, in the second quarter of 2005 we made a $145.4 million cash payment to eliminate our 2006 oil price collars.

Physical Purchase Contracts

Although not a derivative, at September 30, 2005 we also had the following contracts for the purchase of natural gas utilized in our steam flood operations:

Period	Commodity	Instrument Type	Daily Volumes	Average Price	Index

Purchases of Natural Gas
2005
4th Quarter	Natural gas	Physical purchase	10,000 /MMBtu	$4.19	Socal

Other Comprehensive Income

During the three months and nine months ended September 30, 2005, net deferred losses of $25.7 million and $115.2 million, respectively, were reclassified from OCI and charged to oil and gas revenues and steam gas costs and in the nine months ended September 30, 2005 we recognized $0.1 million for ineffectiveness of derivatives that qualify for hedge accounting. During the three months and nine months ended September 30, 2004, net deferred losses of $44.2 million and $86.4 million, respectively, were reclassified from OCI and charged to oil and gas revenues and steam gas costs and in the three months and nine months ended September 30, 2004 we recognized $1.1 million and $1.3 million, respectively, for ineffectiveness of derivatives that qualify for hedge accounting.

At September 30, 2005 OCI consisted of $167.2 million ($103.2 million after tax) of deferred losses on our hedging instruments, including $24.1 million ($14.9 million, net of tax) of deferred losses attributable to the cancelled 2005 swaps and $145.8 million ($90.0 million, net of tax) of deferred losses attributable to the cancelled 2006 swaps. At December 31, 2004, OCI consisted of $200.9 million ($123.9 million after tax) of unrealized losses on our open hedging instruments, including $106.2 million ($65.5 million, net of tax) of deferred losses attributable to the cancelled 2005 swaps.

During the twelve months ended September 30, 2006, based on quoted market prices for future delivery as of September 30, 2005, we expect to reclassify $2.6 million of net deferred gains associated with open derivative contracts and $133.8 million of net deferred losses on terminated derivative contracts from OCI to oil and gas revenue. Also during such period, we expect to reclassify approximately $50.2 million of deferred income tax benefits from OCI to income tax expense. The amounts ultimately reclassified to earnings will vary due the actual realized value upon settlement.

Net pre-tax deferred losses associated with terminated or de-designated derivative contracts that have been or will be reclassified from OCI and recognized as a non-cash reduction in our 2005 and 2006 oil revenues are as follows (in millions):

	2005	2006
1st Quarter	$29.1	$36.5
2nd Quarter	27.3	36.6
3rd Quarter	25.7	36.6
4th Quarter	24.1	36.1

Note 3—Long-Term Debt

At September 30, 2005 and December 31, 2004 debt, all of which is classified as long-term, consisted of (in millions):

	September 30, 2005	December 31, 2004
Senior revolving credit facility	$238.5	$110.0
8.75% senior subordinated notes, including unamortized premium of $1.6 million in 2005 and $1.7 million in 2004	276.6	276.7
7.125% senior notes, including unamortized discount of $1.2 million in 2005 and $1.3 million in 2004	248.8	248.7

	$763.9	$635.4

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

The Amended Credit Agreement also modifies certain covenants to provide additional flexibility regarding the issuance of debt, the disposition of non oil and gas properties and mergers of subsidiaries. The Amended Credit Agreement also reset, as of June 30, 2005, the financial covenant test with respect to tangible net worth. The effective interest rate on our borrowings under the Amended Credit Agreement was 4.7% at September 30, 2005. At that date we were in compliance with the covenants contained in the Amended Credit Agreement and could have borrowed the full amount available under the Amended Credit Agreement.

Short-term Credit Facility.    In May 2005 we amended our uncommitted short-term credit facility to extend its term and increase the facility size. We may make borrowings from time to time until May 27, 2006, not to exceed at any time the maximum principal amount of $25.0 million. No advance under the short-term facility may have a term exceeding fourteen days and all amounts outstanding are due and payable no later than May 27, 2006. Each advance under the short-term facility shall bear interest at a rate per annum mutually agreed on by the bank and the Company. No amounts were outstanding under the short-term credit facility at September 30, 2005.

Note 4—Related Party Transactions

Our Chief Executive Officer is a director of Vulcan Energy Corporation (“Vulcan Energy” formerly known as Plains Resources). In connection with the reorganization and our 2002 spin-off from Plains Resources we entered into certain agreements with Plains Resources, including a master separation agreement; the Plains Exploration & Production transition services agreement that expired June 16, 2004; the Plains Resources transition services agreement that expired June 8, 2004; and a technical services agreement that expired June 30, 2004. For the nine months ended September 30, 2004 we billed Plains Resources $0.4 million for services provided by us under these agreements. In addition, for the nine months ended September 30, 2004 we billed Plains Resources $0.2 million for administrative costs associated with certain special projects performed on their behalf.

Our Chief Executive Officer is a member of Cypress Aviation LLC (“Cypress”). In June 2004, based on third party valuations we acquired two aircraft from Cypress for $4.5 million. Prior to the acquisition we chartered private aircraft from Gulf Coast Aviation Inc. (“Gulf Coast”), a corporation that from time-to-time leased aircraft owned by Cypress. In the three months and nine months ended September 30, 2004, we paid Gulf Coast $0.1 million and $0.5 million, respectively, in connection with such services. The charter services were arranged with market-based rates.

Plains All American Pipeline, L.P. (“PAA”), a publicly traded master limited partnership, is an affiliate of Vulcan Energy. PAA is the marketer/purchaser for a significant portion of our oil production, including the royalty share of production. The marketing agreement provides that PAA will purchase for resale at market prices certain of our oil production for which PAA charges a marketing fee of either $0.20 or $0.15 per barrel based upon the contract the barrels are resold under. The following table reflects such transactions for the three months and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales of oil to PAA
PXP’s share	$102,523	$69,173	$264,930	$196,459
Royalty owners’ share	16,535	13,912	46,251	39,388

	$119,058	$83,085	$311,181	$235,847

Charges for PAA marketing fees	$308	$347	$927	$1,097

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

This unaudited pro forma information has been prepared based on our historical consolidated statement of income and the historical consolidated statement of income of Nuevo. We believe the assumptions used provide a reasonable basis for presenting the significant effects directly attributable to the pro forma transactions. This pro forma financial information does not purport to represent what our results of operations would have been if such transactions had occurred on January 1, 2004.

(in thousands, except per share data)	Nine Months Ended September 30, 2004
Revenues	$591,023
Income from operations	161,472
Net income (loss)	(18,749)
Basic and diluted earnings (loss) per share	$(0.24)
Weighted average shares outstanding
Basic and diluted	76,854

Pro forma net income (loss) for the nine months ended September 30, 2004 includes debt extinguishment costs of $22.7 million ($14.0 million after tax).

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

On September 8, 2005 we acquired a 16.7% interest in the Point Arguello Unit, Rocky Point development project and related facilities, offshore California, from subsidiaries of Chevron U.S.A. Inc. This acquisition, which was effective July 1, 2005, increased our working interest to 69.3%.

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

In January 2005 we discovered and self-reported a violation related to flared gas emissions in excess of permitted levels on properties acquired in the Nuevo acquisition. Estimated excess emissions from the San Joaquin Valley casing vent recovery system located on the Gamble Lease were approximately 881 tons over a 745 day period. We brought the facility into compliance within 10 days of discovering the violation. We settled this matter for $750,000.

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

Operating risks and insurance coverage.    Our operations are subject to all of the risks normally incident to the exploration for and the production of oil and gas, including well blowouts, cratering, explosions, oil spills, releases of gas or well fluids, fires, pollution and releases of toxic gas, each of which could result in damage to or destruction of oil and gas wells, production facilities or other property, or injury to persons. Our operations in California, including transportation of oil by pipelines within the city and county of Los Angeles, are especially susceptible to damage from earthquakes and involve increased risks of personal injury, property damage and marketing interruptions because of the population density of southern California. Although we maintain insurance coverage considered to be customary in the industry for a company our size, we are not fully insured against all risks, either because insurance is not available or because of high premium costs. We maintain coverage for earthquake damages in California but this coverage may not provide for the full effect of damages that could occur and we may be subject to additional liabilities. The occurrence of a significant event that is not fully insured against could have a material adverse effect on our financial position. Our insurance does not cover every potential risk associated with operating our pipelines, including the potential loss of significant revenues. Consistent with insurance coverage generally available to the industry, our insurance policies provide limited coverage for losses or liabilities relating to pollution, with broader coverage for sudden and accidental occurrences.

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

SEPTEMBER 30, 2005

(in thousands)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$1,299	$7	$-	$1,306
Accounts receivable and other current assets	259,297	33,513	-	292,810

	260,596	33,520	-	294,116

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	2,047,528	466,417	-	2,513,945
Not subject to amortization	54,167	34,934	-	89,101
Other property and equipment	15,354	715	-	16,069

	2,117,049	502,066	-	2,619,115
Less allowance for depreciation, depletion and amortization	(289,075)	(161,487)	-	(450,562)

	1,827,974	340,579	-	2,168,553

Investment in and Advances to Subsidiaries	414,674	-	(414,674)	-

Goodwill	27,512	145,046	-	172,558

Other Assets	24,103	12,049	-	36,152

	$2,554,859	$531,194	$(414,674)	$2,671,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$209,074	$79,402	$-	$288,476
Commodity derivative contracts	170,523	2,807	-	173,330

	379,597	82,209	-	461,806

Long-Term Debt	763,899	-	-	763,899

Other Long-Term Liabilities	565,566	26,928	-	592,494

Payable to Parent	-	73,692	(73,692)	-

Deferred Income Taxes	221,022	7,383	-	228,405

Stockholders’ Equity
Stockholders’ equity	728,023	379,326	(379,326)	728,023
Accumulated other comprehensive income	(103,248)	(38,344)	38,344	(103,248)

	624,775	340,982	(340,982)	624,775

	$2,554,859	$531,194	$(414,674)	$2,671,379

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$195,209	$22,538	$-	$217,747
Gas sales	13,486	30,745	-	44,231
Other operating revenues	597	44	-	641

	209,292	53,327	-	262,619

Costs and Expenses
Production costs	50,714	19,997	-	70,711
General and administrative	51,729	1,035	-	52,764
Depreciation, depletion, amortization and accretion	31,053	11,499	-	42,552

	133,496	32,531	-	166,027

Income from Operations	75,796	20,796	-	96,592
Other Income (Expense)
Equity in earnings of subsidiaries	8,445	-	(8,445)	-
Interest expense	(9,500)	(4,978)	-	(14,478)
Gain (loss) on mark-to-market derivative contracts	(141,646)	-	-	(141,646)
Interest and other income (expense)	(392)	-	-	(392)

Income (Loss) Before Income Taxes	(67,297)	15,818	(8,445)	(59,924)
Income taxes
Current	3,351	(2,594)	-	757
Deferred	32,097	(4,779)	-	27,318

Net Income (Loss)	$(31,849)	$8,445	$ (8,445)	$(31,849)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$135,840	$12,827	$-	$148,667
Gas sales	13,865	46,962	-	60,827
Other operating revenues	663	204	-	867

	150,368	59,993	-	210,361

Costs and Expenses
Production costs	59,924	17,239	-	77,163
General and administrative	28,322	1,204	-	29,526
Depreciation, depletion, amortization and accretion	25,099	20,708	-	45,807

	113,345	39,151	-	152,496

Income from Operations	37,023	20,842	-	57,865
Other Income (Expense)
Equity in earnings of subsidiaries	6,837	-	(6,837)	-
Debt extinguishment costs	-	-	-	-
Gain (loss) on mark-to-market derivative contracts	(125,153)	502	-	(124,651)
Interest expense	(5,109)	(5,860)	-	(10,969)
Interest and other income (expense)	364	-	-	364

Income (Loss) Before Income Taxes	(86,038)	15,484	(6,837)	(77,391)
Income taxes
Current	3,348	(3,811)	-	(463)
Deferred	34,712	(4,836)	-	29,876

Net Income (Loss)	$(47,978)	$6,837	$(6,837)	$(47,978)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$460,228	$54,904	$-	$515,132
Gas sales	37,915	114,693	-	152,608
Other operating revenues	1,846	416	-	2,262

	499,989	170,013	-	670,002

Costs and Expenses
Production costs	149,793	57,221	-	207,014
General and administrative	103,467	5,167	-	108,634
Depreciation, depletion, amortization and accretion	86,866	48,703	-	135,569

	340,126	111,091	-	451,217

Income from Operations	159,863	58,922	-	218,785
Other Income (Expense)
Equity in earnings of subsidiaries	25,697	-	(25,697)	-
Interest expense	(28,372)	(11,667)	-	(40,039)
Gain (loss) on mark-to-market derivative contracts	(629,569)	-	-	(629,569)
Interest and other income (expense)	(220)	-	-	(220)

Income (Loss) Before Income Taxes	(472,601)	47,255	(25,697)	(451,043)
Income taxes
Current	23,314	(23,887)	-	(573)
Deferred	164,490	2,329	-	166,819

Net Income (Loss)	$(284,797)	$25,697	$(25,697)	$(284,797)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$252,334	$45,168	$-	$297,502
Gas sales	27,352	129,637	-	156,989
Other operating revenues	921	680	-	1,601

	280,607	175,485	-	456,092

Costs and Expenses
Production costs	109,563	47,528	-	157,091
General and administrative	58,799	4,041	-	62,840
Depreciation, depletion, amortization and accretion	43,242	51,000	-	94,242

	211,604	102,569	-	314,173

Income from Operations	69,003	72,916	-	141,919
Other Income (Expense)
Equity in earnings of subsidiaries	34,297	-	(34,297)	-
Debt extinguishment costs	(19,691)	-	-	(19,691)
Gain (loss) on mark-to-market derivative contracts	(123,966)	(1,876)	-	(125,842)
Interest expense	(14,203)	(12,303)	-	(26,506)
Interest and other income (expense)	664	5	-	669

Income (Loss) Before Income Taxes	(53,896)	58,742	(34,297)	(29,451)
Income taxes
Current	3,083	(3,690)	-	(607)
Deferred	32,126	(20,755)	-	11,371

Net Income (Loss)	$(18,687)	$34,297	$(34,297)	$(18,687)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands of dollars)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(284,797)	$25,697	$(25,697)	$(284,797)
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	86,866	48,703	-	135,569
Equity in earnings of subsidiaries	(25,697)	-	25,697	-
Deferred income taxes	(164,490)	(2,329)	-	(166,819)
Commodity derivative contracts
Loss (gain) on derivatives	319,668	39,170	-	358,838
Reclassify financing derivative settlements	361,451	3,481		364,932
Noncash compensation
Stock appreciation rights	30,729	-	-	30,729
Other	29,078	-	-	29,078
Other noncash items	(69)	-	-	(69)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(10,782)	176	-	(10,606)
Accounts payable and other liabilities	(25,653)	(7,679)	-	(33,332)
Commodity derivative contracts	(135,348)		-	(135,348)

Net cash provided by operating activities	180,956	107,219	-	288,175

CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development costs	(194,814)	(66,762)		(261,576)
Acquisition of oil and gas properties	(1,870)	(129,932)		(131,802)
Proceeds from sales of properties	6,500	336,596		343,096
Other property and equipment	(3,390)	(133)		(3,523)

Net cash provided by (used in) investing activities	(193,574)	139,769	-	(53,805)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	1,092,700	-	-	1,092,700
Repayments	(964,200)	-	-	(964,200)
Costs incurred in connection with financing arrangements	(1,521)	-	-	(1,521)
Derivative settlements	(361,451)	(3,481)	-	(364,932)
Investment in and advances to affiliates	244,169	(244,169)	-	-
Other	3,344	-	-	3,344

Net cash provided by (used in) financing activities	13,041	(247,650)	-	(234,609)

Net increase (decrease) in cash and cash equivalents	423	(662)	-	(239)
Cash and cash equivalents, beginning of period	876	669	-	1,545

Cash and cash equivalents, end of period	$1,299	$7	$-	$1,306

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(18,687)	$34,297	$(34,297)	$(18,687)
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	43,242	51,000	-	94,242
Equity in earnings of subsidiaries	(34,297)	-	34,297	-
Deferred income taxes	(32,126)	20,755	-	(11,371)
Debt extinguishment costs	(4,453)	-	-	(4,453)
Commodity derivative contracts
Loss (gain) on derivatives	74,024	(7,818)	-	66,206
Reclassify financing derivative settlements	61,274	-	-	61,274
Noncash compensation
Stock appreciation rights	17,884	-	-	17,884
Other	6,736	-	-	6,736
Other noncash items	(92)	-	-	(92)
Change in assets and liabilities from operating activities net of effect of acquisition
Accounts receivable and other assets	1,139	(9,340)	-	(8,201)
Accounts payable and other liabilities	27,299	(3,463)	-	23,836
Commodity derivative contracts	1,532	21,263	-	22,795

Net cash provided by operating activities	143,475	106,694	-	250,169

CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development costs	(67,632)	(74,467)	-	(142,099)
Acquisition of Nuevo Energy Company, net of cash acquired	(14,156)	-	-	(14,156)
Proceeds from sales of properties	58,076	27,816	-	85,892
Other property and equipment	(5,382)	(357)	-	(5,739)

Net cash used in investing activities	(29,094)	(47,008)	-	(76,102)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	762,950	-	-	762,950
Repayments	(710,950)	-	-	(710,950)
Proceeds from issuance of 7.125% Senior Notes	248,695	-	-	248,695
Retirement of debt assumed in acquisition of
Nuevo Energy Company	(405,000)	-	-	(405,000)
Costs incurred in connection with financing arrangements	(8,988)	-	-	(8,988)
Derivative settlements	60,659	(60,659)	-	-
Investment in and advances to affiliates	(61,274)	-	-	(61,274)
Other	913	-	-	913

Net cash provided by (used in) financing activities	(112,995)	(60,659)	-	(173,654)

Net increase (decrease) in cash and cash equivalents	1,386	(973)	-	413
Cash and cash equivalents, beginning of period	403	974	-	1,377

Cash and cash equivalents, end of period	$1,789	$1	$-	$1,790

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

Our primary sources of liquidity are cash generated from our operations and our revolving credit facility. At September 30, 2005 we had approximately $505 million of availability under our revolving credit facility. We have a capital budget for 2005, excluding acquisitions, of approximately $425 million. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our revolving credit facility to meet our short-term and long-term normal recurring operating needs, derivative obligations, debt service obligations, contingencies and anticipated capital expenditures. In addition, the majority of our capital expenditures are discretionary and could be curtailed if our cash flows declined from expected levels.

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties. We use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of increases in oil or gas prices above the maximum fixed amount specified in the derivative agreement. The level of derivative activity depends on our view of market conditions, available derivative prices and our operating strategy (see “– Derivative Instruments and Hedging”).

Acquisitions and Dispositions

On April 1, 2005 we acquired certain California producing oil and gas properties from a private company for $118 million. The properties are primarily located in the Los Angeles Basin of onshore California with some smaller properties located in adjacent Ventura County. The transaction was financed under our credit facility.

On September 8, 2005 we acquired 16.7% interest in the Point Arguello Unit, Rocky Point development project and related facilities, offshore California, from subsidiaries of Chevron U.S.A. Inc. This acquisition, which was effective July 1, 2005, increased our working interest to 69.3%.

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

Derivative Instruments and Hedging

For the remainder of 2005 we have in place crude oil price collars on approximately 36,000 barrels per day (approximately 14,000 barrels per day with a floor of $26.00 and an average ceiling of $29.33 and 22,000 barrels per day with a floor of $25.00 and an average ceiling of $34.76) and swaps on 5,000 MMbtu per day of natural gas sales at an average price of $4.40 per MMBtu. In addition, for 2007 and 2008 we have crude oil price collars on 22,000 barrels per day with a floor of $25.00 and an average ceiling of $34.76. For 2006 and 2007 we have NYMEX crude oil put options with a strike price of $55.00 per barrel on 50,000 barrels per day. We also have NYMEX call options with a strike price of $12.00 per MMBTU on 30,000 MMbtu’s per day of natural gas for 2006. The oil collars, puts and calls are subject to mark-to-market accounting, consequently, as in the past, we expect that there will continue to be significant volatility in our reported earnings due to gains and losses as changes occur in the NYMEX price index.

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

General

We follow the full cost method of accounting whereby all costs associated with property acquisition, exploration, exploitation and development activities are capitalized. Our revenues are derived from the sale of oil, gas and natural gas liquids. We recognize revenues when our production is sold and title is transferred. Our revenues are highly dependent upon the prices of, and demand for, oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas and our levels of production are subject to wide fluctuations and depend on numerous factors beyond our control, including supply and demand, economic conditions, foreign imports, the actions of OPEC, political conditions in other oil-producing countries, and governmental regulation, legislation and policies. Under the SEC’s full cost accounting rules, we review the carrying value of our proved oil and gas properties each quarter. These rules generally require that we price our future oil and gas production at the oil and gas prices in effect at the end of each fiscal quarter to determine a ceiling value of our properties. The rules require a write-down if our capitalized costs exceed the allowed “ceiling.” We have had no write-downs due to these ceiling test limitations since 1998. Given the volatility of oil and gas prices, it is likely that our estimate of discounted future net revenues from proved oil and gas reserves will fluctuate in the near term. If oil and gas prices decline significantly in the future, write-downs of our oil and gas properties could occur. Write- downs required by these rules do not directly impact our cash flows from operating activities. Decreases in oil and gas prices have had, and will likely have in the future, an adverse effect on the carrying value of our estimated proved reserves and our revenues, profitability and cash flow.

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

Results Overview

In the third quarter of 2005 we reported a net loss of $31.8 million, or $0.41 per share, compared to a net loss of $48.0 million, or $0.62 per share, in the third quarter of 2004. The loss in 2005 primarily reflects a $141.6 million derivative mark-to-market loss. Cash payments related to these derivative contracts that settled in the third quarter of 2005 totaled $101.4 million. The loss in 2004 primarily reflects a $124.7 million derivative mark-to-market loss. Cash payments related to these derivative contracts that settled in the third quarter of 2004 totaled $10.7 million.

Primarily as a result of a $629.6 million derivative mark-to-market loss, we reported a net loss of $284.8 million, or $3.67 per share for the first nine months of 2005 compared to a net loss of $18.7 million, or $0.32 per diluted share for the first nine months of 2004. Cash payments related to mark-to-market derivative contracts totaled $334.6 million for the first nine months of 2005, including the $145.4 million cash payment to eliminate our 2006 collars. In the first nine months of 2004 we reported a derivative mark-to-market loss of $125.8 million and cash settlements with respect to such derivatives totaled $16.3 million. Our results for 2005 include the effect of the properties acquired in our 2004 acquisition of Nuevo, which are included in our 2004 results with effect from May 14, 2004.

Results of Operations

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a BOE basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales Volumes
Oil and liquids (MBbls)	4,635	5,232	13,792	11,174
Gas (MMcf)	6,135	10,863	23,913	27,731
MBOE	5,657	7,043	17,777	15,796

Daily Average Sales Volumes
Oil and liquids (Bbls)	50,374	56,870	50,520	40,781
Gas (Mcf)	66,687	118,076	87,593	101,208
BOE	61,487	76,549	65,117	57,650

Unit Economics (in dollars)
Average Prices
NYMEX Oil	$63.16	$43.85	$55.45	$39.13
Henry Hub gas	8.52	5.99	7.18	5.89
Average Realized Sales Price Before Hedging
Oil (per Bbl)	$52.53	$36.64	$45.69	$34.20
Gas (per Mcf)	7.37	5.71	6.43	5.74
Per BOE	51.03	36.03	44.08	34.28
Costs and Expenses per BOE
Production costs
Lease operating expenses	$6.41	$6.32	$5.93	$5.83
Steam gas costs	3.17	2.03	2.87	1.43
Electricity	1.58	1.31	1.33	1.38
Production and ad valorem taxes	0.90	0.93	1.04	0.96
Gathering and transportation	0.44	0.37	0.47	0.35
DD&A per BOE (oil and gas properties)	6.89	5.93	7.06	5.45

The following table reflects cash receipts (payments) made with respect to derivative contracts that settled during the periods presented (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Contracts accounted for using hedge accounting
Oil revenue	$-	$(67.0)	$(53.0)	$(122.8)
Gas revenue	(1.3)	(3.8)	(3.7)	(10.1)
Steam gas costs	2.3	1.1	5.5	1.9
Mark-to-market contracts	(101.4)	(10.7)	(189.3)	(16.3)

Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004

Oil and gas revenues.    Oil and gas revenues increased $52.5 million, to $262.0 million for 2005 from $209.5 million for 2004. The increase is primarily due to higher realized prices partially offset by lower volumes.

Oil revenues, excluding the effects of hedging, increased $51.8 million to $243.5 million for 2005 from $191.7 million for 2004 reflecting higher realized prices ($83.2 million) partially offset by lower production ($31.4 million). Our average realized price for oil increased $15.89 to $52.53 per Bbl for 2005 from $36.64 per Bbl for 2004. The increase is primarily attributable to an improvement in the NYMEX oil price, which averaged $63.16 per Bbl in 2005 versus $43.85 per Bbl in 2004. Oil production decreased to 4.6 MMBbls in 2005 from 5.2 MMBbls in 2004 primarily due to the producing properties we sold in the fourth quarter of 2004 and the second quarter of 2005.

Hedging had the effect of decreasing our oil revenues by $25.7 million, or $5.55 per Bbl in 2005 compared to $43.0 million or $8.23 per Bbl in 2004. The 2005 amount is attributable to deferred losses related to 2005 swaps that were terminated in 2004. These losses were deferred in OCI until the production that was originally hedged was produced and delivered during the third quarter of 2005.

Gas revenues, excluding the effects of hedging, decreased $16.8 million to $45.2 million in 2005 from $62.0 million in 2004 reflecting lower production ($34.9 million) partially offset by higher realized prices ($18.1 million). Our average realized price for gas of $7.37 per Mcf for 2005 compared to $5.71 per Mcf for 2004. Gas production decreased from 10.9 Bcf in 2004 to 6.1 Bcf in 2005 primarily due to the sale of our properties in East Texas and Oklahoma in the second quarter of 2005 and shut-in production due to hurricanes Katrina and Rita.

Hedging had the effect of decreasing our gas revenues by $1.0 million, or $0.16 per Mcf in 2005 compared to $1.2 million or $0.11 per Mcf in 2004.

Lease operating expenses.    Lease operating expenses (including steam gas costs and electricity) decreased $4.9 million, to $63.1 million for 2005 from $68.0 million for 2004, primarily due to lower production volumes. On a per unit basis, lease operating expenses increased to $11.16 per BOE in 2005 versus $9.66 per BOE in 2004. The per unit increase is primarily attributable to the steam gas costs attributable to the properties acquired from Nuevo. Steam gas costs averaged $3.17 per BOE in 2005 versus $2.03 per BOE in 2004.

Production and ad valorem taxes.    Production and ad valorem taxes decreased $1.5 million, to $5.1 million for 2005 from $6.6 million for 2004 primarily due to lower production volumes, partially offset by increased oil and gas prices.

Gathering and transportation expenses.    Gathering and transportation expenses decreased $0.1 million, to $2.5 million for 2005 from $2.6 million for 2004 primarily due to lower production volumes.

General and administrative expense.    Our G&A expense consists of (in thousands of dollars):

	Three Months Ended September 30,
	2005	2004
G&A excluding items below	$12,638	$12,236
Stock appreciation rights	18,224	15,023
Other stock-based compensation	21,902	2,267

	$52,764	$29,526

G&A expense, excluding amounts attributable to stock appreciation rights (“SARs”) and other stock based compensation, increased $0.4 million, to $12.6 million for 2005 from $12.2 million for 2004. The increase primarily reflects higher employee headcount and related compensation costs offset by the absence of $2.4 million of merger related costs associated with the Nuevo acquisition that was included in 2004.

G&A expense related to SARs was $18.2 million in 2005 and $15.0 million 2004. Accounting for SARs requires that we record an expense or credit for vested or deemed vested SARs depending on whether, during the period, our stock price either rose or fell, respectively. Such expense in 2005 and 2004 reflects additional vesting of outstanding SARs as well as increases in our stock price in 2005 and 2004. Our stock price was $42.82 per share on September 30, 2005 versus $35.53 per share on June 30, 2005 and $23.86 per share on September 30, 2004 versus $18.35 per share on June 30, 2004. In 2005 and 2004 we made cash payments of $4.4 million and $0.7 million, respectively, for SARs that were exercised during the period.

G&A expense for 2005 and 2004 includes other stock based compensation costs of $21.9 million and $2.3 million, respectively, related to restricted stock and restricted stock unit grants. Other stock based compensation costs for 2005 includes approximately $19 million related to restricted stock units that vested based on the performance of our common stock.

G&A expense does not include amounts capitalized as part of our acquisition, exploration and development activities. We capitalized $6.4 million and $4.0 million of G&A expense in 2005 and 2004, respectively.

Depreciation, depletion and amortization, or DD&A.    DD&A expense decreased $2.2 million, to $40.6 million in 2005 from $42.8 million in 2004. Oil and gas DD&A decreased $2.8 million due to lower production partially offset by a higher per unit rate. Our oil and gas unit of production rate increased to $6.89 per BOE in 2005 compared to $5.93 per BOE in 2004. The increase primarily reflects the effect of our property acquisitions and dispositions.

Accretion expense.    Accretion expense was $1.9 million in 2005 and $3.0 million 2004. The decrease was attributable to asset retirement obligations related to various property sales.

Interest expense.    Interest expense increased $3.5 million, to $14.5 million for 2005 from $11.0 million for 2004 primarily due to higher outstanding debt as a result of property acquisitions. Interest expense does not include interest capitalized on oil and gas properties not subject to amortization. We capitalized $0.8 million and $2.1 million of interest in 2005 and 2004, respectively.

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

As a result of the increase in oil prices, we recognized a $141.6 million loss related to mark-to-market derivative contracts in the third quarter of 2005. Cash payments related to these contracts that settled in the third quarter of 2005 totaled $101.4 million. In the third quarter of 2004 we recognized a loss on mark-to-market derivative contracts of $124.7 million. Cash payments related to these contracts that settled in the third quarter of 2004 totaled $10.8 million.

Income tax expense.    During interim periods income tax expense is generally based on the estimated effective income tax rate that is expected for the entire year. Changes in the annual effective income tax rate are reflected on a cumulative basis for the year-to-date in the period in which the change in estimate occurs. At September 30, 2005 the Company estimated its 2005 annual effective tax rate would be a 38.3% benefit compared to the 36.8% benefit we estimated at June 30, 2005. The increase in the estimated annual effective tax rate primarily reflects the change in the relationship between the estimated 2005 financial statement pre-tax loss (which was higher at September 30 than at June 30 primarily due to higher estimated fair value losses on mark-to-market derivatives) and certain permanent differences between book income and taxable income (primarily enhanced oil recovery (EOR) credits and certain expenses that are not deductible because of IRS limitations). To reflect the increase in the estimated 2005 annual effective tax rate, the Company’s tax rate for the third quarter of 2005 was approximately 47%. At September 30, 2004 we estimated our 2004 effective annual tax rate to be approximately 36.5%.

Variances in our reported tax rate from the 35% federal statutory rate are caused by state income taxes, EOR credits and various other items. EOR credits are a credit against federal and state income taxes for certain costs related to extracting high-cost oil, utilizing certain prescribed “enhanced” (tertiary) recovery methods. During periods when PXP reports net income, the benefit from the EOR credits will generally reduce our effective tax rate below the statutory rates. During periods when PXP reports a net loss, the benefit from the EOR credits will generally increase our effective tax rate above the statutory rates. In the current period, PXP reported a net loss due to the mark-to-market derivative losses, and the EOR credits had the effect of increasing our tax benefit rate. The increase in the tax benefit rate attributable to the EOR credits was offset by the items discussed above, resulting in the estimated annual benefit rate of 38.3% for 2005.

The payment to eliminate our 2006 oil price swaps and collars is tax deductible. As a result of this tax deduction, as well as our existing NOL and EOR credit carryforwards, we do not expect to pay any significant federal or state income taxes in 2005. As a result of the recent increase in oil prices, in accordance with tax rules, the Company does not expect to earn EOR credits in 2006.

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004

Oil and gas revenues.    Oil and gas revenues increased $213.2 million, to $667.7 million for 2005 from $454.5 million for 2004. The increase is primarily due to increased production volumes attributable to the properties acquired in the Nuevo acquisition and higher realized prices.

Oil revenues, excluding the effects of hedging, increased $247.9 million, to $630.1 million for 2005 from $382.2 million for 2004, reflecting higher realized prices ($128.3 million) and higher production ($119.6 million). Our average realized price for oil increased $11.49 to $45.69 per Bbl for 2005 from $34.20 per Bbl for 2004. The increase is primarily attributable to an improvement in the NYMEX oil price, which averaged $55.45 per Bbl in 2005 versus $39.13 per Bbl in 2004. Oil production increased to 13.8 MMBbls in 2005 from 11.2 MMBbls in 2004. Production attributable to the properties acquired from Nuevo was 7.9 MMBbls in 2005 compared to 5.0 MMBbls in 2004.

Hedging had the effect of decreasing our oil revenues by $115.0 million, or $8.34 per Bbl in 2005 compared to $84.7 million or $7.58 per Bbl in 2004. The 2005 amount includes $82.1 million of deferred losses related to 2005 swaps that were terminated in 2004. These losses were deferred in OCI until the production that was originally hedged was produced and delivered during the first nine months of 2005.

Gas revenues, excluding the effects of hedging, decreased $5.7 million, to $153.6 million in 2005 from $159.2 million in 2004 due to decreased production volumes ($24.5 million) partially offset by higher realized prices ($18.8 million). Our average realized price for gas was $6.43 per Mcf for 2005 compared to $5.74 per Mcf for 2004. Gas production decreased from 27.7 Bcf in 2004 to 23.9 Bcf in 2005 primarily due to the sale of our properties in East Texas and Oklahoma in the second quarter of 2005 and shut-in production due to hurricanes Katrina and Rita.

Hedging had the effect of decreasing our gas revenues by $1.0 million, or $0.04 per MCF and decreased our 2004 gas revenues by $2.2 million and our average price by $0.08 per Mcf.

Lease operating expenses.    Lease operating expenses (including steam gas costs and electricity) increased $43.8 million, to $180.2 million for 2005 from $136.4 million for 2004, primarily due to the properties acquired from Nuevo which accounted for $98.1 million of our operating expenses in 2005 compared to $63.6 million in 2004. On a per unit basis, lease operating expenses increased to $10.13 per BOE in 2005 versus $8.64 per BOE in 2004. The per unit increase is primarily attributable to the steam gas costs attributable to the properties acquired from Nuevo. Steam gas costs averaged $2.87 per BOE in 2005 versus $1.43 per BOE in 2004.

Production and ad valorem taxes.    Production and ad valorem taxes increased $3.3 million, to $18.4 million for 2005 from $15.1 million for 2004 primarily due to the properties acquired from Nuevo ($6.9 million in 2005 versus $3.6 million in 2004) and increased oil and gas prices.

Gathering and transportation expenses.    Gathering and transportation expenses increased $2.8 million, to $8.4 million for 2005 from $5.6 million for 2004 primarily due to the properties acquired from Nuevo ($5.1 million in 2005 versus $2.0 million in 2004).

General and administrative expense.    Our G&A expense consists of (in thousands of dollars):

	Nine Months Ended September 30,
	2005	2004
G&A excluding items below	$35,876	$27,746
Stock appreciation rights	44,101	28,449
Other stock-based compensation	28,657	6,645

	$108,634	$62,840

G&A expense, excluding amounts attributable to SARs and other stock based compensation, increased $8.2 million, to $35.9 million for 2005 from $27.7 million for 2004, primarily reflecting increased costs resulting from the Nuevo acquisition and to a lesser extent Sarbanes-Oxley compliance costs. G&A expense for 2004 includes $3.5 million of merger related costs associated with the Nuevo acquisition.

G&A expense related to SARs was $44.1 million in 2005 compared to $28.4 million in 2004. Accounting for SARs requires that we record an expense or credit for vested or deemed vested SARs depending on whether, during the period, our stock price either rose or fell, respectively. Such expense in 2005 and 2004 reflects additional vesting of outstanding SARs as well as an increase in our stock price. Our stock price was $42.82 per share on September 30, 2005 versus $26.00 per share on December 31, 2004 and $23.86 per share on September 30, 2004 versus $15.39 per share on December 31, 2003. In 2005 and 2004 we made cash payments of $13.4 million and $10.6 million, respectively, for SARs that were exercised during the period.

G&A expense for 2005 and 2004 includes other stock based compensation costs of $28.7 million and $6.6 million, respectively, related to restricted stock and restricted stock unit grants. Other stock based compensation costs for 2005 includes approximately $19 million related to restricted stock units that vested based on the performance of our common stock.

G&A expense does not include amounts capitalized as part of our acquisition, exploration and development activities. We capitalized $17.2 million and $10.8 million of G&A expense in 2005 and 2004, respectively.

Depreciation, depletion and amortization, or DD&A.    DD&A expense increased $41.3 million, to $130.0 million in 2005 from $88.7 million in 2004. Approximately $39.4 million of the increase was attributable to our oil and gas DD&A due to a higher per unit rate and higher production. Our oil and gas unit of production rate increased to $7.06 per BOE in 2005 compared to $5.45 per BOE in 2004. The increase primarily reflects the effect of the Nuevo acquisition and our property acquisitions, offset by the impact of various property sales.

Interest expense.    Interest expense increased $13.5 million, to $40.0 million for 2005 from $26.5 million for 2004 primarily due to higher outstanding debt as a result of the Nuevo acquisition. Interest expense does not include interest capitalized on oil and gas properties not subject to amortization. We capitalized $2.1 million and $4.9 million of interest in 2005 and 2004, respectively.

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

As a result of the increase in oil prices, we recognized a $629.6 million loss related to mark-to-market derivative contracts in the first nine months of 2005. Cash payments related to these contracts that settled in the first nine months of 2005 totaled $189.3 million. In addition, we paid $145.4 million in connection with the elimination of our 2006 oil collars during this period. In the first nine months of 2004 we recognized a loss on mark-to-market derivative contracts of $125.8 million. Cash payments related to these contracts that settled in the first nine months of 2004 totaled $16.3 million.

Debt extinguishment costs.    In connection with the retirement of the debt assumed in the acquisition of Nuevo, in 2004 we recorded $19.7 million of debt extinguishment costs.

Income tax expense.    During interim periods income tax expense is generally based on the estimated effective income tax rate that is expected for the entire year. At September 30, 2005 we estimated our 2005 annual effective tax rate to be a 38.3% benefit. Included in this benefit is (1) a cumulative charge of $5.7 million to income tax expense to reflect an increase in the estimated California apportionment factor as a result of the sale of the Company’s properties in East Texas and Oklahoma and the purchase of California properties, and (2) the $10.4 million effect of permanent differences primarily reflecting expenses that are not deductible because of IRS limitations.

Variances in our reported tax rate from the 35% federal statutory rate are caused by state income taxes, EOR credits and permanent differences primarily reflecting expenses that are not deductible because of IRS limitations. EOR credits are a credit against federal and state income taxes for certain costs related to extracting high-cost oil, utilizing certain prescribed “enhanced” (tertiary) recovery methods. During periods when PXP reports net income, the benefit from the EOR credits will generally reduce our effective tax rate below the statutory rates. During periods when PXP reports a net loss, the benefit from the EOR credits will generally increase our effective tax rate above the statutory rates. In the current period, PXP reported a net loss due to the mark-to-market derivative losses, and the EOR credits had the effect of increasing our tax benefit rate. The increase in the tax benefit rate attributable to the EOR credits was offset by the items discussed above, resulting in the estimated annual benefit rate of 36.8% for 2005. Our estimated effective tax rate was approximately 36.5% in 2004.

The payment to eliminate our 2006 oil price swaps and collars is tax deductible. As a result of this tax deduction, as well as our existing NOL and EOR credit carryforwards, we do not expect to pay any significant federal or state income taxes in 2005. As a result of the recent increase in oil prices, in accordance with tax rules, the Company does not expect to earn EOR credits in 2006.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our revolving credit facility. At September 30, 2005 we had approximately $505 million of availability under our revolving credit facility. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our revolving credit facility to meet our short-term and long-term normal recurring operating needs, derivative obligations, debt service obligations, contingencies and anticipated capital expenditures.

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties. We use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of increases in oil or gas prices above the maximum fixed amount specified in the derivative agreement. The level of derivative activity depends on our view of market conditions, available derivative prices and our operating strategy. In addition, the majority of our capital expenditures are discretionary and could be curtailed if our cash flows declined from expected levels.

As discussed in “Company Overview – Hedge Restructuring”, we eliminated all of our 2006 oil price swaps and collars at a cost of approximately $292.7 million which we paid with the proceeds from the property sale discussed in “– Acquisitions and Dispositions”. The payment to eliminate our 2006 oil price swaps and collars is tax deductible. As a result of this tax deduction, as well as our existing net operating loss (NOL) and enhanced oil recovery credit (EOR) carryforwards we do not expect to pay any significant federal or state income taxes in 2005

At September 30, 2005 we had a working capital deficit of approximately $168 million. Approximately $119 million of the working capital deficit is attributable to the fair value of our commodity derivative instruments (net of related deferred income taxes). In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, the fair value of all derivative instruments is recorded on the balance sheet. Our hedge agreements provide for monthly settlement based on the difference between the fixed price in the contract and the actual NYMEX oil price. Cash received for the sale of physical production will be based on actual market prices and, if necessary, will be available to meet derivative settlement obligations. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date. The contract counterparties for our derivative commodity contracts are all major financial institutions. All seven of the financial institutions are participating lenders in our credit facility, with three such counterparties holding contracts that represent approximately 89% of the fair value of all of our open positions at September 30, 2005. In addition, approximately $42 million (net of related deferred income taxes) of the working capital deficit is attributable to the in-the-money value of stock appreciation rights that were deemed vested at September 30, 2005.

Financing Activities

Senior Revolving Credit Facility.    On May 16, 2005, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) which amended and restated our $500 million senior revolving credit facility. The Amended Credit Agreement increased the facility size to $750 million. The borrowing base will be redetermined on a semi-annual basis, with PXP and the lenders each having the right to one annual interim unscheduled redetermination, and may be adjusted based on PXP’s oil and gas properties, reserves, other indebtedness and other relevant factors. Our borrowing base was recently redetermined and is currently $1.2 billion. At this time we have not elected to seek an increase in the size of our credit facility. Additionally, the Amended Credit Agreement contains a $75 million sub-limit for letters of credit. The Amended Credit Agreement matures on May 16, 2010. Collateral consists of 100% of the shares of stock of our domestic subsidiaries and mortgages covering at least 80% of the total present value of our domestic oil and gas properties.

The Amended Credit Agreement also modifies certain covenants to provide additional flexibility regarding the issuance of debt, the disposition of non oil and gas properties and mergers of subsidiaries. The Amended Credit Agreement also resets as of June 30, 2005 the financial covenant test with respect to tangible net worth. The effective interest rate on our borrowings under the Amended Credit Agreement was 4.7% at September 30, 2005. At that date we were in compliance with the covenants contained in the Amended Credit Agreement and could have borrowed the full amount available under the Amended Credit Agreement.

7.125% Senior Notes.    On September 30, 2005 we had $250.0 million principal amount of ten year senior unsecured notes (the “7.125% Notes”) outstanding. The 7.125% Notes were issued at 99.478% and bear interest at 7.125% with a yield to maturity of 7.2%. During the period from June 15, 2009 to June 14, 2012, we may redeem all or part of the 7.125% Notes at our option, at rates varying from 103.563% to 101.188% of the principal amount and at 100% of the principal amount thereafter. In addition, before June 15, 2009, we may redeem all or part of the 7.125% Notes at the make-whole price set forth under the indenture. At any time prior to June 15, 2007, we may redeem up to 35% of the 7.125% Notes with the net cash proceeds of certain equity offerings at the redemption price set forth under the indenture. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the 7.125% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase.

The 7.125% Notes are our unsecured general obligations, are subordinated in right of payment to all of our existing and future senior indebtedness and are jointly and severally guaranteed on a full, unconditional basis by all of our existing and future domestic restricted subsidiaries.

8.75% Senior Subordinated Notes.    At September 30, 2005, we had $275.0 million principal amount of 8.75% Senior Subordinated Notes due 2012 (the “8.75% Notes”) outstanding. The 8.75% Notes are not redeemable until July 1, 2007. During the period from July 1, 2007 to June 30, 2010 they are redeemable, at our option, at rates varying from 104.375% to 101.458% of the principal amount and at 100% of the principal amount thereafter. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the 8.75% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase.

The 8.75% Notes are our unsecured general obligations, are subordinated in right of payment to all of our existing and future senior indebtedness and are jointly and severally guaranteed on a full, unconditional basis by all of our existing and future domestic restricted subsidiaries.

Short-term Credit Facility.    In May 2005 we amended our uncommitted short-term credit facility to extend its term and increase the facility size. We may make borrowings from time to time until May 27, 2006, not to exceed at any time the maximum principal amount of $25.0 million. No advance under the short-term facility may have a term exceeding fourteen days and all amounts outstanding are due and payable no later than May 27, 2006. Each advance under the short-term facility shall bear interest at a rate per annum mutually agreed on by the bank and the Company. No amounts were outstanding under the short-term credit facility at September 30, 2005.

Shelf Registration.    We have filed with the Securities and Exchange Commission a universal shelf registration statement, which became effective May 2, 2005, that allows us to issue up to $500 million of debt and/or equity securities. The prices and terms of the debt and/or equity securities will be determined at the time of the sale.

Cash Flows

Net cash provided by operating activities was $288.2 million in 2005 compared to $250.2 million in 2004. The 2005 amount includes the effect of the $147.3 million payment to eliminate all of our 2006 oil price swaps as discussed in “Company Overview – Hedge Restructuring.” Under SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, certain of our derivatives are deemed to contain a significant financing element and cash settlements with respect to such derivatives are required to be reflected as financing activities. Accordingly, in the first nine months of 2005 derivative cash settlements totaling $364.9 million, including the $145.4 million payment to eliminate all of our 2006 oil price collars, have been reclassified to financing activities.

Net cash used in investing activities was $53.8 million in 2005 compared to $76.1 million in 2004. Property sales proceeds of $343.1 million in 2005 were partially offset by outflows which included costs incurred in connection with our oil and gas acquisition, development and exploration activities of $261.6 million and costs associated with property acquisitions of $131.8 million. The 2004 outflows include costs incurred in connection with our oil and gas acquisition, development and exploration activities of $142.1 million and costs associated with the Nuevo acquisition of $14.2 million, reduced by property sales proceeds of $85.9 million.

Net cash used in financing activities in 2005 was $234.6 million, primarily reflecting $128.5 million in net borrowings under our credit facility and the payment of $364.9 million in financing derivative settlements. Net cash used in financing activities in 2004 was $173.7 million. During the period borrowings under our credit facility increased $52.0 million and we received $248.7 million in proceeds from the issuance of our 7.125% Senior Notes. These proceeds and funds generated by our operations were used to retire $405.0 million in debt assumed in the Nuevo acquisition and to pay $9.0 million in debt financing costs and $61.3 million in derivative settlements.

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

Stock Appreciation Rights and Restricted Stock Units

Accounting for SARs requires that we record an expense or credit for vested or deemed vested SARs depending on whether, during the period, our stock price either rose or fell, respectively. Our stock price was $42.82 per share on September 30, 2005 versus $26.00 per share on December 31, 2004 and we recognized $44.1 million of expense in the first nine months of 2005. We incur cash expenditures upon the exercise of SARs, but our common shares outstanding do not increase. At September 30, 2005 we had approximately 2.9 million SARs outstanding of which 1.8 million were vested. If all of the vested SARs were exercised, based on $42.82, the price of our common stock as of September 30, 2005, we would pay $59.3 million to holders of the SARs. In the first nine months of 2005 we made cash payments of $13.4 million for SARs that were exercised during that period.

Our stock compensation plans also allow grants of restricted stock and restricted stock units. Restricted stock is issued on the grant date but restricted as to transferability. Restricted stock unit awards represent the right to receive common stock when vesting occurs. Compensation expense with respect to grants of restricted stock and restricted stock units is recognized as it vests for accounting purposes. Pre-tax non-cash stock-based compensation expense with respect to restricted stock and restricted stock units totaled $28.7 million in the first nine months of 2005.

Industry Concentration

Financial instruments which potentially subject us to concentrations of credit risk consist principally of accounts receivable with respect to our oil and gas operations and derivative instruments related to our hedging activities. During the first nine months of 2005 and 2004 sales to Plains All American Pipeline, L.P. accounted for approximately 39% and 43%, respectively, of our total revenues and sales to ConocoPhillips accounted for approximately 44% and 31%, respectively, of our total revenues. During such periods no other purchaser accounted for more than 10% of our total revenues. The loss of any single significant customer or contract could have a material adverse short-term effect, however, we do not believe that the loss of any single significant customer or contract would materially affect our business in the long-term. We believe such purchasers could be replaced by other purchasers under contracts with similar terms and conditions. However, their role as the purchaser of a significant portion of our oil production does have the potential to impact our overall exposure to credit risk, either positively or negatively, in that they may be affected by changes in economic, industry or other conditions.

The contract counterparties for our derivative commodity contracts are all major financial institutions with Standard & Poor’s ratings of A or better. All seven of the financial institutions are participating lenders in our credit facility, with three such counterparties holding contracts that represent approximately 89% of the fair value of all of our open positions at September 30, 2005.

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

Recent Accounting Pronouncements

SFAS No.123R (revised 2004), “Share-Based Payment”.    In December 2004 the FASB issued SFAS No.123R (revised 2004), “Share-Based Payment” (SFAS 123R). that requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Public entities (other than those filing as small business issuers) were originally required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005 the SEC announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The Commission’s new rule allows registrants to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Accordingly, we will adopt SFAS 123R effective January 1, 2006. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123R will be applied to valuing stock-based awards and the impact the recognition of compensation expense related to such awards will have on our financial statements.

Property Dispositions Under Full Cost Accounting.    In February 2005, the SEC issued guidance concerning the specific circumstance of a property disposition by a company that follows the full cost accounting method that resulted in a less than 25% alteration of the proved oil and gas reserve quantities within a full cost center. In connection with that disposition, the SEC considered if goodwill should be allocated to the property disposed, and, if so, whether that allocated goodwill should remain as a component of the capitalized full cost center or be reflected in the statement of operations.

The SEC concluded that only the fair value allocated to the oil and gas properties in a business acquisition should be included in the costs accounted for under Rule 4-10(c) of Regulation S-X. Goodwill associated with acquisitions of oil and gas properties that constitute a business is recognized in accordance with FASB Statement No. 141, “Business Combinations” but accounted for outside of the full cost rules. Therefore, when dispositions of these properties occur, the goodwill previously recognized does not affect the associated adjustments contemplated under Rule 4-10(c)(6)(i). Rather, the accounting for the goodwill and any potential impairment should follow the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). Companies are required to consider whether a property disposition that results in a less than 25% alteration of the proved oil and gas reserve quantities within a given cost center is a trigger that requires goodwill be evaluated for impairment under SFAS 142. We determined that an evaluation of goodwill for impairment under SFAS 142 was not required as a result of the property dispositions in the second quarter of 2005. The SEC has not yet addressed whether any portion of goodwill should be allocated to a disposition of greater than 25%, but less than 100%, of the oil and gas reserves in a given cost center.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”.    In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the company. FIN 47 states that a company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. FIN 47 is intended to provide more information about long-lived assets and future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not believe that our financial position, results of operations or cash flows will be impacted by FIN 47.

SFAS No. 154, “Accounting Changes and Error Corrections”.    In June 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which changes the requirements for the accounting for and reporting of a change in accounting principle by requiring voluntary changes in accounting principles to be reported using retrospective application, unless impracticable to do so. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Application is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted. We do not believe that our financial position, results of operations or cash flows will be impacted by SFAS 154.

Buy/Sell Contracts.    Steam generators utilized in our thermal recovery operations in California are fueled by natural gas. In certain instances we have entered into buy/sell contracts that allow us to exchange gas we produce elsewhere for gas delivered to our thermal recovery operations. The buy/ sell transactions result in us making or receiving physical delivery of the gas and involve the attendant risks and rewards of ownership, including title transfer. We did not enter into buy/sell contracts in periods prior to our acquisition of Nuevo Energy Company in May 2004.

We account for buy/sell contracts in the same manner as any other monetary transaction for which title passes and the risk and reward of ownership are assumed by the counterparties. The sale of natural gas under such contracts is included in gas revenue and the cost to purchase natural gas under such contracts is included in production costs.

The SEC has questioned whether the industry’s accounting for buy/sell contracts should instead be shown net on the income statement and accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29). In February 2005 the SEC staff directed companies to disclose on the face of the income statement, if material, the amounts associated with buy/sell contracts and to discuss in a footnote to the financial statements the basis for the underlying accounting.

Our position in response to the SEC’s question is that our buy/sell contracts are monetary transactions that are outside the scope of APB 29 and that our accounting is also supported by the indicators of gross reporting of purchases and sales in paragraph 3 of Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

In September 2005 in Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” the EITF reached a consensus that two or more inventory transactions with the same counterparty should be viewed as a single nonmonetary transaction for the purposes of applying APB 29 if the transactions were entered into in contemplation of one another (as determined in accordance with Issue No. 04-13). At its September 28, 2005 meeting, the FASB ratified the consensus reached by the EITF.

Issue No. 04-13 will be applied to transactions completed in reporting periods beginning after March 15, 2006, whether pursuant to arrangements that were in place at the date of initial application of the consensus or arrangements executed subsequent to that date. Early application is permitted in periods for which financial statements have not been issued.

We are in the process of reviewing our buy/sell contracts to determine if transactions under such contracts should be presented net in accordance with Issue No. 04-13. Our financial position, results of operations or cash flows will not be impacted by the implementation of Issue No. 04-13. If we determine that certain transactions should be presented net in accordance with Issue No. 04-13, certain costs currently included as operating costs will be reclassified as a reduction of revenues.

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

The contract counterparties for our derivative commodity contracts are all major financial institutions with Standard & Poor’s ratings of A or better. All seven of the financial institutions are participating lenders in our revolving credit facility, with three counterparties holding contracts that represent approximately 89% of the fair value of all open positions as of September 30, 2005.

Our management intends to continue to maintain derivative arrangements for a portion of our production. These contracts may expose us to the risk of financial loss in certain circumstances. Our derivative arrangements provide us protection on the volumes if prices decline below the prices at which these derivatives are set, but ceiling prices in our derivatives may cause us to receive less revenues on the volumes than we would receive in the absence of derivatives.

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

Floors for 2006 and 2007 Oil Production

In the first half of 2005 we acquired NYMEX put options with a strike price of $45.00 per barrel on 50,000 barrels per day in 2006 and 20,000 barrels per day in 2007. In the third quarter of 2005 we entered into a series of transactions that resulted in us now holding NYMEX put options with a strike price of $55.00 per barrel on 50,000 barrels of oil per day in 2006 and 2007. These put options cost an average of $4.91 per barrel for 2006 and $5.57 per barrel for 2007, which will be paid when the options are settled. We have elected not to use hedge accounting for the puts, consequently, the puts are marked-to-market with fair value gains and losses recognized as a gain or loss on mark-to-market derivative contracts on the income statement.

Ceilings for 2006 Natural Gas Purchases

We purchase natural gas that is utilized in our steam flood operations. In October 2005 we acquired NYMEX call options with a strike price of $12.00 per MMBtu on 30,000 MMBtu of natural gas per day in 2006. These call options cost an average of $1.04 per MMBtu, which will be paid when the options are settled. We have elected not to use hedge accounting for the calls, consequently, the calls will be marked-to-market with fair value gains and losses recognized as a gain or loss on mark-to-market derivative contracts on the income statement.

Derivative Instruments Designated as Cash Flow Hedges.

We have the following open commodity derivative positions designated as cash flow hedges:

Period	Commodity	Instrument Type	Daily Volumes	Average Price	Index
Sales of Production
2005
4th Quarter	Natural gas	Swap	5,000 /MMBtu	$4.40	Waha
Purchases of Natural Gas
2005
4th Quarter	Natural gas	Swap	8,000 /MMBtu	$3.85	Socal

Location and quality differentials attributable to our properties are not included in the foregoing prices. Because of the quality and location of our oil and gas production, these adjustments will affect our net price.

Derivative Instruments Not Designated as Hedging Instruments.

We have the following open commodity derivative positions that were not designated as hedging instruments:

Period	Commodity	Instrument Type	Daily Volumes	Average Price	Index
Sales of Production
2005
4th Quarter	Crude oil	Collar	14,000 /Barrels	$26.00 Floor-$29.33 Ceiling	WTI
4th Quarter	Crude oil	Collar	22,000 /Barrels	$25.00 Floor-$34.76 Ceiling	WTI
2006
January - December	Crude oil	Put options	50,000 /Barrels	$55.00 Strike price	WTI
2007
January - December	Crude oil	Collar	22,000 /Barrels	$25.00 Floor-$34.76 Ceiling	WTI
January - December	Crude oil	Put options	50,000 /Barrels	$55.00 Strike price	WTI
2008
January - December	Crude oil	Collar	22,000 /Barrels	$25.00 Floor-$34.76 Ceiling	WTI
Purchases of Natural Gas
2006
January - December	Natural gas	Call options	30,000 /MMBtu	$12.00 Strike price	Socal

The average price for the put options and call options do not reflect the cost to purchase such options.

During the three and nine months ended September 30, 2005 we recognized pre-tax losses of $141.6 million and $629.6 million, respectively, from derivatives that do not qualify for hedge accounting. During the three and nine months ended September 30, 2005 we made cash payments of $101.4 million and $189.3 million, respectively, on derivatives that do not qualify for hedge accounting that settled during the period. In addition, in the second quarter we made a $145.4 million payment to eliminate our 2006 oil price collars.

Physical Purchase Contracts.

Although not a derivative, at September 30, 2005 we also had the following contracts for the purchase of natural gas utilized in our steam flood operations:

Period	Commodity	Instrument Type	Daily Volumes	Average Price	Index
Purchases of Natural Gas
2005
4th Quarter	Natural gas	Physical purchase	10,000 /MMBtu	$4.19	Socal

Changes in Fair Value

The fair value of outstanding crude oil and natural gas commodity derivative instruments and the change in fair value that would be expected from a 10% price increase are shown in the table below (in millions):

	September 30, 2005
	Fair Value	Effect of 10% Price Increase
Derivatives designated as cash flow hedges	$3.7	$0.4
Derivatives not designated as hedging instruments	(385.7)	(157.3)

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

We have NYMEX put options with a strike price of $55.00 per barrel on 50,000 barrels of oil per day in 2006 and 2007. These put options cost an average of $4.91 per barrel for 2006 and $5.57 per barrel for 2007 (a total of $191 million), which will be paid when the options are settled. Such amount is not included in the fair value of derivatives not designated as hedging instruments in the foregoing table.

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of September 30, 2005 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, our internal control over financial reporting can provide only reasonable assurance with respect to our financial reporting and financial statement preparation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 1 to September 30, 2005 (1)	5,467	$37.45	-	-

(1)	These shares were withheld upon the vesting of an employee restricted stock grant in order to pay required withholding taxes.

ITEM 6 – Exhibits

31.1	*	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Items 1, 3, 4 & 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY.

Date: November 3, 2005

	By:	/s/ Stephen A. Thorington
Stephen A. Thorington Executive Vice President and Chief Financial Officer (Principal Financial Officer)