Form 10-K
period 2005-12-31
PLAINS EXPLORATION & PRODUCTION CO
filed 2006-03-10
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐    No ☑

On January 31, 2006, there were 78.4 million shares of the registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $2.7 billion on June 30, 2005 (based on $35.53 per share, the last sale price of the Common Stock as reported on the New York Stock Exchange on such date).

DOCUMENTS INCORPORATED BY REFERENCE: The information required in Part III of the Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the registrant’s 2006 Annual Meeting of Stockholders.

PLAINS EXPLORATION & PRODUCTION COMPANY.

2005 ANNUAL REPORT ON FORM 10-K

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual Report on Form 10-K includes forward-looking information regarding Plains Exploration & Production Company that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “will”, “would”, “should”, “plans”, “likely”, “expects”, “anticipates”, “intends”, “believes”, “estimates”, “thinks”, “may”, and similar expressions, are forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, there are risks, uncertainties and other factors that could cause actual results to be materially different from those in the forward-looking statements. These factors include, among other things:

•	uncertainties inherent in the development and production of oil and gas and in estimating reserves;

•	unexpected future capital expenditures (including the amount and nature thereof);

•	impact of oil and gas price fluctuations, including the impact on our reserve volumes and values and our earnings as a result of our derivative positions;

•	the effects of our indebtedness, which could adversely restrict our ability to operate, could make us vulnerable to general adverse economic and industry conditions, could place us at a competitive disadvantage compared to our competitors that have less debt, and could have other adverse consequences;

•	the success of our derivative activities;

•	the success of our risk management activities;

•	unexpected difficulties in integrating our operations as a result of any significant acquisitions;

•	the effects of competition;

•	the availability (or lack thereof) of acquisition or combination opportunities;

•	the impact of current and future laws and governmental regulations;

•	environmental liabilities that are not covered by an effective indemnity or insurance; and

•	general economic, market, industry or business conditions.

All forward-looking statements in this report are made as of the date hereof, and you should not place undue reliance on these statements without also considering the risks and uncertainties associated with these statements and our business that are discussed in this report and our other filings with the SEC. Moreover, although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except for any obligation to disclose material information under the Federal securities laws, we do not intend to update these forward-looking statements and information. See Item 1A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Factors That May Affect Future Results” in this report for additional discussions of risks and uncertainties.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580 Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the SEC’s Public Reference Room. Our SEC filings are also available to the public at the SEC’s website at www.sec.gov. No information from the SEC’s website is incorporated by reference herein. Our website is www.plainsxp.com. You may also obtain copies of our annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from our website. These documents are posted to our website as soon as reasonably practicable after we have filed or furnished these documents with the SEC. We have placed on our website copies of our Corporate Governance Guidelines, charters of our Audit, Organization & Compensation and Nominating & Corporate Governance Committees, and our Policy Concerning Corporate Ethics and Conflicts of Interest. Stockholders may request a printed copy of these governance materials by writing to the Corporate Secretary, Plains Exploration & Production Company, 700 Milam, Suite 3100, Houston, TX 77002. No information from our website is incorporated by reference herein.

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

Differential.    An adjustment to the price of oil or gas from an established spot market price to reflect differences in the quality and/or location of oil or gas.

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

Reserve life.    A measure of the productive life of an oil and gas property or a group of properties, expressed in years. Reserve life is calculated by dividing proved reserve volumes at year-end by production volumes.

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

The terms “development well”, “exploratory well”, “proved developed reserves”, “proved reserves” and “proved undeveloped reserves” are defined by the SEC. References herein to “Plains Exploration”, “Plains”, “PXP”, the “Company”, “we”, “us” and “our” mean Plains Exploration & Production Company.

PART I

Items 1 and 2.    Business and Properties

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

Assets in our principal focus areas include mature properties with long-lived reserves and significant development and exploitation opportunities as well as newer properties with development, exploitation and exploration potential. We use derivative contracts to manage our exposure to commodity price risk.

Oil and Gas Reserves

As of December 31, 2005 we had estimated proved reserves of 401 MMBOE, of which 89% was comprised of oil and 67% was proved developed. We have a total proved reserve life of over 17 years and a proved developed reserve life of over 11 years. We believe our long-lived, low production decline reserve base combined with our active hedging strategy should provide us with relatively stable and recurring cash flow. As of December 31, 2005 and based on year-end 2005 spot market prices of $61.04 per Bbl of oil and $10.08 per MMBtu of gas, as adjusted for area and quality differentials, our reserves had a standardized measure of $3.1 billion.

The following table sets forth information with respect to our oil and gas properties as of and for the year ended December 31, 2005 (dollars in millions):

	California	Other	Total
Proved reserves
MMBOE	384.8	16.2	401.0
Percent oil	92%	21%	89%
Proved Developed Reserves—MMBOE	253.3	13.7	267.0
2005 Production—MMBOE	19.6	4.0	23.6
Standardized measure (1)			$3,082.2

(1)	Estimated future income taxes are calculated on a combined basis using the statutory income tax rate, accordingly, the standardized measure is presented in total only.

The following table sets forth certain information with respect to our reserves based upon reserve reports prepared by the independent petroleum consulting firms of Netherland, Sewell & Associates, Inc. in 2005 and 2004 and Netherland, Sewell & Associates, Inc. and Ryder Scott Company in 2003. The reserve volumes and values were determined under the method prescribed by the SEC, which requires the application of year-end prices for each year, held constant throughout the projected reserve life.

	As of December 31,
	2005	2004	2003
	(dollars in thousands)
Oil and Gas Reserves
Oil (MBbls)
Proved developed	234,638	233,707	124,822
Proved undeveloped	121,695	117,696	102,906

	356,333	351,403	227,728

Gas (MMcf)
Proved developed	193,904	305,009	235,070
Proved undeveloped	74,017	102,391	84,107

	267,921	407,400	319,177

MBOE	400,987	419,303	280,924

Standardized Measure (1)	$3,082,166	$2,236,719	$1,256,803

Average year-end realized prices (2)
Oil (per Bbl)	$51.40	$30.91	$28.22
Gas (per Mcf)	$6.99	$5.40	$5.53
Year-end spot market prices
Oil (per Bbl)	$61.04	$43.45	$32.52
Gas (per Mcf)	$10.08	$6.15	$5.97
Reserve life (years) (3)	17.3	16.3	19.6

(1)	Our year-end 2005 standardized measure includes future development costs related to proved undeveloped reserves of $198 million in 2006, $186 million in 2007 and $113 million in 2008.
(2)	Based on prices in effect at year-end with adjustments based on location and quality. The market price for California crude oil differs from the established market indices due primarily to the higher transportation and refining costs associated with heavy oil. At the end of 2004 the basis differentials for California crude oil had widened significantly and the difference between the year-end spot market price and our average year-end realized price for 2004 was significantly greater than in other periods.
(3)	A measure of the productive life of an oil and gas property or a group of properties, expressed in years. Reserve life is calculated by dividing proved reserve volumes at year-end by production volumes. Production volumes are based on annualized fourth quarter production and are adjusted, if necessary, to reflect property acquisitions and dispositions.

During the three-year period ended December 31, 2005 we participated in 55 exploratory wells, of which 36 were successful, and 522 development wells, 517 of which were successful. During this period, we incurred aggregate oil and gas acquisition, exploitation, development and exploration costs of $2.6 billion, approximately 93% of which was for acquisition, exploitation and development activities. During this period proved reserve additions totaled 298 MMBOE.

There are numerous uncertainties inherent in estimating quantities and values of proved reserves, and in projecting future rates of production and timing of development expenditures. Many of the factors that impact these estimates are beyond our control. Reservoir engineering is a subjective process of estimating the recovery from underground accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. Because all reserve estimates are to some degree speculative, the quantities of oil and gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures, and future oil and gas sales prices may all differ from those assumed in these estimates. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. Therefore, the standardized measure shown above represents estimates only and should not be construed as the current market value of the estimated oil and gas reserves attributable to our properties.

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

Since December 31, 2004 we have not filed any estimates of total net proved oil or gas reserves with any federal authority or agency other than the SEC.

Acquisitions

We intend to be opportunistic in pursuing selective acquisitions of oil or gas properties or exploration projects. We will consider opportunities located in our current core areas of operation as well as projects in other areas that meet our investment criteria.

2005 Property Acquisitions

In April 2005 we acquired certain California producing oil and gas properties, primarily located in the Los Angeles Basin of onshore California with some smaller properties located in adjacent Ventura County, from a private company for $117 million. In September 2005 we acquired an additional 16.7% interest in the Point Arguello Unit, Rocky Point development project and related facilities, offshore California, from subsidiaries of Chevron U.S.A. Inc. This acquisition increased our working interest in that operation to 69.3%.

Acquisition of Nuevo Energy Company

In May 2004 we acquired Nuevo Energy Company (“Nuevo”) in a stock-for-stock transaction. In the acquisition, each outstanding share of Nuevo common stock was converted into 1.765 shares of PXP common stock and Nuevo became our wholly owned subsidiary. At the closing of this transaction we issued 36.5 million additional PXP common shares and assumed $254 million in net debt and $115 million of $2.875 Term Convertible Securities, Series A, or TECONS. Prior to the acquisition, Nuevo was engaged in the upstream activities of acquiring, exploiting, developing and producing oil and gas primarily onshore and offshore California and in west Texas. We accounted for the transaction as a purchase under purchase accounting rules effective May 14, 2004.

Acquisition of 3TEC Energy Corporation

In June 2003, we acquired 3TEC Energy Corporation (“3TEC”) for approximately $312.9 million in cash and common stock plus $90.0 million to retire 3TEC’s outstanding debt. Prior to the acquisition,

3TEC was engaged in the upstream activities of acquiring, exploiting, developing and producing oil and gas in east Texas and the Gulf Coast region, both onshore and in the shallow waters of the Gulf of Mexico. We accounted for the transaction as a purchase under purchase accounting rules effective June 1, 2003.

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

By implementing our exploitation, development and exploration plan, we seek to increase cash flows and enhance the value of our asset base. In doing so, we add to and enhance our proved reserves. During the three-year period ended December 31, 2005 our additions to proved reserves, excluding reserves added as a result of acquisition activities, totaled 44 MMBOE. During this period we incurred aggregate oil and gas exploitation, development and exploration costs of $738.5 million.

The Company has a $430 million capital budget for 2006. Approximately 55% to 60% of the capital budget is allocated to the development of existing proved reserves. Spending on exploitation projects is expected to be about 20%, with exploration spending, primarily in the deep water Gulf of Mexico middle and lower Miocene trend, accounting for the remainder of the capital budget. The capital budget includes estimated capitalized general and administrative and interest expense of approximately $30 million.

Approximately 50% to 55% of the budget is expected to be spent on California onshore projects and 5% to 10% is expected to be spent offshore California. Approximately 20% to 25% is expected to be spent in the Gulf Coast Basin onshore and offshore Louisiana and includes expected participation in new prospect areas in the Gulf of Mexico. The remainder of the budget is expected to be spent in the Permian Basin in west Texas.

Description of Properties

Los Angeles and San Joaquin Basins in California

LA Basin

We essentially hold a 100% working interest in most of our LA Basin properties, including interests in the Montebello, Inglewood, Inglewood satellite, Las Cienegas, Sansinena and other smaller LA

Basin fields, and operate 834 producing and 250 waterflood injection wells in the fields. The LA Basin properties are characterized by lighter crude (23 to 29 degree API), wells from 2,000 feet to over 10,000 feet at our Deep Inglewood project and include both primary production and waterfloods.

In April 2005 we purchased certain LA Basin assets that were producing approximately 2.0 MBOE per day at acquisition. The properties included 25 proved undeveloped drilling locations and 75 wells targeted for workover, 31 of which were initiated in 2005.

In 2005 we spent $112 million on capital projects in the LA Basin. The Inglewood field accounted for $101 million or 90% of the capital associated with LA Basin projects. Our net average daily production from our LA Basin properties in the fourth quarter of 2005 was 15.5 MBOE per day.

During the first three quarters of 2005 we completed 37 wells at Inglewood in the Shallow Vickers/Rindge waterflood interval and in the deeper Sentous and Moynier intervals. In the fourth quarter of 2005, we initiated an aggressive development program and completed 14 wells with an additional 10 wells in progress at year end. An additional 73 wells are budgeted in 2006. This program is an acceleration of our historical shallow development program as well as the initiation of a deeper waterflood program. In 2006 we will also begin development drilling on some of the properties that were purchased in early 2005.

San Joaquin Basin

We hold interests in the Cymric, Midway Sunset, South Belridge, Buena Vista Hills and various other fields in the San Joaquin Basin. Our San Joaquin properties are generally characterized by heavier oil (12 to 16 degree API), and shallow wells (generally less than 2,000 feet) that require cyclic or continuous thermal stimulation. These properties also produce lesser amounts of lighter oil and natural gas under primary recovery.

In 2005, we spent $80 million on capital projects in the San Joaquin Basin and drilled 171 wells. In the South Belridge field we spent $17 million and drilled 29 wells, in the Cymric field we spent $30 million and drilled 72 wells, in the Midway Sunset field we spent $21 million and drilled 61 wells and in the other fields we spent $12 million and drilled 9 wells. Our net average daily production from our San Joaquin Basin properties in the fourth quarter of 2005 was 26.3 MBOE per day.

San Joaquin drilling in 2006 will encompass both development of existing tertiary recovery steamfloods as well as expansion and initial development of new primary recovery and steamflood projects. The development will largely be focused in the Midway Sunset, Cymric and Mount Poso fields.

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

In 2004 we began planning and feasibility engineering for the installation of a reverse osmosis water treatment plant and water out-take facilities needed to remove water from the producing reservoir and increase operating efficiency. During 2005, an initial environmental study was completed, preliminary engineering for various water out-take options was completed, and Phase I of a Pilot Plant study was successfully completed. Phase II of the Pilot Plant study will be conducted in 2006 along with submittal of permit applications to the various regulatory agencies.

During 2006 we will continue with an active program of side-track drilling existing wells, converting existing wells to steam injection, and recompleting wells to open additional pay intervals. Accelerated drilling of new wells is anticipated in 2006. In the fourth quarter of 2005 our net production from the field averaged 1.6 MBOE per day.

Santa Maria Basin Offshore California

Point Arguello Unit/P-0451 E/2.    We are the operator and hold 69.3% working interests in the Point Arguello Unit and the various partnerships owning the related transportation, processing and marketing infrastructure. We are also the operator of federal offshore lease P-0451 and have agreements in place between the P-0451 owners and the Point Arguello Unit owners that will allow us to participate with at least a 69.3% working interest in the development of the east half of the P-0451 lease.

The companies from which we purchased our interests in the Point Arguello Unit retained responsibility for the majority of the abandonment costs, including: (1) removing, dismantling and disposing of the existing offshore platforms; (2) removing and disposing of all existing pipelines; and (3) removing, dismantling, disposing and remediating all existing onshore facilities. We are responsible for our 69.3% share of other abandonment costs which primarily consist of well-bore abandonment’s and conductor removals.

In October 2004, we successfully completed the initial development well, the C-12, into the P-0451 E/2 field also known as the Rocky Point structure. The well had an initial production rate of in excess of 4.3 MBOE per day (gross). Subsequent to the initial well two additional wells, the C-13 and C-14, were drilled, neither of which achieved expected results. We successfully re-drilled the C-14 well and completed it at an initial rate of 2.8 MBOE per day (gross) in November 2005. Following the success of this redrill we solicited and received approval from our partners to re-drill the C-13 to better geological objectives as revealed by the C-12 and confirmed by the C-14 redrill. The C-13 was completed in February 2006 at an initial rate of 2.2 MBOE per day (gross). Based on the results of these two side-track near horizontal wells, a new well, the C-15, will be drilled with operations currently underway. Further Rocky Point drilling beyond the C-15 well is not presently anticipated; however, opportunities for additional drilling in the main Point Arguello Field are under review.

In 2005, we spent $32 million on Point Arguello Unit/P-0451 E/2 capital projects and our net average daily oil production in the fourth quarter of 2005 was 5.8 MBOE per day.

Point Pedernales.     We hold a 100% working interest in the offshore Pt. Pedernales field which includes one platform and support facilities which lie within the onshore Lompoc field. The offshore Pt. Pedernales field utilizes one platform to exploit the Federal OCS Monterey Reservoir utilizing extended reach directional wells. In 2005 we spent $16 million on capital projects in this field. Our combined net average daily production from our Pt. Pedernales field and Lompoc field in the fourth quarter of 2005 was 6.6 MBOE per day.

Our 2006 drilling program includes four infill development wells in the Point Pedernales field. Efforts are also underway to obtain the necessary permits and leasehold rights to allow us to exploit the offsetting Tranquillon Ridge Monterey structure, utilizing directional wells drilled from the existing platform to a reservoir within the three-mile state water jurisdictional limit. We currently have one extended reach directional well drilled into and producing from the portion of the Tranquillon structure that extends beyond the three-mile limit into federal waters.

Gulf Coast Basin—Onshore and Offshore Louisiana

In 2005, we spent $122 million on exploration and development projects in the Gulf Coast Basin. We participated in a total of 13 wells, four of which were successful and three of which were in progress at year end. In the Breton Sound Extension area, which is located east-southeast of New Orleans, we spent $15 million and drilled three exploratory wells, two of which were successful. Our net average production for this area was 4.3 MBOE per day in the fourth quarter of 2005.

In 2006 our Gulf Coast Basin projects will be primarily gas-focused. In the Breton Sound area we expect to drill four to six exploitation wells, including wells delayed from 2005 due to hurricanes Katrina and Rita. In the deep water Gulf of Mexico we expect to participate in four to eight wells.

In January 2006 Chevron Corporation announced a deepwater oil discovery at the Big Foot prospect in Walker Ridge Block 29, approximately 225 miles south of New Orleans. The Big Foot #2 discovery well is located in approximately 5,000 feet of water and was drilled to a total depth of 25,127 feet. Further appraisal drilling will be required to determine the commercial potential of the discovery. We own a 12.5% working interest in the Big Foot prospect.

Permian Basin in West Texas

We are the operator with working interests ranging from 81% to 100% in the Pakenham field in west Texas which currently has 164 producing gas wells. The field is located in Terrell County, Texas within the overall Permian Basin complex of West Texas on the southern margin of the Val Verde Basin. In 2005 we spent $10 million on capital projects that included both drilling and recompletion opportunities. Production from the field averaged 2.8 MBOE per day in the fourth quarter of 2005. In 2006 we will continue low risk development drilling and recompletions.

Texas Exploration

In 2006 we will participate in some higher risk prospects in Texas, targeting significant gas potential. We anticipate 7 to 15 wells will be drilled on a series of prospects that were acquired in 2005.

Wyoming

We anticipate securing the required permits to allow drilling in 2007, dependent on permit timing and seasonal considerations, on a gas prospect in Wyoming’s Green River Basin that was acquired during 2005.

Property Divestments

We periodically evaluate and from time to time have elected to sell certain of our mature producing properties that we consider to be nonstrategic. Such sales enable us to focus on our core properties, maintain financial flexibility and redeploy the proceeds therefrom to activities that we believe potentially have a higher financial return.

In May 2005 we closed the sale to XTO Energy, Inc. of interests in producing properties located in East Texas and Oklahoma for net proceeds of approximately $341 million. The proceeds were primarily used to fund the transactions to eliminate all of our 2006 oil price swaps and collars as discussed in “Management’s Discussion and Analysis of Financial Position and Results of Operations—Derivative Instruments and Hedging”.

In December 2004, we completed the sale of certain properties located offshore California and onshore South Texas, New Mexico, and South Louisiana. These unrelated transactions included the divestment of 11 platforms in federal and state waters off the coast of California and three related onshore facilities and essentially all our remaining assets in South Texas and New Mexico. These divestments were conducted via negotiated and auction transactions. In aggregate, we received net proceeds of approximately $152 million from these transactions. We retained certain abandonment obligations in connection with the offshore California properties.

During 2004 and 2003 we sold our interests in certain non-core producing properties for aggregate net proceeds of $28 million and $23 million, respectively.

Acquisition, Exploration, Exploitation and Development Expenditures

The following table summarizes the costs incurred during the last three years for our exploitation and development, exploration and acquisition activities.

	Year Ended December 31,
	2005	2004	2003
	(In thousands of dollars)
Property acquisitions costs:
Unproved properties	$16,682	$144,894	$80,141
Proved properties	134,696	1,210,758	295,553
Exploration costs	129,066	57,530	8,947
Exploitation and development costs	300,439	141,198	101,334

	$580,883	$1,554,380	$485,975

Exploitation and development costs include expenditures of $114 million in 2005, $31 million in 2004 and $30 million in 2003 related to the development of proved undeveloped reserves included in our proved oil and gas reserves at the beginning of each year. Exploitation and development costs include capital costs required to maintain our proved developed producing reserves. Amounts presented do not include the cumulative effect adjustment for the January 1, 2003 adoption of SFAS 143 of $15.9 million.

Production and Sales

The following table presents information with respect to oil and gas production attributable to our properties, the revenues we derived from the sale of this production, average sales prices we realized and our average production expenses during the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,
	2005	2004	2003
Sales Volumes
Oil and liquids (MBbls)	18,671	16,441	9,267
Gas (MMcf)	29,359	38,590	18,195
MBOE	23,564	22,872	12,300
Daily Average Sales Volumes
Oil and liquids (Bbls/d)	51,154	44,920	25,389
Gas (Mcfpd)	80,435	105,436	49,849
BOEPD	64,560	62,493	33,697
Unit Economics (in dollars)
Average NYMEX Prices
Oil	$56.61	$41.43	$30.99
Gas	8.62	6.14	5.39
Average Realized Sales Price Before Derivative Transactions
Oil (per Bbl)	$46.76	$36.12	$26.92
Gas (per Mcf)	7.15	5.90	5.01
Per BOE	45.96	35.92	27.69
Costs and Expenses per BOE
Production costs
Lease operating expenses	$5.97	$5.36	$5.44
Steam gas costs	3.32	1.77	0.23
Electricity	1.35	1.32	1.82
Production and ad valorem taxes	1.03	0.98	0.82
Gathering and transportation	0.43	0.33	0.21
DD&A per BOE (oil and gas properties)	7.39	5.93	3.86

The following table reflects cash receipts (payments) made with respect to derivative contracts that settled during the periods presented (in thousands of dollars):

	Year Ended December 31,
	2005	2004	2003
Contracts accounted for using hedge accounting
Oil revenues	$(53,044)	$(207,414)	$(50,875)
Gas revenues	(6,255)	(17,504)	240
Steam gas costs	10,293	3,649	—
Mark-to-market contracts	(279,982)	(32,187)	—

Product Markets and Major Customers

Our revenues are highly dependent upon the prices of, and demand for, oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas production are subject to wide fluctuations and depend on numerous factors beyond our control, including location and quality differentials, seasonality, economic conditions, foreign imports, political conditions in other oil-producing and gas-producing countries, the actions of OPEC, and domestic government regulation, legislation and policies. Decreases in oil and gas prices have had, and could have in the future, an adverse effect on the carrying value and volumes of our proved reserves and our revenues, profitability and cash flow.

We use various derivative instruments to manage our exposure to commodity price risks. The derivatives provide us protection on the volumes if prices decline below the prices at which the derivatives are set. However, ceiling prices in our derivatives may cause us to receive less revenue on the volumes than we would receive in the absence of the derivatives.

A substantial portion of our oil and gas reserves are located in California and approximately 59% of our production is attributable to heavy crude (generally 21 degree API gravity crude oil or lower). The market price for California crude oil differs from the established market indices in the U.S., due principally to the higher transportation and refining costs associated with heavy oil.

Our heavy crude is primarily sold to ConocoPhillips under a 15-year contract which expires on December 31, 2014. This contract provides for pricing based on a percentage of the NYMEX crude oil price for each type of crude oil that we produce and deliver to ConocoPhillips in California. This percentage may be renegotiated every two years, with the current percentage rates eligible for renegotiation effective at the end of 2007. We are currently receiving approximately 83% of the NYMEX index price for crude oil sold under the ConocoPhillips contract, representing approximately 54% of our total crude oil production.

Approximately 35% of our crude oil production is sold through Plains All American Pipeline, L.P. (“PAA”) with 50% sold under contracts that provide for NYMEX less a fixed price differential (currently averaging NYMEX less $3.48) and the remainder sold under contracts that provide for monthly field posted prices. These contracts expire at various times in 2006 through 2008. The marketing agreement with PAA provides that PAA will purchase for resale at market prices certain of our oil production for which PAA charges a marketing fee of either $0.20 or $0.15 per barrel based upon the contract the barrels are resold under.

Prices received for our gas are subject to seasonal variations and other fluctuations. Approximately 85% of our gas production is sold monthly based on industry recognized, published index pricing. The remainder is priced daily on the spot market. Fluctuations between the two pricing mechanisms can significantly impact the overall differential to the Henry Hub.

During 2005, 2004 and 2003 sales to PAA accounted for 38%, 33% and 70%, respectively, of our total revenues and during 2005 and 2004 sales to ConocoPhillips accounted for 44% and 33%, respectively, of our total revenues. During such periods no other purchaser accounted for more than 10% of our total revenues. The loss of any single significant customer or contract could have a material adverse short-term effect, however, we do not believe that the loss of any single significant customer or contract would materially affect our business in the long-term. We believe such purchasers could be replaced by other purchasers under contracts with similar terms and conditions. However, their role as the purchaser of a significant portion of our oil production does have the potential to impact our overall exposure to credit risk, either positively or negatively, in that they may be affected by changes in economic, industry or other conditions.

Substantially all of our oil and gas production is transported by pipelines and trucks owned by third parties. The inability or unwillingness of these parties to provide transportation services to us for a reasonable fee could result in our having to find transportation alternatives, increased transportation costs or involuntary decreases in a significant portion of our oil and gas production.

Productive Wells and Acreage

As of December 31, 2005 we had working interests in 3,160 gross (3,068 net) active producing oil wells and 354 gross (273 net) active producing gas wells. The following table sets forth information with respect to our developed and undeveloped acreage as of December 31, 2005:

	Developed Acres		Undeveloped Acres (1)
	Gross	Net	Gross	Net
California
Onshore	127,250	86,039	103,498	71,894
Offshore	41,588	34,328	125,330	21,503
Kansas	—	—	40,191	31,471
Louisiana
Onshore	10,541	4,826	38,073	35,216
Offshore	9,213	4,870	111,440	15,494
Oklahoma	3,429	197	—	—
Texas	17,938	16,562	15,453	11,031
Wyoming	—	—	38,175	29,268

Total	209,959	146,822	472,160	215,877

(1)	Less than 10% of total net undeveloped acres are covered by leases that expire from 2006 through 2008.

Drilling Activities

Information with regard to our drilling activities during the years ended December 31, 2005, 2004 and 2003 is set forth below:

	Year Ended December 31,
	2005		2004		2003
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Oil	5.0	5.0	13.0	13.0	—	—
Gas	6.0	2.7	5.0	2.0	7.0	2.2
Dry	6.0	3.1	10.0	5.3	3.0	1.0

	17.0	10.8	28.0	20.3	10.0	3.2

Development Wells
Oil	217.0	216.4	65.0	64.2	121.0	121.0
Gas	30.0	12.0	52.0	22.4	32.0	14.0
Dry	3.0	3.0	1.0	1.0	1.0	0.4

	250.0	231.4	118.0	87.6	154.0	135.4

	267.0	242.2	146.0	107.9	164.0	138.6

At December 31, 2005 there were 25 development wells (24.7 net) and 4 exploratory well (1.8 net) in progress.

Real Estate

We are in the process of pursuing surface development of portions of the following tracts of real property, portions of which are used in our oil and gas operations:

Property	Location	Approximate Acreage (Net to Our Interest)
Montebello	Los Angeles County, California	497
Arroyo Grande	San Luis Obispo County, California	1,080
Lompoc	Santa Barbara County, California	3,727

In January 2006 we entered into real estate consulting agreements with Cook Hill Properties, LLC. Under the terms of the agreements Cook Hill Properties will be responsible for creating a development plan and obtaining all necessary permits for real estate development in an environmentally responsible manner on the surface estates of our holdings at our Montebello property in Los Angeles County, our Lompoc property in Santa Barbara County and our Arroyo Grande property in San Luis Obispo County. Cook Hill Properties is a 15% participant in the venture and can earn an additional incentive on each property.

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

Competition

Our competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of our larger competitors possess and employ financial and personnel resources substantially greater than ours. These competitors are able to pay more for productive oil and gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for prospects and resources in the oil and gas industry.

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

Environmental.    Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to safety, health and environmental protection, including the generation, storage, handling, emission and transportation of materials and the discharge of materials into the environment. Other statutes that provide protection to animal and plant species and which may apply to our operations include, but are not necessarily limited to, the Marine Mammal Protection Act, the Marine Protection, the Research and Sanctuaries Act, the Endangered Species Act, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities, limit or prohibit construction, drilling and other activities on certain lands lying within wilderness or wetlands and other protected areas; and impose substantial liabilities for pollution resulting from our operations.

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

Permits.    Our operations are subject to various federal, state and local regulations that include requiring permits for the drilling of wells, maintaining bonding and insurance requirements to drill, operate, plug and abandon, and restore the surface associated with our wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandonment of wells, the disposal of fluids and solids used in connection with our operations and air emissions associated with our operations. Also, we have permits from the city and county of Los Angeles, California, the city of Culver City, California, the City of La Habra Heights, California, the City of Commerce, California, the county of Kern, California, the county of Ventura, California, the city of Montebello, California, the city of Beverly Hills, California and the county of Santa Barbara, California to operate crude oil, natural gas and related pipelines and equipment that run within the boundaries of these governmental entities. The permits required for various aspects of our operations are subject to revocation, modification and renewal by issuing authorities.

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

We estimate our 2006 cash expenditures related to plugging, abandonment and remediation will be approximately $5 million. Due to the long life of our onshore California reserve base we do not expect our cash outlays for such expenditures for these properties will increase significantly in the next several years. Although our offshore California properties have a shorter reserve life, third parties have retained the majority of the obligations for abandoning these properties.

In connection with the sale of certain properties offshore California in December 2004 we retained the responsibility for certain abandonment costs, including removing, dismantling and disposing of the existing offshore platforms. The present value of such abandonment costs, $38 million ($78 million undiscounted), are included in our asset retirement obligation as reflected on our consolidated balance sheet. In addition, we agreed to guarantee the performance of the purchaser with respect to the remaining abandonment obligations related to the properties (approximately $44 million). The fair value of our obligation, $0.5 million, is included in Other Long-Term Liabilities in the Consolidated Balance Sheet.

Employees

As of January 31, 2006 we had 640 full-time employees, 322 of whom were field personnel involved in oil and gas producing activities. We believe our relationship with our employees is good. None of our employees is represented by a labor union.

Item 1A.    Risk Factors.

You should carefully consider the following risk factors in addition to the other information included in this report. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock or debt securities.

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

Our success is largely dependent on oil and gas prices, which are extremely volatile. Any substantial or extended decline in the price of oil and gas below current levels will have a negative impact on our business operations and future revenues. Moreover, oil and gas prices depend on factors we cannot control, such as:

•	supply and demand for oil and gas and expectations regarding supply and demand;

•	weather;

•	actions by the Organization of Petroleum Exporting Countries, or OPEC;

•	political conditions in other oil-producing and gas-producing countries including the possibility of insurgency or war in such areas;

•	the prices of foreign exports and the availability of alternate fuel sources;

•	general economic conditions in the United States and worldwide; and

•	governmental regulations.

With respect to our business, prices of oil and gas will affect:

•	our revenues, cash flows, profitability and earnings;

•	our ability to attract capital to finance our operations and the cost of such capital;

•	the amount that we are allowed to borrow; and

•	the value of our oil and gas properties and our oil and gas reserve volumes.

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

We intend to continue to enter into derivative contracts for a portion of our crude oil production, which may result in our making cash payments or prevent us from receiving the full benefit of increases in prices for oil and which may cause volatility in our reported earnings.

We use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of increases in oil prices above the maximum fixed amount specified in the derivative agreement. The level of derivative activity depends on our view of market conditions, available derivative prices and our operating strategy.

For 2006, our crude oil derivative position consists exclusively of purchased put option contracts with a strike price of $55.00 on 50,000 barrels per day. The only cash settlements we are required to make on these contracts are option premiums, which are expected to total approximately $7.5 million per month. In return, to the extent the daily average NYMEX price for West Texas Intermediate crude oil is less than $55.00, we will receive the difference between $55.00 and the daily average NYMEX price for West Texas Intermediate crude oil.

Our crude oil derivative position also includes purchased put option contracts with a strike price of $55.00 on 50,000 barrels per day in 2007 and crude oil price collars on 22,000 barrels per day with a floor of $25.00 and an average ceiling of $34.76 in 2007 and 2008. In a typical collar transaction, we have the right to receive from the counterparty the excess of the floor price specified in the derivative agreement over a floating price based on a market index, multiplied by the specified quantity. If the floating price exceeds the floor price and is less than the ceiling price, no payment is required by either party. If the floating price exceeds the ceiling price, we must pay the counterparty this difference multiplied by the specified quantity. If we have less production than we have specified under the collars when the floating price exceeds the fixed price, we must make payments against which there are no offsetting sales of production. If these payments become too large, the remainder of our business may be adversely affected. In addition, our derivative agreements expose us to risk of financial loss if the counterparty defaults on its contract obligations.

See Item 7A. Qualitative and Quantitative Disclosures About Market Risks for a summary of our current derivative positions. Since all of such derivative contracts are accounted for under mark-to-market accounting we expect continued volatility in our reported earnings due to gains and losses on these contracts as changes occur in the NYMEX price indexes.

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

We have entered into oil marketing arrangements with PAA and with ConocoPhillips under which PAA or ConocoPhillips purchase the majority of our net oil production in California. We generally do not require letters of credit or other collateral from PAA or from ConocoPhillips to support these trade receivables. Accordingly, a material adverse change in PAA’s or ConocoPhillips’s financial condition could adversely impact our ability to collect the applicable receivables, and thereby affect our financial condition.

Operating hazards, natural disasters or other interruptions of our operations could result in potential liabilities, which may not be fully covered by our insurance.

The oil and gas business involves certain operating hazards such as:

•	well blowouts;

•	cratering;

•	explosions;

•	uncontrollable flows of oil, gas or well fluids;

•	fires;

•	pollution; and

•	releases of toxic gas.

In addition, our operations in California are susceptible to damage from natural disasters such as earthquakes, mudslides and fires and our Gulf of Mexico operations are susceptible to hurricanes. Any of these operating hazards could cause serious injuries, fatalities, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages, or property damage, which could expose us to liabilities. The payment of any of these liabilities could reduce, or even eliminate, the funds available for exploration, development, and acquisition, or could result in a loss of our properties.

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

Our net income could be negatively affected by stock based compensation charges.

Stock appreciation rights (SARs) are subject to variable accounting treatment under generally accepted accounting principles. We will adopt Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) effective January 1, 2006. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. Under SFAS 123R our SARs will be remeasured to fair value each reporting period with changes in fair value reported in earnings. As a result, we expect volatility in our earnings as our stock price changes.

Prior to the adoption of SFAS 123R, we accounted for stock based compensation utilizing the intrinsic value method pursuant to APB 25. Accordingly, we have historically recognized compensation expense for our SARs based on changes in intrinsic value. The final expense recognized at settlement under either accounting method will equal the cash payment to settle the SAR. The adoption of SFAS 123R may cause additional volatility in reported earnings.

We recognized $39.9 million, $35.5 million and $18.0 million of SAR expense for the years ended December 31, 2005, 2004 and 2003, respectively.

In addition, we expect that certain of our restricted stock awards will become subject to variable accounting in 2006. Any awards that become subject to variable accounting will be accounted for in a similar manner to our existing SARs and will create additional volatility in our reported earnings.

We will adopt SFAS 123R effective January 1, 2006. We are completing our assessment of SFAS 123R and the effect it will have on our financial statements.

Our results of operations could be adversely affected as a result of goodwill impairments.

In a purchase transaction, goodwill represents the excess of the purchase price plus the liabilities assumed, including deferred income taxes recorded in connection with the transaction, over the fair value of the net assets acquired. At December 31, 2005 goodwill totaled $173.9 million and represented 6% of our total assets.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 3.    Legal Proceedings

On November 15, 2005, the United States Court of Federal Claims issued a ruling granting the plaintiffs’ motion for summary judgment as to liability and partial summary judgment as to damages in the breach of contract lawsuit Amber Resources Company et al. v. United States, Case No. 02-30c. The Court’s ruling also denied the United States’ motion to dismiss and motion for summary judgment. The United States Court of Federal Claims ruled that the federal government’s imposition of new and onerous requirements that stood as a significant obstacle to oil and gas development breached agreements that it made when it sold 36 federal leases offshore California. The Court further ruled that the Government must give back to the current lessees the more than $1.1 billion in lease bonuses it had received at the time of sale. The final ruling in the case will not be made until the Court addresses the plaintiffs’ additional claims regarding the hundreds of millions of dollars that have been spent in the successful efforts to find oil and gas in the disputed lease area, and other matters. The final ruling, including the rulings made on November 15, 2005 will be subject to appeal, and no payments will be made until all appeals have either been waived or exhausted. We are among the current lessees of the 36 leases. Our share of the $1.1 billion award is in excess of $80 million.

We are a defendant in various other lawsuits arising in the ordinary course of our business. While the outcome of these lawsuits cannot be predicted with certainty and could have a material adverse effect on our financial position, we do not believe that the outcome of these legal proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.    Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common stock

Our common stock is listed on the New York Stock Exchange under the symbol “PXP”. The following table sets forth the range of high and low closing sales prices for our common stock as reported on the New York Stock Exchange Composite Tape for the periods indicated below:

	High	Low
2005
1st Quarter	$38.30	$24.25
2nd Quarter	36.66	28.97
3rd Quarter	43.88	34.95
4th Quarter	45.68	35.93
2004
1st Quarter	$18.64	$14.87
2nd Quarter	20.53	17.19
3rd Quarter	23.86	18.58
4th Quarter	28.03	23.81

At December 31, 2005 we had approximately 1,502 shareholders of record.

Dividend Policy

We have not paid any cash dividends and do not anticipate declaring or paying any cash dividends in the future. We intend to retain our earnings to finance the expansion of our business, repurchase shares of our common stock and for general corporate purposes. Our board of directors will have the authority to declare and pay dividends on our common stock in its discretion, as long as we have funds legally available to do so. As discussed in Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations—Financing Activities and Note 5 to the Consolidated Financial Statements, our credit facility and the indentures relating to our 8.75% and 7.125% notes restrict our ability to pay cash dividends.

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

	Year Ended December 31,
	2005	2004 (1)	2003 (2)	2002	2001
	(In thousands of dollars, except per share amounts)

Revenues	$944,420	$671,706	$304,090	$188,563	$204,139

Costs and Expenses
Production costs	285,292	223,080	104,819	78,451	63,795
General and administrative	127,513	85,197	43,158	15,186	10,210
Provision for legal and regulatory settlements	—	6,845	—	—	—
Depreciation, depletion, amortization and accretion	187,915	147,985	52,484	30,359	24,105

	600,720	463,107	200,461	123,996	98,110

Income from Operations	343,700	208,599	103,629	64,567	106,029
Other Income (Expense)
Interest expense	(55,421)	(37,294)	(23,778)	(19,377)	(17,411)
Gain (loss) on mark-to-market derivative contracts (3)	(636,473)	(150,314)	847	—	—
Interest and other income (expense)	3,324	723	(159)	174	463
Debt extinguishment costs	—	(19,691)	—	—	—
Expenses of terminated public equity offering	—	—	—	(2,395)	—

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(344,870)	2,023	80,539	42,969	89,081
Income tax (expense) benefit
Current	229	(375)	(1,224)	(6,353)	(6,014)
Deferred	130,629	7,192	(32,228)	(10,379)	(28,374)

Income (Loss) Before Cumulative Effect of Accounting Changes	(214,012)	8,840	47,087	26,237	54,693
Cumulative effect of accounting change, net of tax (expense)/benefit (4)	—	—	12,324	—	(1,522)

Net Income (Loss)	$(214,012)	$8,840	$59,411	$26,237	$53,171

Earnings (Loss) Per Share
Basic and Diluted
Income (loss) before cumulative effect of accounting change	$(2.75)	$0.14	$1.41	$1.08	$2.26
Cumulative effect of accounting change	—	—	0.37	—	(0.06)

Net income (loss)	$(2.75)	$0.14	$1.78	$1.08	$2.20

Weighted Average Common Shares Outstanding
Basic	77,726	63,542	33,321	24,193	24,200
Diluted	77,726	64,014	33,469	24,201	24,200

(1)	Reflects acquisition of Nuevo effective May 14, 2004.
(2)	Reflects acquisition of 3TEC effective June 1, 2003.
(3)	We do not use hedge accounting for certain of our derivative instruments, because the derivatives do not qualify or we have elected not to use hedge accounting. Consequently, these derivative contracts are marked-to-market each quarter with fair value gains and losses, both realized and unrealized, recognized currently as a gain or loss on mark-to-market derivative contracts on the income statement. Cash flow is only impacted to the extent the actual settlements under the contracts result in making or receiving a payment from the counterparty.

As a result of the increase in oil prices, we recognized losses related to mark-to-market derivative contracts of $636.5 million and $150.3 million in 2005 and 2004, respectively. Cash payments related to these contracts that settled totaled $425.4 million and $32.2 million for 2005 and 2004, respectively. The 2005 cash payment amount includes the $145.4 million paid in connection with the elimination of our 2006 oil collars.
(4)	Cumulative effect of adopting Statement of Financial Accounting Standards No. 143— “Accounting for Asset Retirement Obligations,” or SFAS 143 in 2003 and Statement of Financial Accounting Standards No. 133—“Accounting for Derivatives,” or SFAS 133 in 2001.

Table continued on following page

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands of dollars)
Cash Flow Data
Net cash provided by operating activities	$463,334	$363,219	$118,278	$78,826	$116,808
Net cash (used in) provided by investing activities	(168,420)	5,414	(368,710)	(64,158)	(125,880)
Net cash provided by (used in) financing activities	(294,907)	(368,465)	250,781	(13,653)	8,549

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands of dollars)
Balance Sheet Data
Assets
Cash and cash equivalents	$1,552	$1,545	$1,377	$1,028	$13
Other current assets	291,780	256,622	87,104	47,854	42,798
Property and equipment, net	2,235,303	2,171,089	956,895	493,212	455,117
Goodwill	173,858	170,467	147,251	—	—
Other assets	39,449	33,522	19,641	18,929	18,827

	$2,741,942	$2,633,245	$1,212,268	$561,023	$516,755

Liabilities and Stockholders’ Equity
Current liabilities	$363,998	$426,395	$155,086	$86,175	$50,648
Long-term debt and payable to Plains Resources	797,375	635,468	487,906	233,166	236,183
Other long-term liabilities	603,422	381,524	65,429	6,303	1,413
Deferred income taxes	258,810	319,483	149,591	61,559	48,424
Stockholders’ equity/combined owner’s equity
Accumulated other comprehensive income (loss)	(89,566)	(123,874)	(40,439)	(12,858)	15,884
Other	807,903	994,249	394,695	186,678	164,203

	$2,741,942	$2,633,245	$1,212,268	$561,023	$516,755

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

Assets in our principal focus areas include mature properties with long-lived reserves and significant development and exploitation opportunities as well as newer properties with development, exploitation and exploration potential. Our primary sources of liquidity are cash generated from our operations and our revolving credit facility. At December 31, 2005 we had approximately $471 million of availability under our revolving credit facility. We have a capital budget for 2006, excluding acquisitions, of $430 million. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our revolving credit facility to meet our short-term and long-term normal recurring operating needs, derivative obligations, debt service obligations, contingencies, anticipated capital expenditures and expenditures under our stock repurchase program. In addition, the majority of our capital expenditures and expenditures under our stock repurchase program are discretionary and could be curtailed if our cash flows declined from expected levels.

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties. We use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of increases in oil or gas prices above the maximum fixed amount specified in the derivative agreement. The level of derivative activity depends on our view of market conditions, available derivative prices and our operating strategy (see “—Derivative Instruments and Hedging”).

Acquisitions and Dispositions

In April 2005 we acquired certain California producing oil and gas properties from a private company for $117 million. The properties are primarily located in the Los Angeles Basin of onshore California with some smaller properties located in adjacent Ventura County. The transaction was financed under our credit facility.

In September 2005 we acquired an additional 16.7% interest in the Point Arguello Unit, Rocky Point development project and related facilities, offshore California, from subsidiaries of Chevron U.S.A. Inc. This acquisition increased our working interest to 69.3%.

In May 2004 we acquired Nuevo in a stock-for-stock transaction. We accounted for the acquisition of Nuevo as a purchase effective May 14, 2004. See Items 1 and 2. Business and Properties—Acquisitions—Nuevo Energy Company.

In June 2003, we acquired 3TEC for a combination of cash and common stock. We accounted for the acquisition of 3TEC as a purchase effective June 1, 2003. See Items 1 and 2. Business and Properties—Acquisitions—3TEC Energy Corporation.

We periodically evaluate and from time to time have elected to sell certain of our mature producing properties that we consider to be nonstrategic. Such sales enable us to focus on our core properties, maintain financial flexibility and redeploy the proceeds therefrom to activities that we believe potentially have a higher financial return.

In May 2005 we closed the sale to XTO Energy, Inc. of interests in producing properties located in East Texas and Oklahoma for net proceeds of approximately $341 million. The proceeds were primarily used to fund the transactions to eliminate all of our 2006 oil price swaps and collars as discussed in “—Derivative Instruments and Hedging”.

In December 2004, we completed the sale of certain properties located offshore California and onshore south Texas, New Mexico and south Louisiana. These divestments were conducted via negotiated and auction transactions and we received net proceeds of approximately $153 million. In a series of unrelated transactions in the first and second quarters of 2004 we sold our interests in certain non-core producing properties in New Mexico, Texas, Mississippi, Louisiana and Illinois for proceeds of approximately $28 million.

Derivative Instruments and Hedging

In May 2005 we completed a series of transactions that eliminated our 2006 collars on 22,000 barrels of oil per day with a floor price of $25.00 and an average ceiling price of $34.76 and our 2006 swaps on 15,000 barrels of oil per day with an average price of $25.28 at a pre-tax cost of approximately $292.7 million (approximately $145.4 million attributable to the collars and $147.3 million attributable to the swaps).

The collars were not accounted for as hedges, therefore, the $145.4 million loss in the fair value of these instruments was currently recognized in our income statement and there will be no income statement effect subsequent to March 31, 2005. We used hedge accounting for the swaps through March 2005 and as a result the $145.8 million loss in fair value attributable to the swaps has been deferred in Other Comprehensive Income (OCI) and will be recognized as a noncash reduction to oil revenues in 2006 when the hedged production is sold. The $145.4 million cash payment for the collars is reflected as a financing cash outflow in our statement of cash flows and the $147.3 million cash payment for the swaps is reflected as an operating cash outflow in our statement of cash flows. These payments reduced derivative liabilities on our balance sheet.

For 2006, our crude oil derivative position consists exclusively of purchased put option contracts with a strike price of $55.00. The only cash settlements we are required to make on these contracts are option premiums, which are expected to total approximately $7.5 million per month. In return, to the extent the daily average NYMEX price for West Texas Intermediate crude oil is less than $55.00, we will receive the difference between $55.00 and the daily average NYMEX price for West Texas Intermediate crude oil.

In addition to the 2006 put options, our crude oil hedge position includes additional put options in 2007 and collar positions in 2007 and 2008. In 2006 we also have call options on 30,000 MMBtu per day of natural gas. See Item 7A. Qualitative and Quantitative Disclosures About Market Risks for a summary of our current derivative positions. As all of such derivative contracts are accounted for under mark-to-market accounting we expect continued volatility in our reported earnings due to gains and losses on these contracts as changes occur in the NYMEX price index.

General

We follow the full cost method of accounting whereby all costs associated with property acquisition, exploration, exploitation and development activities are capitalized. Our revenues are derived from the sale of oil, gas and natural gas liquids. We recognize revenues when our production is sold and title is transferred. Our revenues are highly dependent upon the prices of, and demand for, oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas and our levels of production are subject to wide fluctuations and depend on numerous factors beyond our control, including supply and demand, economic conditions, foreign imports, the actions of OPEC, political conditions in other oil-producing countries, and governmental regulation, legislation and policies. Under the SEC’s full cost accounting rules, we review the carrying value of our proved oil and gas properties each quarter. These rules generally require that we price our future oil and gas production at the oil and gas prices in effect at the end of each fiscal quarter to determine a ceiling value of our properties. The rules require a write-down if our capitalized costs exceed the allowed “ceiling.” We have had no write-downs due to these ceiling test limitations since 1998. Given the volatility of oil and gas prices, it is likely that our estimate of discounted future net revenues from proved oil and gas reserves will fluctuate in the near term. If oil and gas prices decline significantly in the future, write-downs of our oil and gas properties could occur. Write-downs required by these rules do not directly impact our cash flows from operating activities. Decreases in oil and gas prices have had, and will likely have in the future, an adverse effect on the carrying value of our estimated proved reserves, our reserve volumes and our revenues, profitability and cash flow.

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

Results Overview

Our results include the effect of our 2004 acquisition of Nuevo, which is included with effect from May 14, 2004, and our 2003 acquisition of 3TEC, which is included with effect from June 1, 2003.

In 2005, primarily as a result of a $636.5 million derivative mark-to-market loss, we reported a net loss of $214.0 million, or $2.75 per share compared to net income of $8.8 million, or $0.14 per diluted share for 2004. Cash payments related to mark-to-market derivative contracts totaled $425.4 million for 2005, including the $145.4 million cash payment to eliminate our 2006 collars.

In 2004, primarily as a result of a $150.3 million derivative mark-to-market loss, we reported net income of $8.8 million, or $0.14 per diluted share compared to net income of $59.4 million, or $1.78 per diluted share for 2003. Cash payments related to mark-to-market derivative contracts totaled $32.2 million for 2004. Net income for 2003 includes a non-cash, after-tax $12.3 million credit related to the adoption of SFAS 143.

Results of Operations

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a BOE basis:

	Year Ended December 31,
	2005	2004	2003
Sales Volumes
Oil and liquids (MBbls)	18,671	16,441	9,267
Gas (MMcf)	29,359	38,590	18,195
MBOE	23,564	22,872	12,300
Daily Average Sales Volumes
Oil and liquids (Bbls/d)	51,154	44,920	25,389
Gas (Mcfpd)	80,435	105,436	49,849
BOEPD	64,560	62,493	33,697
Unit Economics (in dollars)
Average NYMEX Prices
Oil	$56.61	$41.43	$30.99
Gas	8.62	6.14	5.39
Average Realized Sales Price Before Derivative Transactions
Oil (per Bbl)	$46.76	$36.12	$26.92
Gas (per Mcf)	7.15	5.90	5.01
Per BOE	45.96	35.92	27.69
Costs and Expenses per BOE
Production costs
Lease operating expenses	$5.97	$5.36	$5.44
Steam gas costs	3.32	1.77	0.23
Electricity	1.35	1.32	1.82
Production and ad valorem taxes	1.03	0.98	0.82
Gathering and transportation	0.43	0.33	0.21
DD&A per BOE (oil and gas properties)	7.39	5.93	3.86

The following table reflects cash receipts (payments) made with respect to derivative contracts that settled during the periods presented (in thousands):

	Year Ended December 31,
	2005	2004	2003
Contracts accounted for using hedge accounting
Oil revenues	$(53,044)	$(207,414)	$(50,875)
Gas revenues	(6,255)	(17,504)	240
Steam gas costs	10,293	3,649	—
Mark-to-market contracts	(279,982)	(32,187)	—

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Oil and gas revenues.    Oil and gas revenues increased $271.4 million, to $940.8 million for 2005 from $669.4 million for 2004. The increase is primarily due to increased production volumes attributable to the properties acquired in the Nuevo acquisition and higher realized prices.

Oil revenues excluding the effects of hedging, increased $279.3 million to $873.1 million for 2005 from $593.8 million for 2004 reflecting higher realized prices ($175.0 million) and higher production ($104.3 million). Our average realized price for oil increased $10.64 to $46.76 per Bbl for 2005 from $36.12 per Bbl for 2004. The increase is primarily attributable to an improvement in the NYMEX oil price, which averaged $56.61 per Bbl in 2005 versus $41.43 per Bbl in 2004. Oil production increased to 18.7 MMBbls in 2005 from 16.4 MMBbls in 2004, primarily due to production attributable to the properties acquired in the Nuevo acquisition that were in our results for the full year 2005.

Hedging had the effect of decreasing our oil revenues by $139.1 million, or $7.45 per Bbl in 2005 compared to $145.8 million or $8.87 per Bbl in 2004. The 2005 amount includes $106.2 million of deferred losses related to 2005 swaps that were terminated in 2004. These losses were deferred in OCI until the production that was originally hedged was produced and delivered during 2005.

Gas revenues excluding the effects of hedging, decreased $17.7 million to $209.8 million in 2005 from $227.5 million in 2004 due to decreased production volumes ($66.0 million) partially offset by higher realized prices ($48.3 million). Our average realized price for gas was $7.15 per Mcf for 2005 compared to $5.90 per Mcf for 2004. Gas production decreased from 38.6 Bcf in 2004 to 29.4 Bcf in 2005 primarily due to the sale of our properties in East Texas and Oklahoma in the second quarter of 2005 and shut-in production due to hurricanes Katrina and Rita.

Hedging had the effect of decreasing our 2005 gas revenues by $3.1 million, or $0.10 per Mcf, and decreased our 2004 gas revenues by $6.1 million, or $0.16 per Mcf.

Lease operating expenses.    Lease operating expenses (including steam gas costs and electricity) increased $57.5 million, to $250.7 million for 2005 from $193.2 million for 2004. On a per unit basis, lease operating expenses increased to $10.64 per BOE in 2005 versus $8.45 per BOE in 2004. The per unit increase is primarily attributable to the steam gas costs attributable to the properties acquired in the Nuevo acquisition and higher lease operating expenses due to workover activity, increased field costs and lost volumes associated with shut-in production from Gulf of Mexico hurricanes.

Production and ad valorem taxes.    Production and ad valorem taxes increased $2.2 million, to $24.5 million for 2005 from $22.3 million for 2004 primarily due to the properties acquired in the Nuevo acquisition and increased oil and gas prices.

Gathering and transportation expenses.    Gathering and transportation expenses increased $2.5 million, to $10.1 million for 2005 from $7.6 million for 2004 primarily due to the properties acquired in the Nuevo acquisition.

General and administrative expense.    Our G&A expense consists of (in thousands of dollars):

	Year Ended December 31,
	2005	2004
G&A excluding items below	$50,321	$41,641
Stock appreciation rights	39,856	35,464
Other stock-based compensation	37,336	8,092

	$127,513	$85,197

G&A expense, excluding amounts attributable to SARs and other stock based compensation, was $50.3 million in 2005 compared to $41.6 million in 2004. G&A expense for 2004 includes $6.2 million of merger related costs associated with the Nuevo acquisition. Excluding such items, G&A expense increased from $35.5 million in 2004 to $50.3 million in 2005, primarily reflecting increased costs resulting from the Nuevo acquisition and higher employee headcount and related compensation costs.

G&A expense related to SARs was $39.9 million in 2005 compared to $35.5 million in 2004. Accounting for SARs requires that we record an expense or credit for vested or deemed vested SARs depending on whether, during the period, our stock price either rose or fell, respectively. Such expense in 2005 and 2004 reflects additional vesting of outstanding SARs as well as an increase in our stock price. Our stock price was $39.73 per share on December 31, 2005 versus $26.00 per share on December 31, 2004 and $15.39 per share on December 31, 2003. In 2005 and 2004 we made cash payments of $22.5 million and $15.1 million, respectively, for SARs that were exercised during the period.

G&A expense for 2005 and 2004 includes other stock based compensation costs of $37.3 million and $8.1 million, respectively, related to restricted stock and restricted stock unit grants. Other stock based compensation costs for 2005 includes approximately $19 million related to restricted stock units that vested based on the performance of our common stock.

G&A expense does not include amounts capitalized as part of our acquisition, exploration and development activities. We capitalized $24.5 million and $16.2 million of G&A expense in 2005 and 2004, respectively.

Provision for legal and regulatory settlements.    In 2004 we made a $6.8 million provision with respect to legal and regulatory matters, primarily related to leasehold ownership and operations and permit compliance matters.

Depreciation, depletion and amortization, or DD&A.    DD&A expense increased $40.9 million, to $180.3 million in 2005 from $139.4 million in 2004. Approximately $38.4 million of the increase was attributable to our oil and gas DD&A due to a higher per unit rate and higher production. Our oil and gas unit of production rate increased to $7.39 per BOE in 2005 compared to $5.93 per BOE in 2004. The increase primarily reflects the effect of property acquisitions, higher future development costs and 2005 capital costs for which there were no immediate reserve additions.

Interest expense.    Interest expense increased $18.1 million, to $55.4 million for 2005 from $37.3 million for 2004 primarily due to higher outstanding debt as a result of the Nuevo acquisition and 2005 property acquisitions. Interest expense does not include interest capitalized on oil and gas properties not subject to amortization. We capitalized $3.5 million and $7.0 million of interest in 2005 and 2004, respectively.

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

As a result of the significant increase in oil prices, we recognized a $636.5 million loss related to mark-to-market derivative contracts in 2005. Cash payments related to these contracts that settled in 2005 totaled $425.4 million, including $145.4 million we paid in connection with the elimination of our 2006 oil collars during this period. In 2004 we recognized a loss on mark-to-market derivative contracts of $150.3 million. Cash payments related to these contracts that settled in 2004 totaled $32.2 million.

Debt extinguishment costs.    In connection with the retirement of the debt assumed in the acquisition of Nuevo, in 2004 we recorded $19.7 million of debt extinguishment costs.

Income tax expense.    Our 2005 income tax expense was a benefit of $130.9 million, reflecting an annual effective tax rate of 38%. Variances in our annual effective tax rate from the 35% federal statutory rate are caused by state income taxes, Enhanced Oil Recovery (EOR) credits and permanent differences primarily reflecting expenses that are not deductible because of IRS limitations. Our 2005 income tax expense includes a charge of $3.3 million to deferred income tax expense to reflect an increase in the estimated California apportionment factor as a result of the sale of the Company’s properties in East Texas and Oklahoma and the purchase of California.

In 2004 our income tax expense was a benefit of $6.8 million that included a $9.5 million deferred benefit related to EOR credits and a $2.8 million deferred benefit related to state income taxes as a result of the restructuring of certain subsidiaries. These benefits were partially offset by approximately $4.0 million of expenses that are not deductible because of IRS limitations. Our 2004 income tax expense included $0.7 million of state income taxes (net of federal benefit).

EOR credits are a credit against federal and state income taxes for certain costs related to extracting high-cost oil, utilizing certain prescribed “enhanced” (tertiary) recovery methods. EOR credits are subject to phase-out according to the level of average domestic crude prices. No phase-out occurred in 2005. However, as a result of the increase in oil prices in 2005, based on current rules, the Company will not earn EOR credits in 2006.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Oil and gas revenues.    Oil and gas revenues increased $366.2 million, to $669.4 million for 2004 from $303.2 million for 2003. The increase is primarily due to increased production volumes attributable to the properties acquired from Nuevo and 3TEC and higher realized prices. Our average realized price per BOE increased to $35.92 and our production increased to 22.9 MMBOE. Production attributable to the properties acquired from Nuevo was 9.6 MMBOE in 2004.

Oil revenues excluding the effect of hedging, increased $344.3 million, to $593.8 million for 2004 from $249.5 million for 2003, reflecting higher realized prices ($85.2 million) and higher production ($259.1 million). Our average realized price for oil increased $9.20, to $36.12 per Bbl for 2004 from $26.92 per Bbl for 2003. The increase is primarily attributable to an improvement in the NYMEX oil price, which averaged $41.43 per Bbl in 2004 versus $30.99 per Bbl in 2003.

Hedging had the effect of decreasing our oil revenues by $145.8 million in 2004 compared to $51.4 million in 2003. Oil production increased to 16.4 MMBbls in 2004 from 9.3 MMBbls in 2003. Production attributable to the properties acquired from Nuevo was 8.4 MMBbls in 2004.

Gas revenues excluding the effect of hedging, increased $136.2 million, to $227.5 million in 2004 from $91.3 million in 2003. A 20.4 Bcf increase in production volumes, primarily from the properties acquired from Nuevo and 3TEC, accounted for a $120.2 million increase in gas revenues. Our average realized price for gas increased $0.89, to $5.90 per Mcf for 2004 from $5.01 per Mcf for 2003 increasing revenues by $16.0 million. In 2004 hedging decreased our gas revenues by $6.1 million while in 2003 hedging increased our gas revenues by $13.8 million.

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

General and administrative expense.    Our G&A expense consists of (in thousands of dollars):

	Year Ended December 31,
	2004	2003
G&A excluding items below	$41,641	$23,958
Stock appreciation rights	35,464	18,010
Other stock-based compensation	8,092	1,190

	$85,197	$43,158

G&A expense, excluding amounts attributable to SARs and other stock based compensation, increased from $24.0 million in 2003 to $41.6 million in 2004. G&A expense for 2004 includes $6.2 million of merger related costs associated with the Nuevo acquisition and 2003 includes $5.3 million of such expenses related to the 3TEC acquisition. Merger related expenses primarily consist of severance and other compensation costs and accounting system integration and conversion expenses. Excluding such items, G&A expense increased from $18.7 million in 2003 to $35.4 million in 2004, primarily reflecting increased audit costs, costs of compliance with the Sarbanes-Oxley Act and increased costs resulting from the Nuevo and 3TEC acquisitions.

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

Provision for legal and regulatory settlements.    In 2004 we made a $6.8 million provision with respect to legal and regulatory matters, primarily related to leasehold ownership and operations and permit compliance matters.

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

Debt extinguishment costs.    In connection with the retirement of the debt assumed in the acquisition of Nuevo we recorded $19.7 million of debt extinguishment costs.

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

Income tax expense.    Income tax expense for 2004 was a benefit of $6.8 million compared to an expense of $33.5 million for 2003. The decrease in income tax expense primarily reflects: (i) the reduction of pre-tax income from $80.5 million in 2003 to $2.0 million in 2004; (ii) a $9.5 million deferred benefit related to EOR credits in 2004; and (iii) a $2.8 million deferred benefit in 2004 related to the restructuring of certain subsidiaries with respect to the payment of state income taxes.

Current income tax expense for 2004 was $0.4 million compared to $1.2 million in 2003. A $2.9 million benefit related to provision-to-return adjustments for 2003 income tax returns (which is offset by a $2.9 million deferred tax expense) was offset by the federal and state impacts of reduced deductions as required by EOR credit rules, an increase in the alternative minimum tax and increased state income taxes on our operating subsidiary that is required to file a stand-alone income tax return in the states of Louisiana and Texas. Our current effective rate was 18.5% for 2004 compared to 2% for 2003.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our revolving credit facility. At December 31, 2005 we had approximately $471 million of availability under our revolving credit facility. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our revolving credit facility to meet our short-term and long-term normal recurring operating needs, derivative obligations, debt service obligations, expenditures under our stock repurchase program, contingencies and anticipated capital expenditures.

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties. We use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of increases in oil or gas prices above the maximum fixed amount specified in the derivative agreement. The level of derivative activity depends on our view of market conditions, available derivative prices and our operating strategy. In addition, the majority of our capital expenditures and expenditures under our stock repurchase program are discretionary and could be curtailed if our cash flows declined from expected levels.

At December 31, 2005 we had a working capital deficit of approximately $71 million. Approximately $64 million of the working capital deficit is attributable to the fair value of our commodity derivative instruments (net of related deferred income taxes). In accordance with SFAS 133, the fair value of all derivative instruments is recorded on the balance sheet. Our hedge agreements provide for monthly settlement based on the difference between the fixed price in the contract and the actual NYMEX oil price. Cash received for the sale of physical production will be based on actual market prices and, if necessary, will be available to meet derivative settlement obligations. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date. The seven financial institutions that are contract counterparties for our derivative commodity contracts all have Standard & Poor’s ratings of A or better and all seven of the financial institutions are participating lenders in our revolving credit facility. At December 31, 2005 we were in a net liability position with all such counterparties.

Financing Activities

Senior Revolving Credit Facility.    On May 16, 2005, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) which established the facility size at $750 million. The borrowing base is redetermined on a semi-annual basis, with PXP and the lenders each having the right to one annual interim unscheduled redetermination, and may be adjusted based on PXP’s oil and gas properties, reserves, other indebtedness and other relevant factors. Our borrowing base was redetermined in November 2005 and is currently $1.2 billion. At this time we have not elected to seek an increase in the size of our credit facility. Additionally, the Amended Credit Agreement contains a $75 million sub-limit for letters of credit. The Amended Credit Agreement matures on May 16, 2010. Collateral consists of 100% of the shares of stock of all our domestic subsidiaries and mortgages covering at least 80% of the total present value of our domestic oil and gas properties.

The Amended Credit Agreement contains negative covenants that limit our ability, as well as the ability of our restricted subsidiaries, among other things, to incur additional debt, pay dividends on stock, make distributions of cash or property, change the nature of our business or operations, redeem stock or redeem subordinated debt, make investments, create liens, enter into leases, sell assets, sell capital stock of subsidiaries, guarantee other indebtedness, enter into agreements that restrict dividends from subsidiaries, enter into certain types of swap agreements, enter into gas imbalance or take-or-pay arrangements, merge or consolidate and enter into transactions with affiliates. In addition, we are required to maintain a current ratio, which includes availability under the Amended Credit Agreement, of at least 1.0 to 1.0 and a ratio of debt to EBITDAX (as defined) of no greater than 4.25 to 1.00.

The effective interest rate on our borrowings under the Amended Credit Agreement was 5.4% at December 31, 2005. At that date we were in compliance with the covenants contained in the Amended Credit Agreement and could have borrowed the full amount available under the Amended Credit Agreement.

7.125% Senior Notes.    On December 31, 2005 we had $250.0 million principal amount of ten year senior unsecured notes due 2014 (the “7.125% Notes”) outstanding. The 7.125% Notes were issued at 99.478% and bear interest at 7.125% with a yield to maturity of 7.2%. During the period from June 15, 2009 to June 14, 2012, we may redeem all or part of the 7.125% Notes at our option, at rates varying from 103.563% to 101.188% of the principal amount and at 100% of the principal amount thereafter. In addition, before June 15, 2009, we may redeem all or part of the 7.125% Notes at the make-whole price set forth under the indenture. At any time prior to June 15, 2007, we may redeem up to 35% of the 7.125% Notes with the net cash proceeds of certain equity offerings at the redemption price set forth under the indenture. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the 7.125% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase.

The 7.125% Notes are our unsecured general obligations and are jointly and severally guaranteed on a full, unconditional basis by all of our existing and future domestic restricted subsidiaries.

8.75% Senior Subordinated Notes.    At December 31, 2005, we had $275.0 million principal amount of 8.75% Senior Subordinated Notes due 2012 (the “8.75% Notes”) outstanding. The 8.75% Notes are not redeemable until July 1, 2007. During the period from July 1, 2007 to June 30, 2010 they are redeemable, at our option, at rates varying from 104.375% to 101.458% of the principal amount and at 100% of the principal amount thereafter. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the 8.75% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase.

The 8.75% Notes are our unsecured general obligations, are subordinated in right of payment to all of our existing and future senior indebtedness and are jointly and severally guaranteed on a full, unconditional basis by all of our existing and future domestic restricted subsidiaries.

The indentures governing the 8.75% Notes and the 7.125% Notes contain covenants that limit our ability, as well as the ability of our subsidiaries, among other things, to incur additional indebtedness, make certain investments, pay dividends, or make other distributions on capital stock or redeem or repurchase capital stock or subordinated indebtedness, sell assets, incur dividends or other payment restrictions affecting subsidiaries, enter into transactions with affiliates, create liens, merge, consolidate and transfer assets and enter into different lines of business.

Short-term Credit Facility.    In May 2005 we amended our uncommitted short-term credit facility to extend its term and increase the facility size. We may make borrowings from time to time until May 27, 2006, not to exceed at any time the maximum principal amount of $25.0 million. No advance under the short-term facility may have a term exceeding fourteen days and all amounts outstanding are due and payable no later than May 27, 2006. Each advance under the short-term facility shall bear interest at a rate per annum mutually agreed on by the bank and the Company. No amounts were outstanding under the short-term credit facility at December 31, 2005.

Shelf Registration.    We have filed with the Securities and Exchange Commission a universal shelf registration statement, which became effective May 2, 2005, that allows us to issue up to $500 million of debt and/or equity securities. The prices and terms of the debt and/or equity securities will be determined at the time of the sale.

Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Cash provided by (used in):
Operating activities	$463.3	$363.2	$118.3
Investing activities	(168.4)	5.4	(368.7)
Financing activities	(294.9)	(368.4)	250.8

Net cash provided by operating activities was $463.3 million in 2005, $363.2 million in 2004 and $118.3 million in 2003. The 2005 amount was reduced by the $147.3 million payment to eliminate all of our 2006 oil price swaps as discussed in “Company Overview—Hedge Restructuring.” The increases in net cash provided by operating activities in 2005 and 2004 are primarily a result of increased oil and gas prices and sales volumes. As discussed below, certain of our derivative cash payments are classified as a financing activity.

Net cash used in investing activities was $168.4 million in 2005 primarily reflecting additions to oil and gas properties of $509.1 million partially offset by property sales proceeds of $346.5 million. Net cash provided by investing activities was $5.4 million in 2004. The net cash inflow in 2004 was primarily a result of property sales proceeds of $239.0 million net of additions to oil and gas properties of $211.4 million. Net cash used in investing activities was $368.7 million in 2003 primarily reflecting additions to oil and gas properties of $122.1 million and $267.5 million for the acquisition of 3TEC.

Net cash used in financing activities in 2005 was $294.9 million, primarily reflecting $162.0 million in net borrowings under our credit facility and the payment of $459.5 million in financing derivative settlements. Under SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, certain of our derivatives are deemed to contain a significant financing element and cash settlements with respect to such derivatives are required to be reflected as financing activities. Accordingly, in 2005 derivative cash settlements totaling $459.5 million, including the $145.4 million payment to eliminate all of our 2006 price collars, were classified as financing activities. Net cash used in financing activities in 2004 was $368.4 million. During 2004 borrowings under our credit facility decreased $101.0 million and we received $248.7 million in proceeds from the issuance of our 7.125% Senior Notes. These proceeds and funds generated by our operations were used to retire $405.0 million in debt assumed in the Nuevo acquisition and to pay $9.3 million in debt financing costs and $103.5 million in derivative settlements. Net cash provided by financing activities in 2003 was $250.8 million. Cash receipts in 2003 included net borrowings of $175.2 million under our credit facility and $80.1 million in proceeds received from the issuance of our 8.75% notes. Cash outflows in 2003 included payments for debt issuance costs ($4.3 million); principal payments on long-term debt ($0.5 million); and repurchases of treasury stock ($0.1 million).

Capital Requirements

We have made and will continue to make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas. We have a capital budget for 2006, excluding acquisitions, of approximately $430 million. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our revolving credit facility to meet our short-term and long-term normal recurring operating needs, derivative obligations, debt service obligations, expenditures under our stock repurchase program,, contingencies and anticipated capital expenditures. In addition, the majority of our capital expenditures and expenditures under our stock repurchase program are discretionary and could be curtailed if our cash flows declined from expected levels.

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $500 million of our common stock. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. We expect that the funds for these purchases will come primarily from cash flow in excess of capital investments.

Stock Appreciation Rights

Accounting for SARs requires that we record an expense or credit for vested or deemed vested SARs depending on whether, during the period, our stock price either rose or fell, respectively. Our stock price was $39.73 per share on December 31, 2005 versus $26.00 per share on December 31, 2004 and we recognized $39.9 million of expense in 2005. We incur cash expenditures upon the exercise of SARs, but our common shares outstanding do not increase. At December 31, 2005 we had approximately 2.6 million SARs outstanding of which 1.5 million were vested. If all of the vested SARs were exercised, based on $39.73, the price of our common stock as of December 31, 2005, we would pay $46.4 million to holders of the SARs. In 2005 we made cash payments of $22.5 million for SARs that were exercised during that period.

Commitments and Contingencies

Contractual obligations.    At December 31, 2005, the aggregate amounts of contractually obligated payment commitments for the next five years are as follows (in thousands):

	2006	2007 and 2008	2009 and 2010	Thereafter
Operating leases	$3,828	$6,392	$4,383	$5,568
Producing property remediation	600	600	600	300
Commodity derivative contracts	134,030	101,625	—	—
Long-term debt	—	—	272,000	525,000
Interest on debt	58,139	116,286	106,145	97,695
Other	—	5,365	827	822

	$196,597	$230,268	$383,955	$629,385

Operating leases relate primarily to obligations associated with our office facilities and certain cogeneration operations in California. The obligation for commodity derivative contracts represents the cost to purchase certain crude oil put options and natural gas call options that will be paid when such options are settled and amounts payable in 2006 related to contracts that matured in 2005. The obligation for producing property remediation consists of obligations associated with the purchase of certain of our California properties.

The long-term debt and interest payments amounts consist of amounts due under our credit facility, 7.125% Notes and 8.75% Notes and interest payments to maturity. The principal amount under our credit facility varies based on our cash inflows and outflows and the amounts reflected in this table assume the principal amount outstanding at December 31, 2005 remains outstanding to maturity with interest and commitment fees calculated at the rates in effect at that date.

Our liabilities also include:

•	Asset retirement obligations ($5.1 million current and $155.9 million long-term) that represent the estimated fair value at December 31, 2005 of our obligations with respect to the retirement/abandonment of our oil and gas properties. Each reporting period the liability is accreted to its then present value. The ultimate settlement amount and the timing of the settlement of such obligations is unknown because they are subject to, among other things, federal, state and local regulation and economic factors. See Note 4 to the Consolidated Financial Statements.

•	Commodity derivative contracts ($290.5 million) that represent net liabilities for oil and gas commodity derivatives based on their estimated fair value at December 31, 2005. The ultimate settlement amounts of such contracts are unknown because they are subject to continuing market risk. See “Critical Accounting Policies and Factors that May Affect Future Results—Commodity pricing and risk management activities” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our derivative obligations.

•	Stock appreciation rights ($55.2 million current and $2.0 million long-term) that represent the net liability for the deemed vested portion of SARs. The liability at December 31, 2005 is calculated based on our closing stock price at that date. The ultimate settlement amount of such liability is unknown because settlements are based on the market price of our common stock at the time the SARs are exercised. See “Critical Accounting Policies and Factors that May Affect Future Results—Stock appreciation rights”.

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

In January 2005 we discovered and self-reported a violation related to flared gas emissions in excess of permitted levels on properties acquired in the Nuevo acquisition. Estimated excess emissions from the San Joaquin Valley casing vent recovery system located on the Gamble Lease were approximately 881 tons over a 745 day period. We brought the facility into compliance within 10 days of discovering the violation. We settled this matter in 2005 for $750,000.

Plugging, Abandonment and Remediation Obligations.    Consistent with normal industry practices, substantially all of our oil and gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove tanks, production equipment and flow lines and restore the wellsite. Typically, when producing oil and gas assets are purchased the purchaser assumes the obligation to plug and abandon wells that are part of such assets. However, in some instances, we received an indemnity with respect to those costs. We cannot assure you that we will be able to collect on these indemnities.

We estimate our 2006 cash expenditures related to plugging, abandonment and remediation will be approximately $5 million. Due to the long life of our onshore California reserve base we do not expect our cash outlays for such expenditures for these properties will increase significantly in the next several years. Although our offshore California properties have a shorter reserve life, third parties have retained the majority of the obligations for abandoning these properties.

In connection with the sale of certain properties offshore California in December 2004 we retained the responsibility for certain abandonment costs, including removing, dismantling and disposing of the existing offshore platforms. The present value of such abandonment costs, $38 million ($78 million undiscounted), are included in our asset retirement obligation as reflected on our consolidated balance sheet. In addition, we agreed to guarantee the performance of the purchaser with respect to the remaining abandonment obligations related to the properties (approximately $44 million). The fair value of our obligation, $0.5 million, is included in Other Long-Term Liabilities in the Consolidated Balance Sheet.

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

CMS sold its interest in the Congolese properties to a subsidiary of Perenco, S.A. (Perenco) in 2002. Both CMS and Perenco, have received from the Internal Revenue Service (IRS), in accordance with the U.S. consolidated return regulations, a closing agreement confirming that the transaction will not trigger recapture. We and Perenco have finalized closing agreements with the IRS confirming that neither our merger with Nuevo, nor the sale of our interest in the Congolese properties to Perenco will trigger recapture. The estimated remaining contingent liabilities are $15.2 million relative to Nuevo’s former interest, and $21.4 million relative to CMS’ former interest, for which we would be jointly liable. We believe the occurrence of a triggering event in the future is remote and we do not believe the agreements will have a material adverse affect upon us.

Industry Concentration

Financial instruments which potentially subject us to concentrations of credit risk consist principally of accounts receivable with respect to our oil and gas operations and derivative instruments related to our hedging activities. During 2005, 2004 and 2003 sales to PAA accounted for 38%, 33% and 70%, respectively, of our total revenues and during 2005 and 2004 sales to ConocoPhillips accounted for 44% and 33%, respectively, of our total revenues. During such periods no other purchaser accounted for more than 10% of our total revenues. The loss of any single significant customer or contract could have a material adverse short-term effect, however, we do not believe that the loss of any single significant customer or contract would materially affect our business in the long-term. We believe such purchasers could be replaced by other purchasers under contracts with similar terms and conditions. However, their role as the purchaser of a significant portion of our oil production does have the potential to impact our overall exposure to credit risk, either positively or negatively, in that they may be affected by changes in economic, industry or other conditions.

The seven financial institutions that are contract counterparties for our derivative commodity contracts all have Standard & Poor’s ratings of A or better and all seven of the financial institutions are participating lenders in our revolving credit facility. At December 31, 2005 we were in a net liability position with all such counterparties.

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

Commodity pricing and risk management activities.    Prices for oil and gas have historically been volatile. Decreases in oil and gas prices from current levels will adversely affect our revenues, results of operations, cash flows and proved reserve volumes and value. If the industry experiences significant prolonged future price decreases, this could be materially adverse to our operations and our ability to fund planned capital expenditures.

Periodically, we enter into derivative arrangements relating to a portion of our oil and gas production to achieve a more predictable cash flow, as well as to reduce our exposure to adverse price fluctuations. Derivative instruments used are typically fixed price swaps and collars and purchased puts and calls. While the use of these types of instruments limits our downside risk to adverse price movements, we are subject to a number of risks, including instances in which the benefit to revenues and cash flows is limited when commodity prices increase.

We do not use hedge accounting for certain of our derivative instruments, because the derivatives do not qualify or we have elected not to use hedge accounting. These derivative contracts are marked-to-market each quarter with fair value gains and losses, both realized and unrealized, recognized currently as a gain or loss on mark-to-market derivative contracts on the income statement. Consequently, we expect continued volatility in our reported earnings as changes occur in the NYMEX indexes. Cash flow is only impacted to the extent the actual settlements under the contracts result in making or receiving a payment from the counterparty.

The estimation of fair values of derivative instruments requires substantial judgment. We estimate the fair values of our derivatives using an option-pricing model. The option-pricing model utilizes various factors including NYMEX and over-the-counter price quotations, volatility and the time value of options. The estimated future prices are compared to the prices fixed by the agreements and the resulting estimated future cash inflows (outflows) over the lives of the derivative instruments are discounted using rates under our revolving credit facility. These pricing and discounting variables are sensitive to market volatility as well as changes in future price forecasts, regional price differentials and interest rates.

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

You should not assume that the standardized measure reflects the current market value of our estimated proved oil and gas reserves. In accordance with SEC requirements, we base the estimated discounted future net revenues from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

A large portion of our reserve base (approximately 89% at December 31, 2005) is comprised of oil properties that are sensitive to oil price volatility. Historically, we have experienced significant upward and downward revisions to our reserves volumes and values as a result of changes in year-end oil and gas prices and the corresponding adjustment to the projected economic life of such properties. Prices for oil and gas are likely to continue to be volatile, resulting in future downward and upward revisions to our reserve base.

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

Stock based compensation.    SARs are subject to variable accounting treatment under generally accepted accounting principles. We will adopt SFAS 123R effective January 1, 2006. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. Under SFAS 123R our SARs will be remeasured to fair value each reporting period with changes in fair value reported in earnings. As a result, we expect volatility in our earnings as our stock price changes.

Prior to the adoption of SFAS 123R, we accounted for stock based compensation utilizing the intrinsic value method pursuant to APB 25. Accordingly, we have historically recognized compensation expense for our SARs based on changes in intrinsic value. The final expense recognized at settlement under either accounting method will equal the cash payment to settle the SAR. The adoption of SFAS 123R may cause additional volatility in reported earnings.

We recognized $39.9 million, $35.5 million and $18.0 million of SAR expense for the years ended December 31, 2005, 2004 and 2003, respectively.

In addition, we expect that certain of our restricted stock awards will become subject to variable accounting in 2006. Any awards that become subject to variable accounting will be accounted for in a similar manner to our existing SARs and will create additional volatility in our reported earnings.

We will adopt SFAS 123R effective January 1, 2006. We are completing our assessment of SFAS 123R and the effect it will have on our financial statements.

Goodwill.    In a purchase transaction, goodwill represents the excess of the purchase price plus the liabilities assumed, including deferred income taxes recorded in connection with the merger, over the fair value of the net assets acquired. At December 31, 2005 goodwill totaled $173.9 million and represented approximately 6% of our total assets.

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

Recent Accounting Pronouncements

SFAS 123R.    In December 2004 the FASB issued SFAS No. 123R that requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB 25. Public entities (other than those filing as small business issuers) were originally required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005 the SEC announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The Commission’s new rule allows registrants to implement SFAS 123R at the beginning of their next fiscal year.

We will adopt SFAS 123R effective January 1, 2006 using the “modified prospective approach” as allowed under SFAS 123R. Under this approach, the valuation of equity instruments (i.e., restricted stock and restricted stock units) granted prior to the adoption of 123R will not be affected, however, the valuation of liability instruments (i.e., SARs) granted prior to the adoption of 123R will be revalued under a fair value approach instead of the previously applied intrinsic valuation. In addition, SFAS 123R requires us to begin estimating expected future forfeitures under each stock compensation plan. We are completing our assessment of SFAS 123R and the effect it will have on our financial statements.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”.    In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in SFAS 143. A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the company. FIN 47 states that a company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. FIN 47 is intended to provide more information about long-lived assets and future cash outflows for these obligations and more consistent recognition of these liabilities. Our financial position, results of operations or cash flows were not impacted by the implementation of FIN 47.

SFAS No. 154, “Accounting Changes and Error Corrections”.    In June 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which changes the requirements for the accounting for and reporting of a change in accounting principle by requiring voluntary changes in accounting principles to be reported using retrospective application, unless impracticable to do so. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Application is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted. We will adopt SFAS 154 on January 1, 2006 and we do not believe that our financial position, results of operations or cash flows will be impacted.

EITF 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty”. Steam generators utilized in our thermal recovery operations in California are fueled by natural gas. In certain instances we have entered into buy/sell contracts that allow us to exchange gas we produce elsewhere for gas delivered to our thermal recovery operations. We did not enter into buy/sell contracts in periods prior to our acquisition of Nuevo Energy Company in May 2004.

In September 2005 in Issue No. 04-13, the EITF reached a consensus that two or more inventory transactions with the same counterparty should be viewed as a single nonmonetary if the transactions were entered into in contemplation of one another (as determined in accordance with Issue No. 04-13).

We have determined that transactions under certain of our buy/sell contracts should be presented net in accordance with Issue No. 04-13. We will apply Issue No. 04-13 effective January 1, 2006 and, accordingly, certain costs included in operating costs in 2005 and 2004 will be included as a reduction of revenues in 2006 and subsequent periods. Our financial position, results of operations or cash flows will not be impacted by the implementation of Issue No. 04-13.

Item 7A.    Qualitative and Quantitative Disclosures About Market Risks

Commodity Price Risk

We use various derivative instruments to manage our exposure to commodity price risk on sales of oil and gas production. All derivative instruments are recorded on the balance sheet at fair value. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value, both realized and unrealized, are recognized currently in our income statement as gain (loss) on mark-to-market derivative contracts. Cash flow is only impacted to the extent the actual settlements under the contracts result in making or receiving a payment from the counterparty. If a derivative is designated as a cash flow hedge and qualifies for hedge accounting, any unrealized gain or loss is deferred in accumulated OCI, a component of Stockholders’ Equity, until the hedged oil and gas production is sold. Realized gains and losses on derivative instruments that are designated as a hedge and qualify for hedge accounting are generally included in oil and gas revenues in the period the hedged volumes are sold. Gains and losses deferred in OCI related to cash flow hedges for which hedge accounting has been discontinued remain in OCI until the related product has been delivered.

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

The collars were not accounted for as hedges, therefore, the $145.4 million loss in the fair value of these instruments was currently recognized in our income statement and there will be no income statement effect subsequent to March 31, 2005. We used hedge accounting for the swaps through March 2005 and as a result the $145.8 million loss in fair value attributable to the swaps has been deferred in OCI and will be recognized as a noncash reduction to oil revenues in 2006 when the hedged production is sold. These payments reduced derivative liabilities on our balance sheet.

In 2005 we entered into a series of transactions that resulted in us now holding NYMEX put options with a strike price of $55.00 per barrel on 50,000 barrels of oil per day in 2006 and 2007. These put options cost an average of $4.91 per barrel for 2006 and $5.57 per barrel for 2007, which will be paid when the options are settled. We have elected not to use hedge accounting for the puts, consequently, the puts are marked-to-market with fair value gains and losses recognized as a gain or loss on mark-to-market derivative contracts on the income statement.

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

At December 31, 2005 we had the following open commodity derivative positions, none of which were designated as hedging instruments:

Period	Instrument Type	Daily Volumes	Average Price	Index
Sales of Crude Oil Production
2006
Jan-Dec	Put options	50,000 Bbls	$55.00 Strike price	WTI
2007
Jan-Dec	Collar	22,000 Bbls	$25.00 Floor-$34.76 Ceiling	WTI
Jan-Dec	Put options	50,000 Bbls	$55.00 Strike price	WTI
2008
Jan-Dec	Collar	22,000 Bbls	$25.00 Floor-$34.76 Ceiling	WTI

Purchases of Natural Gas
2006
Jan-Dec	Call options	30,000 MMBtu	$12.00 Strike price	Socal

The average price for the put options and call options do not reflect the cost to purchase such options.

The fair value of outstanding crude oil and natural gas commodity derivative instruments and the change in fair value that would be expected from a 10% price increase are shown in the table below (in millions):

	December 31,
	2005		2004
	Fair Value	Effect of 10% Price Increase	Fair Value	Effect of 10% Price Increase
Derivatives designated as cash flow hedges	$—	$—	$(111.8)	$(29.6)
Derivatives not designated as hedging instruments	(290.5)	(141.0)	(283.0)	(113.8)

The fair value of the commodity derivative contracts are estimated based on quoted prices from independent reporting services compared to the contract price of the agreement, and approximate the gain or loss that would have been realized if the contracts had been closed out at period end. All positions offset physical positions exposed to the cash market. None of these offsetting physical positions are included in the above table. Price risk sensitivities were calculated by assuming an across-the-board 10% increase in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.

We have NYMEX put options with a strike price of $55.00 per barrel on 50,000 barrels of oil per day in 2006 and 2007. These put options cost an average of $4.91 per barrel for 2006 and $5.57 per barrel for 2007 (a total of $191 million), which will be paid when the options are settled. We also have NYMEX call options with a strike price of $12.00 per MMBtu on 30,000 MMBtu of natural gas per day in 2006. These call options cost an average of $1.04 per MMBtu (a total of $11 million), which will be paid when the options are settled. Such amounts is not included in the fair value of derivatives not designated as hedging instruments in the foregoing table.

The seven financial institutions that are contract counterparties for our derivative commodity contracts all have Standard & Poor’s ratings of A or better and all seven of the financial institutions are participating lenders in our revolving credit facility. At December 31, 2005 we were in a net liability position with all such counterparties.

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

Approximately 85% of our gas production is sold monthly off of industry recognized, published index pricing and the remainder is priced daily on the spot market. Fluctuations between the two pricing mechanisms can significantly impact the overall differential to the Henry Hub.

Interest Rate Risk

We use both fixed and variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Our 7.125% Notes and 8.75% Notes are fixed rate notes and are not subject to market risk. Our senior revolving credit facility and our short-term credit facility have variable rates. At December 31, 2005 $272 million was outstanding under our senior revolving credit facility at an effective interest rate of 5.4%. No amounts were outstanding under our short-term credit facility at December 31, 2005.

Based on the $272 million outstanding under our senior revolving credit facility at December 31, 2005, on an annualized basis a 1% change in the effective interest rate would result in a $2.7 million change in our interest costs.

The following table reflects the carrying amounts and fair values of our fixed and variable rate debt (in millions):

	December 31, 2005
	Carrying Amount	Fair Value
Long-Term Debt
Senior revolving credit facility	$272.0	$272.0
7.125% Notes	248.8	258.8
8.75% Notes	276.5	296.3

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of December 31, 2005 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Not Applicable

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers will be included in an amendment to this Form 10-K or in the proxy statement for the 2006 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2005, and is incorporated by reference to this report.

Directors and Executive Officers of Plains Exploration & Production Company

Listed below are our directors and executive officers, their age as of January 31, 2006 and their business experience for the last five years.

Directors

James C. Flores, age 46, Chairman of the Board, Chief Executive Officer and a Director since September 2002 and President since March 2004.    He has also been a director of Nabors Industries Ltd. since January 2005. He was Chairman of the Board from December 2002 to July 2004 of Plains’ former parent, Plains Resources. He was Chairman of the Board and Chief Executive Officer of Plains Resources from May 2001 to December 2002. He was Co-founder as well as Chairman, Vice Chairman and Chief Executive Officer at various times from 1992 until January 2001 of Ocean Energy, Inc., an oil and gas company. From January 2001 to May 2001 Mr. Flores managed various private investments.

Isaac Arnold, Jr., age 70, Director since May 2004.    He also was a director of Nuevo from 1990 to May 2004. He has been a director of Legacy Holding Company since 1989 and Legacy Trust Company since 1997. He has been a director of Cullen Center Bank & Trust since its inception in 1969 and is a director of Cullen/Frost Bankers, Inc. Mr. Arnold is a trustee of the Museum of Fine Arts and The Texas Heart Institute. Mr. Arnold received his B.B.A. from the University of Houston in 1959.

Alan R. Buckwalter, III, age 58, Director since March 2003.    He retired in January 2003 as Chairman of JPMorgan Chase Bank, South Region, a position he had held since 1998. From 1990 to 1998 he was President of Texas Commerce Bank-Houston, the predecessor entity of JPMorgan Chase Bank. Prior to 1990 Mr. Buckwalter held various executive management positions within the organization. Mr. Buckwalter currently serves on the boards of Service Corporation International, BMC Technologies Inc., the Texas Medical Center, Greater Houston Area Red Cross and St. Luke’s Hospital System. He sits on the Audit Committee and is Chairman of the Compensation Committee for Service Corporation International.

Jerry L. Dees, age 65, Director since September 2002.    He also was a director of Plains Resources from 1997 to December 2002 and has been a director of Geotrace since May 2005. He retired in 1996 as Senior Vice President, Exploration and Land, for Vastar Resources, Inc. (previously ARCO Oil and Gas Company), a position he had held since 1991. From 1987 to 1991 he was Vice President of Exploration and Land for ARCO Alaska, Inc., and from 1985 to 1987 he held various positions as Exploration Manager of ARCO. From 1980 to 1985 Mr. Dees was Manager of Exploration Geophysics for Cox Oil and Gas Producers.

Tom H. Delimitros, age 65, Director since September 2002.    He also was a director of Plains Resources from 1988 to December 2002. He has been a General Partner of AMT Venture Funds, a venture capital firm, since 1989. He is also a director of Tetra Technologies, Inc., a publicly-traded energy services company. He currently serves as Chairman for three privately-owned companies. Previously, he has served as President and CEO for Magna Corporation, (now Baker Petrolite, a unit of Baker Hughes). From 1983 to 1988, Mr. Delimitros was a General Partner of Sunwestern Investment Funds and Senior Vice President of Sunwestern Management, Inc.

Robert L. Gerry III, age 68, Director since May 2004.    He was also a director of Nuevo from 1990 to May 2004. He has been chairman and chief executive officer of Vaalco Energy, Inc., a publicly traded independent oil and gas company which does not compete with Plains, since 1997. From 1994 to 1997, Mr. Gerry was vice chairman of Nuevo. Prior to that, he was president and chief operating officer of Nuevo since its formation in 1990. Mr. Gerry also currently serves as a trustee of Texas Children’s Hospital.

John H. Lollar, age 67, Director since September 2002. He also was a director of Plains Resources from 1995 to December 2002. He has been the Managing Partner of Newgulf Exploration L.P. since December 1996. He is also a director of Lufkin Industries, Inc., a manufacturing firm, where he is a member of the Compensation Committee and Chairman of the Audit Committee. Mr. Lollar was Chairman of the Board, President and Chief Executive Officer of Cabot Oil & Gas Corporation from 1992 to 1995, and President and Chief Operating Officer of Transco Exploration Company from 1982 to 1992.

Executive Officers

James C. Flores, age 46, Chairman of the Board, Chief Executive Officer and a Director since September 2002 and President since March 2004.    He has also been a director of Nabors Industries Ltd. since January 2005. He was Chairman of the Board from December 2002 to July 2004 of Plains’ former parent, Plains Resources. He was Chairman of the Board and Chief Executive Officer of Plains Resources from May 2001 to December 2002. He was Co-founder as well as Chairman, Vice Chairman and Chief Executive Officer at various times from 1992 until January 2001 of Ocean Energy, Inc., an oil and gas company. From January 2001 to May 2001 Mr. Flores managed various private investments.

Thomas M. Gladney, age 52, Executive Vice President—Exploration and Production since June 2003.    He was Plains’ Senior Vice President of Operations from September 2002 to June 2003. He also was Plains Resources’ Senior Vice President of Operations from November 2001 to December 2002. He was President of Arguello Inc., a subsidiary of Plains, from December 1999 to November 2001.

Stephen A. Thorington, age 50, Executive Vice President and Chief Financial Officer since September 2002.    He was also Plains Resources’ Executive Vice President and Chief Financial Officer from February 2003 to June 2004. He was Plains Resources’ Acting Executive Vice President and Chief Financial Officer from December 2002 to February 2003. Previously, he was Senior Vice President—Finance and Corporate Development of Ocean Energy, Inc. from July 2001 to September 2002 and Senior Vice President—Finance, Treasury and Corporate Development of Ocean Energy, Inc. from March 1999 to July 2001.

John F. Wombwell, age 44, Executive Vice President, General Counsel and Secretary since September 2003.    He was also Plains Resources’ Executive Vice President, General Counsel, and Secretary from September 2003 to June 2004. He was previously a Senior Executive Officer with two New York Stock Exchange traded companies, serving as General Counsel of ExpressJet Holdings, Inc. from April 2002 until September 2003 and prior to joining ExpressJet, Mr. Wombwell was General Counsel of Integrated Electrical Services, Inc. from January 1998 to April 2002. Prior to that time, Mr. Wombwell was a partner at the national law firm of Andrews Kurth LLP with a practice focused on representing public companies with respect to corporate and securities matters.

Item 11.    Executive Compensation

Information regarding executive compensation will be included in an amendment to this Form 10-K or in the proxy statement for the 2006 annual meeting of stockholders and is incorporated by reference to this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information regarding beneficial ownership will be included in an amendment to this Form 10-K or in the proxy statement for the 2006 annual meeting of stockholders and is incorporated by reference to this report.

Item 13.    Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions will be included in an amendment to this Form 10-K or in the proxy statement for the 2006 annual meeting of stockholders and is incorporated by reference to this report.

Item 14.    Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be included in an amendment to this Form 10-K or in the proxy statement for the 2006 annual meeting of stockholders and is incorporated by reference to this report.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) (1) and (2) Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” set forth on Page F-1.

(a) (3) Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Plains Exploration & Production Company (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-90974) filed on October 3, 2002 (the “Amendment No. 2 to Form S-1”)).

3.2	Certificate of Amendment to the Certificate of Incorporation of Plains Exploration & Production Company dated May 14, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the period ending June 30, 2004 (the “June 30, 2004 10-Q”)).

3.3	Bylaws of Plains Exploration & Production Company (incorporated by reference to Exhibit 3.2 to the Amendment No. 2 to Form S-1).

4.1	Amended and Restated Indenture, dated as of June 18, 2004, among Plains Exploration & Production Company, Plains E&P Company, the Subsidiary Guarantor Parties Thereto, and J.P. Morgan Chase Bank, as Trustee (including form of 8 3/4% Senior Subordinated Note) (incorporated by reference to Exhibit 4.1 to the June 30, 2004 10-Q).

4.2	First Amendment to Amended and Restated Indenture dated as of June 18, 2004, among PXP, the Subsidiary Guarantors, and JP Morgan Chase Bank, National Association as Trustee, dated as of December 1, 2005 (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed December 6, 2005).

4.3	Second Supplemental Indenture to Amended and Restated Indenture dated as of June 18, 2004, dated as of June 30, 2004, among Plains Exploration & Production Company, Plains E&P Company, the Subsidiary Guarantor Parties Thereto, and J.P. Morgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.2 to the June 30, 2004 10-Q).

4.4	Third Supplemental Indenture to Amended and Restated Indenture dated as of June 18, 2004, dated as of December 30, 2004, among Plains Exploration & Production Company, the Subsidiary Guarantor Parties thereto, Plains Louisiana Inc., PXP Louisiana L.L.C. and J.P. Morgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K for the year ended December 31, 2004 (the “2004 10-K”)).

4.5	Fourth Supplemental Indenture to Amended and Restated Indenture dated as of June 18, 2004, dated as of June 30, 2005, among Plains Exploration & Production Company, the Subsidiary Guarantor Parties thereto and J.P. Morgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the period ending June 30, 2005 (the “June 30, 2005 10-Q”).

4.6	Indenture dated as of June 30, 2004, among Plains Exploration & Production Company, the Subsidiary Guarantor Parties thereto, and Wells Fargo Bank, N.A., as Trustee (including form of 7 1/8% Senior Note) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 (file no. 333-118350) filed on August 18, 2004 (the “August 2004 S-4”)).

Exhibit Number	Description
4.7	First Supplemental Indenture to Indenture dated as of June 30, 2004, dated as of December 30, 2004, among Plains Exploration & Production Company, Plains Louisiana Inc., PXP Louisiana L.L.C., and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.5 to the 2004 10-K).

4.8	Second Supplemental Indenture to Indenture dated as of June 30, 2004, dated as of June 30, 2005, among Plains Exploration & Production Company, the Subsidiary Guarantor Parties thereto, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the June 30, 2005 10-Q).

4.9	First Amendment to Indenture dated as of June 30, 2004, among PXP, the Subsidiary Guarantors and Wells Fargo Bank, N.A. as Trustee, dated as of December 1, 2005 (incorporated by reference to Exhibit 4.02 to the Company’s Current Report on Form 8-K filed December 6, 2005).

4.10	Amended and Restated Credit Agreement dated as of May 16, 2005, among Plains Exploration & Production Company, as borrower, each of the lenders that is a signatory thereto, and J.P. Morgan Chase Bank as administrative agent (incorporated by reference to Exhibit 10.1 to the June 30, 2005 10-Q).

4.11	First Amendment to Amended and Restated Credit Agreement, dated as of November 1, 2005, among Plains Exploration & Production Company, the Guarantors, JPMorgan Chase Bank, N.A. as administrative agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2005).

10.1	Purchase and Sale Agreement made and entered into on March 31, 2005, by and among PXP Texas Limited Partnership, PXP Gulf Coast Inc., and PXP Louisiana LLC, and XTO Energy Inc., (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ending March 31, 2005 (the “March 31, 2005 10-Q”).

10.2	Purchase and Sale Agreement dated as of March 11, 2005, by and between Bentley-Simonson, Inc., and Plains Exploration & Production Company, ((incorporated by reference to Exhibit 10.2 to the March 31, 2005 10-Q).

10.3*	Consulting Agreement, dated as of January 19, 2006, between Montebello Land Company LLC and Cook Hill Properties LLC

10.4*	Consulting Agreement, dated as of January 19, 2006, between Lompoc Land Company LLC and Cook Hill Properties LLC.

10.5*	Consulting Agreement, dated as of January 19, 2006, between Arroyo Grande Land Company LLC and Cook Hill Properties LLC.

10.6	Crude Oil Marketing Agreement, dated as of July 15, 2004, among Plains Exploration & Production Company, Arguello, Inc., PXP Gulf Coast Inc., and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.7 to the 2004 10-K).

10.7	First Amendment to Crude Oil Marketing Agreement, dated as of October 19, 2004, among Plains Exploration & Production Company, Arguello, Inc., PXP Gulf Coast Inc., and Plains Marketing, L.P (incorporated by reference to Exhibit 10.2 to the September 30, 2004 10-Q).

10.8	Crude Oil Purchase Agreement dated February 4, 2000 between Plains Exploration & Production Company (as successor to Nuevo Energy Company) and ConocoPhillips (as successor to Tosco Corporation) (incorporated by reference to Exhibit 10.1 to Nuevo Energy Company’s Current Report on Form 8-K filed February 23, 2000).

Exhibit Number	Description

10.9	Plains Exploration & Production Company 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Amendment No. 1 to Form 10).

10.10	Form of Plains Restricted Stock Agreement under the 2002 Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s 2002 Form 10-K).

10.11	Form of Plains Stock Appreciation Rights Agreement under the 2002 Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s 2002 Form 10-K).

10.12	Form of Restricted Stock Unit Agreement under the 2002 Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s 2002 Form 10-K).

10.13	First Amendment to the Plains Exploration & Production Company 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Amendment No. 1 to Form S-4 (file no. 333-103149) filed on March 27, 2003).

10.14	Plains Exploration & Production Company 2004 Stock Incentive Plan (incorporated by reference to Annex D to the Company’s Amendment No. 1 to Form S-4 (file no. 333-113536) filed on April 12, 2004).

10.15*	Form of Restricted Stock Unit Agreement under the 2004 Incentive Plan.

10.16*	Amended and Restated Executives’ Long-Term Retention and Deferred Compensation effective as of February 10, 2006.

10.17	Long-Term Retention and Deferral Agreement for James C. Flores (incorporated by reference to Exhibit 10.3 to the June 30, 2005 10-Q).

10.18	Long-Term Retention and Deferral Agreement for Executive Vice Presidents (incorporated by reference to Exhibit 10.4 to the June 30, 2005 10-Q).

10.19*	First Amendment to Long-Term Retention and Deferral Agreement for James C. Flores.

10.20*	First Amendment to Long-Term Retention and Deferral Agreement for Executive Vice Presidents.

10.21	Employment Agreement, dated as of June 9, 2004, between Plains Exploration & Production Company and James C. Flores (incorporated by reference to Exhibit 10.20 to the 2004 10-K).

10.22	Employment Agreement, dated as of June 9, 2004, between Plains Exploration & Production Company and Stephen A. Thorington (incorporated by reference to Exhibit 10.21 to the 2004 10-K).

10.23	Employment Agreement, dated as of June 9, 2004, between Plains Exploration & Production Company and John F. Wombwell (incorporated by reference to Exhibit 10.22 to the 2004 10-K).

10.24	Employment Agreement dated as of June 9, 2004, between Plains Exploration & Production Company and Thomas M. Gladney (incorporated by reference to Exhibit 10.23 to the 2004 10-K).

10.25*	First Amendment to Employment Agreement, dated as of February 10, 2006, between Plains Exploration & Production Company and James C. Flores.

10.26*	First Amendment to Employment Agreement, dated as of February 10, 2006, between Plains Exploration & Production Company and Stephen A. Thorington.

Exhibit Number	Description
10.27*	First Amendment to Employment Agreement, dated as of February 10, 2006, between Plains Exploration & Production Company and John F. Wombwell.

10.28*	First Amendment to Employment Agreement, dated as of February 10, 2006, between Plains Exploration & Production Company and Thomas M. Gladney.

10.29	Form of Election for Director Deferral of Restricted Stock Awards (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 4, 2005).

21.1*	List of Subsidiaries of Plains Exploration & Production Company.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

23.3*	Consent of Ryder Scott Company.

31.1*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer.

32.1**	Section 1350 Certificate of the Chief Executive Officer.

32.2**	Section 1350 Certificate of the Chief Financial Officer.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY

Date: March 9, 2006	/s/ JAMES C. FLORES
James C. Flores, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 9, 2006	/s/ JAMES C. FLORES
James C. Flores, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2006	/s/ ISAAC ARNOLD, JR.
Isaac Arnold, Jr., Director

Date: March 9, 2006	/s/ ALAN R. BUCKWALTER, III
Alan R. Buckwalter, III, Director

Date: March 9, 2006	/s/ JERRY L. DEES
Jerry L. Dees, Director

Date: March 9, 2006	/s/ TOM H. DELIMITROS
Tom H. Delimitros, Director

Date: March 9, 2006	/s/ ROBERT L. GERRY, III
Robert L. Gerry, III, Director

Date: March 9, 2006	/s/ JOHN H. LOLLAR
John H. Lollar, Director

Date: March 9, 2006	/s/ STEPHEN A. THORINGTON
Stephen A. Thorington, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 9, 2006	/s/ CYNTHIA A. FEEBACK
Cynthia A. Feeback, Vice President / Controller and Chief Accounting Officer (Principal Accounting Officer)

PLAINS EXPLORATION & PRODUCTION COMPANY

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders

of Plains Exploration & Production Company:

We have completed integrated audits of Plains Exploration & Production Company’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plains Exploration & Production Company and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, on January 1, 2003, the Company changed its method of accounting for its asset retirement obligations in connection with its adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Houston, Texas

March 9, 2006

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)

	December 31,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$1,552	$1,545
Accounts receivable	148,691	122,288
Inventories	10,325	8,505
Deferred income taxes	128,816	76,823
Assets held for sale	—	44,222
Other current assets	3,948	4,784

	293,332	258,167

Property and Equipment, at cost
Oil and natural gas properties—full cost method
Subject to amortization	2,604,892	2,402,179
Not subject to amortization	112,204	79,405
Other property and equipment	16,282	12,546

	2,733,378	2,494,130
Less allowance for depreciation, depletion and amortization	(498,075)	(323,041)

	2,235,303	2,171,089

Goodwill	173,858	170,467

Other Assets	39,449	33,522

	$2,741,942	$2,633,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$122,996	$90,469
Commodity derivative contracts	85,596	175,473
Royalties payable	43,279	39,174
Stock appreciation rights	55,170	34,589
Interest payable	13,000	13,070
Deposit on assets held for sale	—	40,711
Other current liabilities	43,957	32,909

	363,998	426,395

Long-Term Debt
Revolving credit facility	272,000	110,000
8.75% Senior Subordinated Notes	276,538	276,727
7.125% Senior Notes	248,837	248,741

	797,375	635,468

Other Long-Term Liabilities
Asset retirement obligation	155,865	126,850
Commodity derivative contracts	440,543	244,140
Other	7,014	10,534

	603,422	381,524

Deferred Income Taxes	258,810	319,483

Commitments and Contingencies (Note 10)
Stockholders’ Equity
Common stock, $0.01 par value, 150.0 million shares authorized, 78.4 million and 77.2 million issued and outstanding at December 31, 2005 and December 31, 2004, respectively	784	772
Additional paid-in capital	940,988	913,466
Retained earnings (deficit)	(133,664)	80,406
Accumulated other comprehensive income	(89,566)	(123,874)
Treasury stock, at cost	(205)	(395)

	718,337	870,375

	$2,741,942	$2,633,245

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues
Oil sales	$873,121	$593,809	$249,500
Oil hedging	(139,089)	(145,753)	(51,352)
Gas sales
Sales related to buy/sell contracts	36,940	23,245	—
Other	172,853	204,223	91,267
Gas hedging	(3,057)	(6,108)	13,787
Other operating revenues	3,652	2,290	888

	944,420	671,706	304,090

Costs and Expenses
Production costs
Lease operating expenses	140,595	122,540	66,858
Steam gas costs
Costs related to buy/sell contracts	38,975	23,453	—
Other	39,302	17,068	2,841
Electricity	31,817	30,137	22,385
Production and ad valorem taxes	24,478	22,332	10,125
Gathering and transportation expenses	10,125	7,550	2,610
General and administrative	127,513	85,197	43,158
Provision for legal and regulatory settlements	—	6,845	—
Depreciation, depletion and amortization	180,337	139,422	49,847
Accretion	7,578	8,563	2,637

	600,720	463,107	200,461

Income from Operations	343,700	208,599	103,629
Other Income (Expense)
Interest expense	(55,421)	(37,294)	(23,778)
Debt extinguishment costs	—	(19,691)	—
Gain (loss) on mark-to-market derivative contracts	(636,473)	(150,314)	847
Interest and other income (expense)	3,324	723	(159)

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(344,870)	2,023	80,539
Income tax (expense) benefit
Current	229	(375)	(1,224)
Deferred	130,629	7,192	(32,228)

Income (Loss) Before Cumulative Effect of Accounting Change	(214,012)	8,840	47,087
Cumulative effect of accounting change, net of tax expense	—	—	12,324

Net Income (Loss)	$(214,012)	$8,840	$59,411

Earnings (loss) per share, basic and diluted
Income (loss) before cumulative effect of accounting change	$(2.75)	$0.14	$1.41
Cumulative effect of accounting change	—	—	0.37

Net income (loss)	$(2.75)	$0.14	$1.78

Weighted Average Shares Outstanding
Basic	77,726	63,542	33,321

Diluted	77,726	64,014	33,469

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(214,012)	$8,840	$59,411
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	187,915	147,985	52,484
Deferred income taxes	(130,629)	(7,192)	32,228
Debt extinguishment costs	—	(4,453)	—
Cumulative effect of adoption of accounting change	—	—	(12,324)
Commodity derivative contracts
Loss (gain) on derivatives	300,152	49,841	(847)
Reclassify financing derivative settlements	459,450	103,521	—
Noncash compensation
Stock appreciation rights	17,354	20,268	15,895
Other	37,917	8,092	1,190
Other noncash items	(93)	(144)	123
Change in assets and liabilities from operating activities, net of effect of acquisitions
Accounts receivable and other assets	(29,651)	(15,982)	(3,548)
Inventories	(1,762)	(1,947)	91
Accounts payable and other liabilities	(24,269)	34,722	(28,317)
Commodity derivative contracts	(139,038)	19,668	1,892

Net cash provided by operating activities	463,334	363,219	118,278

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(509,127)	(211,387)	(122,070)
Acquisition of Nuevo Energy Company, net of cash acquired	—	(14,156)	—
Acquisition of 3TEC Energy Corporation, net of cash acquired	—	—	(267,546)
Proceeds from sales of properties	346,450	238,989	23,420
Other property and equipment	(5,743)	(8,032)	(2,514)

Net cash (used in) provided by investing activities	(168,420)	5,414	(368,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	1,504,200	1,044,850	471,600
Repayments	(1,342,200)	(1,145,850)	(296,400)
Proceeds from issuance of 7.125% Senior Notes	—	248,695	—
Proceeds from issuance of 8.75% Senior Subordinated Notes	—	—	80,061
Retirement of debt assumed in acquisition of Nuevo Energy Company	—	(405,000)	—
Costs incurred in connection with financing arrangements	(1,600)	(9,325)	(4,349)
Derivative settlements	(459,450)	(103,521)	—
Other	4,143	1,686	(131)

Net cash (used in) provided by financing activities	(294,907)	(368,465)	250,781

Net increase in cash and cash equivalents	7	168	349
Cash and cash equivalents, beginning of period	1,545	1,377	1,028

Cash and cash equivalents, end of period	$1,552	$1,545	$1,377

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands of dollars)

	Year Ended December 31,
	2005	2004	2003
Net Income (Loss)	$(214,012)	$8,840	$59,411

Other Comprehensive Income (Loss)
Commodity hedging contracts
Change in fair value	(82,942)	(287,186)	(83,288)
Reclassification adjustment for settled contracts	31,884	152,983	37,565
Reclassification adjustment for terminated contracts	106,165	—	—
Related tax benefit (expense)	(20,799)	50,617	17,999
Other
Interest rate swap and minimum pension liability	—	250	239
Related tax benefit (expense)	—	(99)	(96)

	34,308	(83,435)	(27,581)

Comprehensive Income (Loss)	$(179,704)	$(74,595)	$31,830

See notes to consolidated financial statements.

PLAINS EXPLORATION AND PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(share and dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2002	24,224	$244	$174,279	$12,155	$(12,858)	$—	$—	$173,820
Net income	—	—	—	59,411	—	—	—	59,411
Cash contribution by
Plains Resources Inc.	—	—	510	—	—	—	—	510
Acquisition of 3TEC Energy Corporation	16,071	159	152,027	—	—	—	—	152,186
Issuance of common stock	5	—	62	—	—	—	—	62
Restricted stock awards
Issuance of restricted stock	16	—	—	—	—	(17)	(130)	(130)
Deferred compensation	—	—	2,887	—	—	—	—	2,887
Spin-off by Plains Resources Inc.	—	—	(6,909)	—	—	—	—	(6,909)
Other comprehensive income	—	—	—	—	(27,581)	—	—	(27,581)

Balance at December 31, 2003	40,316	403	322,856	71,566	(40,439)	(17)	(130)	354,256
Net income	—	—	—	8,840	—	—	—	8,840
Acquisition of Nuevo Energy Company
Issuance of common stock	36,486	365	574,658	—	—	—	—	575,023
Other	—	—	4,389	—	—	—	—	4,389
Restricted stock awards	—		—	—	—	—	—	—
Issuance of restricted stock	235	3	—	—	—	—	—	3
Deferred compensation	—	—	8,082	—	—	—	—	8,082
Treasury stock transactions	—	—	—	—	—	(15)	(265)	(265)
Other comprehensive income	—	—	—	—	(83,435)	—	—	(83,435)
Exercise of stock options and other	142	1	3,481	—	—	—	—	3,482

Balance at December 31, 2004	77,179	772	913,466	80,406	(123,874)	(32)	(395)	870,375
Net loss	—	—	—	(214,012)	—	—	—	(214,012)
Restricted stock awards	—		—	—	—	—	—	—
Issuance of restricted stock	1,010	10	—	—	—	—	—	10
Deferred compensation	—	—	21,882	—	—	—	—	21,882
Treasury stock transactions	—	—	(337)	(58)	—	27	190	(205)
Other comprehensive income	—	—	—	—	34,308	—	—	34,308
Exercise of stock options and other	227	2	5,977	—	—	—	—	5,979

Balance at December 31, 2005	78,416	$784	$940,988	$(133,664)	$(89,566)	(5)	$(205)	$718,337

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Significant Accounting Policies

Organization

The consolidated financial statements of Plains Exploration & Production Company, a Delaware corporation, (“PXP”, “us”, “our”, or “we”) include the accounts of all its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year statements to conform to the current year presentation.

We are an independent energy company that is engaged in the “upstream” oil and gas business. The upstream business acquires, exploits, develops, explores for and produces oil and gas. Our upstream activities are all located in the United States.

On December 18, 2002 Plains Resources Inc. (“Plains Resources”, now known as Vulcan Energy Corporation) distributed 100% of the issued and outstanding shares of our common stock to the holders of record of Plains Resources’ common stock (the “spin-off”).

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

Other Property and Equipment.    Other property and equipment is recorded at cost and consists primarily of aircraft, office furniture and fixtures and computer hardware and software. Acquisitions,

renewals, and betterments are capitalized; maintenance and repairs are expensed. Depreciation is provided using the straight-line method over estimated useful lives of three to ten years. Net gains or losses on property and equipment disposed of are included in operating income in the period in which the transaction occurs.

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

Cash and Cash Equivalents.    Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid instruments with original maturities of three months or less. At December 31, 2005 and 2004, the majority of cash and cash equivalents was concentrated in one institution and at times may exceed federally insured limits. We periodically assess the financial condition of the institution and believe that any possible credit risk is minimal. Accounts payable at December 31, 2005 and 2004 includes $15.0 million and $14.4 million, respectively, representing outstanding checks that had not been presented for payment.

Inventory.    Oil inventories are carried at the lower of the cost to produce or market value and materials and supplies inventories are stated at the lower of cost or market with cost determined on an average cost method. Inventory consists of the following (in thousands):

	December 31,
	2005	2004
Oil	$2,099	$1,526
Materials and supplies	8,226	6,979

	$10,325	$8,505

Other Assets.    Other assets consists of the following (in thousands):

	December 31,
	2005	2004
Land	$16,584	$13,873
Debt issue costs, net	13,584	15,131
Other	9,281	4,518

	$39,449	$33,522

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized using the straight-line method over the term of the related debt. Use of the straight-line method does not differ materially from the “effective interest” method of amortization.

Federal and State Income Taxes.    Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

Revenue Recognition.    Oil and gas revenue from our interests in producing wells is recognized when the production is delivered and the title transfers.

General and Administrative Expense.    Our general and administrative (“G&A”) expense consists of (in thousands):

	Year Ended December 31,
	2005	2004	2003
G&A excluding items below	$50,321	$35,394	$18,694
Stock appreciation rights	39,856	35,464	18,010
Other stock-based compensation	37,336	8,092	1,190
Merger related costs	—	6,247	5,264

	$127,513	$85,197	$43,158

Derivative Financial Instruments.    We use various derivative instruments to manage our exposure to commodity price risk on sales of oil and gas production. The derivative instruments currently consist of oil and gas swaps, collars and option contracts entered into with financial institutions. We do not enter into derivative instruments for speculative trading purposes. Derivative instruments utilized to manage commodity price risk are accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”). See Note 3.

Earnings Per Share.    Weighted average shares outstanding for computing basic and diluted earnings for the years ended December 31, 2005, 2004 and 2003 were (in thousands):

	Year Ended December 31,
	2005	2004	2003
Common shares outstanding—basic	77,726	63,542	33,321
Unvested restricted stock, restricted stock units and stock options	—	472	148

Common shares outstanding—diluted	77,726	64,014	33,469

Due to our net loss in 2005 our unvested restricted stock, restricted stock units and stock options (796,000 equivalent shares) were not included in computing earnings per share because the effect was antidilutive. In computing earnings per share, no adjustments were made to reported net income.

Goodwill.    In a purchase transaction, goodwill represents the excess of the purchase price plus the liabilities assumed, including deferred income taxes recorded in connection with the transaction, over the fair value of the net assets acquired. Goodwill is not amortized, but instead must be tested annually for impairment by applying a fair-value based test. We perform our goodwill impairment test annually on December 31. Goodwill is deemed impaired to the extent of any excess of its carrying amount over the residual fair value of the reporting unit. Such impairment could significantly reduce earnings during the period in which the impairment occurs and would result in a corresponding reduction to goodwill and stockholders’ equity. The most significant factors that could result in the impairment of our goodwill would be significant declines in oil and gas prices and/or estimated reserve volumes which would result in a decline in the fair value of our oil and gas properties. We follow the full cost method of accounting and all of our operations are located in the United States. We have determined that for the purpose of performing an impairment test, the Company is the reporting unit.

In 2005 we completed our evaluation of the assets acquired and liabilities assumed at the time of our 2004 acquisition of Nuevo Energy Company (“Nuevo”, see Note 2) and during 2005 goodwill related to the acquisition was increased by $1.0 million. Goodwill at December 31, 2005 includes $2.4 million that was included in Oil and Natural Gas Properties—Subject to Amortization at December 31, 2004.

Business Segment Information.    SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information about operating segments. We acquire, exploit, develop, explore for and produce oil and gas and all of our operations are located in the United States. Our corporate management team that administers all properties as a whole rather than as discrete operating segments. We track basic operational data by area, however, we measure financial performance as a single enterprise and not on an area-by-area basis. We allocate capital resources on a project-by-project basis across our entire asset base to maximize profitability without regard to individual areas or segments. Accordingly, we have one operating segment, our oil and gas operations in the United States.

Stock Based Compensation.    We account for stock based compensation using the intrinsic value method pursuant to Accounting Principles Bulletin No. 25 “Accounting for Stock Issued to Employees”. No adjustments to our net income or earnings per share would be required under SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”). See Note 7.

In December 2004 the FASB issued SFAS No.123R “Share-Based Payment” (“SFAS 123R”) that requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB 25. Public entities (other than those filing as small business issuers) were originally required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005 the SEC announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The Commission’s new rule allows registrants to implement SFAS 123R at the beginning of their next fiscal year.

We will adopt SFAS 123R effective January 1, 2006 using the “modified prospective approach” as allowed under SFAS 123R. Under this approach, the valuation of equity instruments (i.e., restricted stock and restricted stock units) granted prior to the adoption of 123R will not be affected, however, the valuation of liability instruments (i.e., stock appreciation rights, or “SARs”) granted prior to the adoption of 123R will be revalued under a fair value approach instead of the previously applied intrinsic valuation. In addition, SFAS 123R requires us to begin estimating expected future forfeitures under each stock compensation plan. We are completing our assessment of SFAS 123R and the effect it will have on our financial statements.

Recent Accounting Pronouncements.    In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in SFAS 143.” A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the company. FIN 47 states that a company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. FIN 47 is intended to provide more information about long-lived assets and future cash outflows for these obligations and more consistent recognition of these liabilities. Our financial position, results of operations or cash flows were not impacted by the implementation of FIN 47.

In June 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle by requiring voluntary changes in accounting principles to be reported using retrospective application, unless impracticable to do so. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Application is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS 154 on January 1, 2006 and we do not believe that our financial position, results of operations or cash flows will be impacted.

Buy/Sell Contracts.    Steam generators utilized in our thermal recovery operations in California are fueled by natural gas. In certain instances we have entered into buy/sell contracts that allow us to exchange gas we produce elsewhere for gas delivered to and used in thermal recovery operations. We did not enter into buy/sell contracts in periods prior to our acquisition of Nuevo Energy Company in May 2004.

In September 2005 in Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” the EITF reached a consensus that two or more inventory transactions with the same counterparty should be viewed as a single nonmonetary transaction if the transactions were entered into in contemplation of one another (as determined in accordance with Issue No. 04-13). We have determined that transactions under certain of our buy/sell contracts should be presented net in accordance with Issue No. 04-13. We will apply Issue No. 04-13 effective January 1, 2006 and, accordingly, certain costs included in operating costs in 2005 and 2004 will be included as a reduction of revenues in 2006 and subsequent periods. Our financial position, results of operations and cash flows will not be impacted by the implementation of Issue No. 04-13.

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

(in thousands, except share price)
Shares of PXP common stock issued	$36,486
Average PXP stock price	15.76

Fair value of PXP common stock issued	$575,023
Fair value of Nuevo stock options assumed by Plains	4,389
Tender offer for Nuevo stock options	17,056
Estimated merger expenses	36,652

Total estimated purchase price before liabilities assumed	633,120
Fair value of liabilities :
Senior Subordinated Notes	162,945
Bank Credit Facility	140,000
TECONS	103,815
Current liabilities (1)	207,957
Other noncurrent liabilities	33,583
Deferred income tax liabilities	221,803
Asset retirement obligation	128,053

Total estimated purchase price plus liabilities assumed	$1,631,276

Fair value of assets acquired:
Current assets (including deferred income taxes of $42,367)	$250,821
Oil and gas properties
Subject to amortization	1,208,020
Not subject to amortization	137,457
Other noncurrent assets	8,599
Goodwill	26,379

Total estimated fair value of assets acquired	$1,631,276

(1)	$47,776,000 of accrued liabilities are included under the captions tender offer for Nuevo stock options and estimated merger expenses.

We acquired Nuevo to allow us to take advantage of the synergies resulting in significant cost savings and because of the complementary nature of Nuevo’s assets and operations onshore and offshore California to our existing asset base. The allocation of purchase price includes $26.4 million of goodwill. The goodwill is related to deferred income tax liabilities recorded due to purchase accounting rules that require that deferred taxes be recorded at undiscounted amounts. The allocation of purchase price to oil and gas properties is based on our estimate of the fair value of such properties on a discounted, after-tax basis. The goodwill is not deductible for income tax purposes.

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

3TEC Energy Corporation

On June 4, 2003, we acquired 3TEC (the “3TEC acquisition”), for approximately $312.9 million in cash and common stock plus $90.0 million to retire 3TEC’s outstanding debt. Each 3TEC common share was converted into 0.85 of a share of our common stock and $8.50 in cash. In connection with the 3TEC acquisition, we paid cash consideration to the common shareholders of approximately $152.4 million and issued 15.3 million common shares. In addition, we paid cash consideration of $8.3 million and issued 0.8 million common shares to redeem outstanding warrants. The cash portion of the purchase price was funded by the issuance of $75.0 million of senior subordinated notes and amounts borrowed under our revolving credit facility. We have accounted for the 3TEC acquisition as a purchase effective June 1, 2003.

The calculation of the purchase price and the allocation to assets and liabilities as of June 4, 2003 are shown below. The average PXP common stock price is based on the average closing price of PXP common stock during the five business days commencing two business days before the merger was announced.

(in thousands, except share price)
Shares of PXP common stock issued	16,071
Average PXP stock price	$9.47

Fair value of PXP common stock issued	$152,186
Cash to 3TEC stockholders and warrantholders	160,720
Estimated merger expenses	5,041

Total estimated purchase price before liabilities assumed	317,947
Fair value of liabilities :
3TEC debt (including accrued interest)	90,065
Current liabilities	73,570
Other noncurrent liabilities	254
Deferred income tax liabilities	40,281
Asset retirement obligation	4,577

Total estimated purchase price plus liabilities assumed	$526,694

Fair value of assets acquired:
Current assets	$23,525
Oil and gas properties
Subject to amortization	294,356
Not subject to amortization	61,116
Other noncurrent assets	218
Goodwill	147,479

Total estimated fair value of assets acquired	$526,694

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

	Year Ended December 31,
(in thousands, except per share data)	2004	2003
Revenues	$806,637	$706,250
Income from operations	228,152	189,115
Income from continuing operations	1,053	51,037
Discontinued operations and cumulative effect of accounting changes	—	26,575
Net income	1,053	77,612
Basic earnings per share
Income from continuing operations	$0.01	$0.67
Discontinued operations and cumulative effect of accounting changes	—	0.35
Net income	0.01	1.02
Diluted earnings per share
Income from continuing operations	$0.01	$0.66
Discontinued operations and cumulative effect of accounting changes	—	0.34
Net income	0.01	1.00
Weighted average shares outstanding
Basic	76,902	76,686
Diluted	77,374	77,240

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

Elimination of 2006 Swap & Collar Positions

In May 2005 we completed a series of transactions that eliminated all of our 2006 oil price swaps and collars at a pre-tax cost of $292.7 million. Approximately $145.4 million of this amount is attributable to 2006 collars for 22,000 barrels of oil per day with a floor price of $25.00 and an average ceiling price of $34.76. The collars were not accounted for as hedges, therefore, the $145.4 million loss in the fair value of these instruments is recognized in our income statement and there will be no income statement effect in 2006. Approximately $147.3 million of the cost is attributable to 2006 swaps for 15,000 barrels of oil per day at an average price of $25.28. We used hedge accounting for the swaps through March 2005 and as a result the $145.8 million loss in fair value attributable to the swaps has been deferred in OCI and will be recognized as a noncash reduction to oil revenues in 2006 when the hedged production is sold.

Under SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, the collars were deemed to contain a significant financing element because they included off-market terms. Accordingly, the $145.4 million cash payment for the collars is reflected as a financing cash outflow in our 2005 statement of cash flows. The $147.3 million cash payment for the swaps is reflected as an operating cash outflow in our 2005 statement of cash flows. These payments reduced derivative liabilities on our balance sheet.

Floors for 2006 and 2007 Oil Production

In 2005 we entered into a series of transactions that resulted in us now holding NYMEX put options with a strike price of $55.00 per barrel on 50,000 barrels of oil per day in 2006 and 2007. These put options cost an average of $4.91 per barrel for 2006 and $5.57 per barrel for 2007, which will be paid when the options are settled. We have elected not to use hedge accounting for the puts, consequently, the puts will be marked-to-market with fair value gains and losses recognized as a gain or loss on mark-to-market derivative contracts on the income statement.

Ceilings for 2006 Natural Gas Purchases

We purchase natural gas that is utilized in our steam flood operations. In 2005 we acquired NYMEX call options with a strike price of $12.00 per MMBtu on 30,000 MMBtu of natural gas per day in 2006. These call options cost an average of $1.04 per MMBtu, which will be paid when the options are settled. We have elected not to use hedge accounting for the calls, consequently, the calls will be marked-to-market with fair value gains and losses recognized as a gain or loss on mark-to-market derivative contracts on the income statement.

At December 31, 2005 we had the following open commodity derivative positions, none of which were designated as hedging instruments:

Period	Instrument Type	Daily Volumes	Average Price	Index
Sales of Crude Oil Production
2006
Jan - Dec	Put options	50,000 Bbls	$55.00 Strike price	WTI
2007
Jan - Dec	Collar	22,000 Bbls	$25.00 Floor - $34.76 Ceiling	WTI
Jan - Dec	Put options	50,000 Bbls	$55.00 Strike price	WTI
2008
Jan - Dec	Collar	22,000 Bbls	$34.76 Ceiling	WTI
Purchases of Natural Gas
2006
Jan - Dec	Call options	30,000 MMBtu	$12.00 Strike price	Socal

The average strike price for the put options and call options do not reflect the cost to purchase such options.

During the years ended December 31, 2005 and 2004 we recognized pre-tax losses of $636.5 million and $150.3 million, respectively, from derivatives that do not qualify for hedge accounting. During such periods we made cash payments of $280.0 million and $32.2 million, respectively, on derivatives that do not qualify for hedge accounting that settled during the periods. In addition, in 2005 we made a $145.4 million cash payment to eliminate our 2006 oil price collars.

Other Comprehensive Income

During the years ended December 31, 2005, 2004 and 2003, net deferred losses of $138.0 million (including $0.1 million for ineffectiveness), $153.0 million (including $1.3 million for ineffectiveness) and $37.6 million, respectively, were reclassified from OCI and charged to oil and gas revenues and steam gas costs. At December 31, 2005 OCI consisted of $145.8 million ($89.6 million, net of tax) of deferred losses attributable to the cancelled 2006 swaps that will be reclassified to oil revenue in 2006. At December 31, 2004, OCI consisted of $200.9 million ($123.9 million after tax) of unrealized losses on our open hedging instruments, including $106.2 million ($65.5 million, net of tax) of deferred losses attributable to the cancelled 2005 swaps.

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

The following table reflects the changes in our asset retirement obligation during the period (in thousands):

	Year Ended December 31,
	2005	2004	2003
Asset retirement obligation—beginning of period	$130,469	$33,735	$26,540
Liabilities incurred
Nuevo acquisition	—	128,053	—
Other acquisitions	12,613	—	4,577
Property dispositions and other	(2,848)	(38,717)	(469)
Settlements	(1,735)	(218)	(415)
Change in estimate	11,443	(2,184)	—
Accretion expense	7,541	8,563	2,637
Asset retirement additions	3,472	1,237	865

Asset retirement obligation—end of period (1)	$160,955	$130,469	$33,735

(1)	$5.1 million and $3.6 million included in current liabilities at December 31, 2005 and 2004, respectively.

Note 5—Long-Term Debt

At December 31, 2005 and 2004, long-term debt consisted of (in thousands):

	December 31,
	2005	2004
Senior revolving credit facility	$272,000	$110,000
8.75% senior subordinated notes, including unamortized premium of $1.5 million in 2005 and $1.7 million in 2004	276,538	276,727
7.125% senior notes, including unamortized discount of $1.2 million in 2005 and $1.3 million in 2004	248,837	248,741

	$797,375	$635,468

Aggregate total maturities of long-term debt in the next five years are as follows: 2006—$0.0 million; 2007—$0.0 million; 2008—$0.0 million; 2009—$0.0 million; 2010—$272.0 million.

Senior Revolving Credit Facility.    On May 16, 2005, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) which established the facility size at $750 million. The borrowing base is redetermined on a semi-annual basis, with PXP and the lenders each having the right to one annual interim unscheduled redetermination, and may be adjusted based on PXP’s oil and gas properties, reserves, other indebtedness and other relevant factors. Our borrowing base was redetermined to be $1.2 billion in November 2005. We have not elected to seek an increase in the size of our credit facility. Additionally, the Amended Credit Agreement contains a $75 million sub-limit for letters of credit. The Amended Credit Agreement matures on May 16, 2010. Collateral consists of 100% of the shares of stock of all our domestic subsidiaries and mortgages covering at least 80% of the total present value of our domestic oil and gas properties.

Amounts borrowed under the Amended Credit Agreement bear an annual interest rate, at our election, equal to either: (i) the Eurodollar rate, which is based on LIBOR, plus a margin ranging from 1.00% to 1.75%; or (ii) the greatest of (1) the prime rate, as determined by JPMorgan Chase Bank, (2) the certificate of deposit rate, plus 1.0%, or (3) the federal funds rate, plus 0.5%; plus an additional variable amount ranging from 0% to 0.5% for each of (1)-(3). The additional variable amount of interest payable on outstanding borrowings is based on (1) the utilization rate as a percentage of the total amount of funds borrowed under the Amended Credit Agreement to the borrowing base and (2) our long-term debt rating. Commitment fees and letter of credit fees under the Amended Credit Agreement are based on the utilization rate and our long-term debt rating. Commitment fees range from 0.25% to 0.5% of the amount available for borrowing. Letter of credit fees range from 1.00% to 1.75%. The issuer of any letter of credit receives an issuing fee of 0.125% of the undrawn amount. The effective interest rate on our borrowings under the Amended Credit Agreement was 5.4% at December 31, 2005.

The Amended Credit Agreement contains negative covenants that limit our ability, as well as the ability of our restricted subsidiaries, among other things, to incur additional debt, pay dividends on stock, make distributions of cash or property, change the nature of our business or operations, redeem stock or redeem subordinated debt, make investments, create liens, enter into leases, sell assets, sell capital stock of subsidiaries, guarantee other indebtedness, enter into agreements that restrict dividends from subsidiaries, enter into certain types of swap agreements, enter into gas imbalance or take-or-pay arrangements, merge or consolidate and enter into transactions with affiliates. a current ratio, which includes availability under the Amended Credit Agreement, of at least 1.0 to 1.0 and a ratio of debt to EBITDAX (as defined) of no greater than 4.25 to 1.00.

At December 31, 2005, we had $272.0 million in borrowings and $6.9 million in letters of credit outstanding under the Amended Credit Agreement. At that date we were in compliance with the covenants contained in the Amended Credit Agreement and could have borrowed the full amount available under the Amended Credit Agreement.

7.125% Senior Notes.    On December 31, 2005 we had $250.0 million principal amount of ten year senior unsecured notes due 2014 (the “7.125% Notes”) outstanding. The 7.125% Notes were issued at 99.478% and bear interest at 7.125% with a yield to maturity of 7.2%. During the period from June 15, 2009 to June 14, 2012, we may redeem all or part of the 7.125% Notes at our option, at rates varying from 103.563% to 101.188% of the principal amount and at 100% of the principal amount thereafter. In addition, before June 15, 2009, we may redeem all or part of the 7.125% Notes at the make-whole price set forth under the indenture. At any time prior to June 15, 2007, we may redeem up to 35% of the 7.125% Notes with the net cash proceeds of certain equity offerings at the redemption price set forth under the indenture. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the 7.125% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase.

The 7.125% Notes are our unsecured general obligations and are jointly and severally guaranteed on a full, unconditional basis by all of our existing and future domestic restricted subsidiaries.

8.75% Senior Subordinated Notes.    At December 31, 2005, we had $275.0 million principal amount of 8.75% Senior Subordinated Notes due 2012 (the “8.75% Notes”) outstanding. The 8.75% Notes are not redeemable until July 1, 2007. During the period from July 1, 2007 to June 30, 2010 they are redeemable, at our option, at rates varying from 104.375% to 101.458% of the principal amount and at 100% of the principal amount thereafter. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the 8.75% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase.

The 8.75% Notes are our unsecured general obligations, are subordinated in right of payment to all of our existing and future senior indebtedness and are jointly and severally guaranteed on a full, unconditional basis by all of our existing and future domestic restricted subsidiaries.

The indentures governing the 8.75% Notes and the 7.125% Notes contain covenants that limit our ability, as well as the ability of our subsidiaries, among other things, to incur additional indebtedness, make certain investments, pay dividends, or make other distributions on capital stock or redeem or repurchase capital stock or subordinated indebtedness, sell assets, incur dividends or other payment restrictions affecting subsidiaries, enter into transactions with affiliates, create liens, merge, consolidate and transfer assets and enter into different lines of business.

Short-term Credit Facility.    In May 2005 we amended our uncommitted short-term credit facility to extend its term and increase the facility size. We may make borrowings from time to time until May 27, 2006, not to exceed at any time the maximum principal amount of $25.0 million. No advance under the short-term facility may have a term exceeding fourteen days and all amounts outstanding are due and payable no later than May 27, 2006. Each advance under the short-term facility shall bear interest at a rate per annum mutually agreed on by the bank and the Company. No amounts were outstanding under the short-term credit facility at December 31, 2005.

Debt Extinguishment Costs.    In connection with the retirement of the debt assumed in the acquisition of Nuevo we recorded $19.7 million of debt extinguishment costs related to the repurchase of all $150 million of Nuevo’s outstanding 9 3/8% Senior Subordinated Notes and all $118 million aggregate principal amount of Nuevo’s 5.75% Convertible Subordinated Debentures due December 15, 2026.

Note 6—Related Party Transactions

Our Chief Executive Officer is a director of Vulcan Energy Corporation (“Vulcan Energy”, formerly known as Plains Resources) and until August 2005 held an interest in the general partner of Plains All American Pipeline, L.P. (“PAA”), a publicly traded master limited partnership. PAA is also an affiliate of Vulcan Energy. PAA is the marketer/purchaser for a portion of our oil production, including the royalty share of production, under a marketing agreement that provides that PAA will purchase for resale at market prices certain of our oil production. PAA charges a marketing fee of either $0.20 or $0.15 per barrel based upon the contract the barrels are resold under. During the years ended December 31, 2005, 2004 and 2003, the following amounts were recorded with respect to such transactions (in thousands of dollars):

	Year Ended December 31,
	2005	2004	2003
Sales of oil to PAA
PXP’s share	$357,174	$274,447	$238,663
Royalty owners’ share	65,782	54,208	45,703

	$422,956	$328,655	$284,366

Charges for PAA marketing fees	$1,233	$1,427	$1,728

At December 31, 2005 and 2004 accounts receivable from PAA totaled $36.9 million and $26.2 million, respectively.

In connection with the the spin-off we entered into certain agreements with Plains Resources, including a master separation agreement; the Plains Exploration & Production transition services agreement that expired June 16, 2004; the Plains Resources transition services agreement that expired June 8, 2004; and a technical services agreement that expired June 30, 2004. For the year ended December 31, 2004 we billed Plains Resources $0.4 million for services provided by us under these agreements and Plains Resources billed us $0.1 million for services they provided to us under these agreements. In addition, for the year ended December 31, 2004 we billed Plains Resources $0.2 million for administrative costs associated with certain special projects performed on their behalf. For the year ended December 31, 2003 we billed Plains Resources $0.5 million for services provided by us under these agreements and Plains Resources billed us $0.1 million for services they provided to us under these agreements.

In June 2004, based on third party valuations the Company acquired two aircraft from Cypress Aviation LLC (“Cypress”), for $4.5 million. Our Chief Executive Officer is a member of Cypress. Prior to acquiring the aircraft, we chartered private aircraft from Gulf Coast Aviation Inc. (“Gulf Coast”), a corporation that from time-to-time leased aircraft owned by Cypress. In 2004 and 2003, we paid Gulf Coast $0.5 million and $0.8 million, respectively, in connection with such services. The charter services were arranged with market-based rates.

Note 7—Stock and Other Compensation Plans

We have two stock incentive plans, the 2002 Stock Incentive Plan (the “2002 Plan”) which provides for a maximum of 1.5 million shares available for options and awards and the 2004 Stock Incentive Plan (the “2004 Plan”) which provides for a maximum of 5.0 million shares available for options and awards.

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

SARs are subject to variable accounting treatment. Accordingly, at the end of each quarter, we compare the closing price of our common stock on the last day of the quarter to the exercise price of each SAR. To the extent the closing price exceeds the exercise price of each SAR, we recognize such excess as an accounting charge for the SAR’s deemed vested at the end of the quarter to the extent such excess had not been recognized in previous quarters. If such excess were to be less than the extent to which accounting charges had been recognized in previous quarters, we would recognize the difference as income in the quarter. In 2005, 2004 and 2003 we recognized charges of $39.9 million, $35.5 million and $18.0 million, respectively, as compensation expense with respect to SARs vested or deemed vested during the periods. In 2005, 2004 and 2003 cash payments with respect to SARs exercised were $22.5 million, $15.2 million and $2.1 million, respectively.

A summary of the status of our SARs as of December 31, 2005, 2004 and 2003 and changes during the years ending on those dates are presented below (shares in thousands):

	2005		2004		2003
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding at beginning of year	2,766	$10.10	3,933	$9.25	4,047	$8.68
Granted	677	36.45	352	16.32	489	11.27
Exercised	(762)	9.17	(1,440)	9.22	(404)	6.05
Forfeited	(66)	24.27	(79)	11.57	(199)	9.13

Outstanding at end of year	2,615	$16.82	2,766	$10.10	3,933	$9.25

SARs exercisable at year-end	1,538	$9.58	1,794	$8.90	1,992	$8.76

The following table reflects the SARs outstanding at December 31, 2005 (share amounts in thousands):

Range of Exercise Price	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price
$ 9.08-$ 9.08	1,000	5.35 years	$ 9.08	1,000	$ 9.08
9.36- 9.37	300	0.91 years	9.36	225	9.36
9.45- 10.59	312	1.77 years	10.27	229	10.26
10.60- 15.63	319	2.97 years	14.37	75	13.48
17.20- 31.17	300	4.05 years	29.54	9	20.00
32.20- 42.82	384	4.59 years	40.23	—	—

$ 9.08-$42.82	2,615	3.86 years	16.82	1,538	9.58

Our stock compensation plans also allow grants of restricted stock and restricted stock units. Restricted stock is issued on the grant date but restricted as to transferability. Restricted stock unit awards represent the right to receive common stock when vesting occurs.

A summary of the status of our restricted stock and restricted stock units as of December 31, 2005, 2004 and 2003 and changes during the years ending on those dates are presented below (shares in thousands):

	December 31,
	2005	2004	2003
Outstanding at beginning of year	1,782	523	210
Granted	3,857	1,600	455
Vested	(1,546)	(328)	(107)
Cancelled	(3)	(13)	(35)

Outstanding at end of year	4,090	1,782	523

Weighted average grant date fair value per share	$38.17	$17.31	$10.74

During 2005, 2004 and 2003 we recognized total compensation expense of $41.0 million, $9.1 million and $2.9 million, respectively, a portion of which was capitalized, related to our restricted stock and restricted stock unit grants.

As a result of the Nuevo acquisition, we converted certain of Nuevo’s outstanding stock options to options on our common stock. At December 31, 2005 there were 156,256 options outstanding with an average exercise price of $15.53 per share and an average remaining life of 3.2 years.

We also have a 401(k) defined contribution plan whereby we match 100% of an employee’s contribution (subject to certain limitations in the plan). Matching contributions are made 100% in cash. In 2005, 2004 and 2003 we made contributions totaling $4.4 million, $3.5 million and $2.0 million, respectively, to the 401(k) plan.

Note 8—Income Taxes

For the years ended December 31, 2005, 2004 and 2003 our income tax expense (benefit) consisted of (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current
U.S. Federal	$(872)	$(1,215)	$(1,186)
State	643	1,590	2,410

	(229)	375	1,224

Deferred
U.S. Federal	(119,606)	(3,612)	29,660
State	(11,023)	(3,580)	2,568

	(130,629)	(7,192)	32,228

	$(130,858)	$(6,817)	$33,452

Our deferred income tax assets and liabilities at December 31, 2005 and 2004 consist of the tax effect of income tax carryforwards and differences related to the timing of recognition of certain types of costs as follows (in thousands):

	December 31,
	2005	2004
U.S. Federal
Deferred tax assets:
Net operating loss	$66,199	$38,301
Tax credits	70,057	53,718
Commodity hedging contracts and other	164,068	130,424

	300,324	222,443
Deferred tax liabilities:
Net oil & gas acquisition, exploration and development costs	414,027	(434,513)

Net U.S. Federal deferred tax asset (liability)	(113,703)	(212,070)

States
Deferred tax assets:
Net operating loss	7,148	178
Tax credits	27,670	20,921
Commodity hedging contracts and other	27,363	20,506

	62,181	41,605
Deferred tax liabilities:
Net oil & gas acquisition, exploration and development costs	(78,472)	(72,195)

Net state deferred tax liability	(16,291)	(30,590)

Net deferred tax liability	$(129,994)	$(242,660)

Current asset	$128,816	$76,823
Long-term liability	(258,810)	(319,483)

	$(129,994)	$(242,660)

Tax carryforwards at December 31, 2005, which are available for future utilization on income tax returns, are as follows (in thousands):

FEDERAL	Amount	Expiration
Alternative minimum tax (AMT) credit	$4,032
Enhanced Oil Recovery credit	75,710	2020-2025
Net Operating Loss—regular Tax	196,287	2018-2024
Net Operating Loss—AMT Tax	171,874	2018-2024

STATE
Alternative minimum tax (AMT) credit	$303
Enhanced Oil Recovery credit	27,366	2014-2020
Net Operating Loss—regular Tax	80,857	2010-2014
Net Operating Loss—AMT Tax	79,473	2010-2014

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

Set forth below is a reconciliation between the income tax provision (benefit) computed at the United States statutory rate on income (loss) before income taxes and the income tax provision in the accompanying consolidated statements of income (in thousands):

	Year Ended December 31,
	2005	2004	2003
U.S. federal income tax provision at statutory rate	$(120,704)	$708	$35,253
State income taxes, net of federal benefit	(13,201)	788	5,512
EOR credits	(19,637)	(9,547)	(828)
Non-deductible expenses	18,981	4,012	290
Other	3,703	(2,778)	1,085

Income tax expense (benefit) on income before income taxes and cumulative effect of accounting change	(130,858)	(6,817)	41,312
Income tax benefit allocated to cumulative effect of accounting change	—	—	(7,860)

Income tax provision	$(130,858)	$(6,817)	$33,452

A deferred tax benefit related to non-cash employee compensation of $2.7 million, $1.2 million and $0.2 million was allocated directly to goodwill and/or additional paid-in capital in 2005, 2004 and 2003, respectively.

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

To reflect differences between the amounts included in our financial statements at December 31, 2002 and the final 2002 tax returns filed by us and Plains Resources, income tax expense for the year ended December 31, 2003 includes a $1.7 million charge (a $3.8 million deferred tax expense that includes a $1.7 million adjustment to reflect an increase in our effective state income tax rate, partially offset by a $2.1 million current tax benefit). Such adjustments resulted in a $6.9 million decrease in our Additional Paid-in Capital.

The Company has determined that EOR tax credits are available for 2004 and certain prior tax years of Nuevo Energy Company. EOR tax credits reduce the Company’s tax liability down to its alternative minimum tax liability. EOR tax credits are subject to a phase-out according to the level of average domestic crude prices. No phase-out occurred in 2005. However, as a result of the increase in oil prices in 2005, based on current rules, the Company will not earn EOR credits in 2006.

Note 9—Property Divestments

We periodically evaluate and from time to time have elected to sell certain of our mature producing properties that we consider to be nonstrategic. In May 2005 we closed the sale of interests in certain producing properties located in east Texas and Oklahoma for net proceeds of approximately $341 million. The proceeds were primarily used to fund the transactions to eliminate all of our 2006 oil price swaps and collars as discussed in Note 3.

In December 2004, we completed the sale of certain properties located offshore California and onshore south Texas, New Mexico, and south Louisiana. These unrelated divestments were conducted via negotiated and auction transactions and we received net proceeds of approximately $152 million. In a series of transactions in the first and second quarters of 2004 we sold our interests in certain non-core producing properties in New Mexico, Texas, Mississippi, Louisiana, and Illinois for proceeds of approximately $28 million.

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

In April 2004, Nuevo entered into definitive agreements for the sale of the stock of its subsidiaries that held oil and gas interests in the Republic of Congo. The sale closed in July 2004 and we received net cash consideration of approximately $54 million. When we acquired Nuevo, the fair value of the investment in the Congo operations was accounted for as an asset held for sale.

Note 10—Commitments, Contingencies and Industry Concentration

Commitments and Contingencies

Operating leases.    We lease certain real property, equipment and operating facilities under various operating leases. Future noncancellable commitments related to these leases are as follows (in thousands):

2006	$3,828
2007	3,267
2008	3,125
2009	2,411
2010	1,972
Thereafter	5,568

Total expenses related to such leases were $3.4 million, $3.7 million and $2.2 million in 2005, 2004 and 2003, respectively.

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

In January 2005 we discovered and self-reported a violation related to flared gas emissions in excess of permitted levels on properties acquired in the Nuevo acquisition. Estimated excess emissions from the San Joaquin Valley casing vent recovery system located on the Gamble Lease were approximately 881 tons over a 745 day period. We brought the facility into compliance within 10 days of discovering the violation. We settled this matter in 2005 for $750,000.

Plugging, Abandonment and Remediation Obligations.    Consistent with normal industry practices, substantially all of our oil and gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove tanks, production equipment and flow lines and restore the wellsite. Typically, when producing oil and gas assets are purchased the purchaser assumes the obligation to plug and abandon wells that are part of such assets. However, in some instances, we receive an indemnity with respect to those costs. We cannot assure you that we will be able to collect on these indemnities.

In connection with the sale of certain properties offshore California in December 2004 we retained the responsibility for certain abandonment costs, including removing, dismantling and disposing of the existing offshore platforms. The present value of such abandonment costs, $38 million ($78 million undiscounted), are included in our asset retirement obligation as reflected on our consolidated balance sheet. In addition, we agreed to guarantee the performance of the purchaser with respect to the remaining abandonment obligations related to the properties (approximately $44 million). The fair value of our obligation, $0.5 million, is included in Other Long-Term Liabilities in the Consolidated Balance Sheet.

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

CMS sold its interest in the Congolese properties to a subsidiary of Perenco, S.A. (Perenco) in 2002. Both CMS and Perenco, have received from the Internal Revenue Service (IRS), in accordance with the U.S. consolidated return regulations, a closing agreement confirming that the transaction will not trigger recapture. We and Perenco have finalized closing agreements with the IRS confirming that neither our merger with Nuevo, nor the sale of our interest in the Congolese properties to Perenco will trigger recapture. The estimated remaining contingent liabilities are $15.2 million relative to Nuevo’s former interest, and $21.4 million relative to CMS’ former interest, for which we would be jointly liable. We believe the occurrence of a triggering event in the future is remote and we do not believe the agreements will have a material adverse affect upon us.

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

On November 15, 2005, the United States Court of Federal Claims issued a ruling granting the plaintiffs’ motion for summary judgment as to liability and partial summary judgment as to damages in the breach of contract lawsuit Amber Resources Company et al. v. United States, Case No. 02-30c. The Court’s ruling also denied the United States’ motion to dismiss and motion for summary judgment.

The United States Court of Federal Claims ruled that the federal government’s imposition of new and onerous requirements that stood as a significant obstacle to oil and gas development breached agreements that it made when it sold 36 federal leases offshore California. The Court further ruled that the Government must give back to the current lessees the more than $1.1 billion in lease bonuses it had received at the time of sale. The final ruling in the case will not be made until the Court addresses the plaintiffs’ additional claims regarding the hundreds of millions of dollars that have been spent in the successful efforts to find oil and gas in the disputed lease area, and other matters. The final ruling, including the rulings made on November 15, 2005 will be subject to appeal, and no payments will be made until all appeals have either been waived or exhausted. We are among the current lessees of the 36 leases. Our share of the $1.1 billion award is in excess of $80 million.

We are a defendant in various other lawsuits arising in the ordinary course of our business. While the outcome of these lawsuits cannot be predicted with certainty and could have a material adverse effect on our financial position, we do not believe that the outcome of these legal proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

Industry Concentration

Financial instruments which potentially subject us to concentrations of credit risk consist principally of accounts receivable with respect to our oil and gas operations and derivative instruments related to our hedging activities. During 2005, 2004 and 2003 sales to PAA accounted for approximately 38%, 33% and 70%, respectively, of our total revenues and during 2005 and 2004 sales to ConocoPhillips accounted for approximately 44% and 33%, respectively, of our total revenues. During such periods no other purchaser accounted for more than 10% of our total revenues. The loss of any single significant customer or contract could have a material adverse short-term effect, however, we do not believe that the loss of any single significant customer or contract would materially affect our business in the long-term. We believe such purchasers could be replaced by other purchasers under contracts with similar terms and conditions. However, their role as the purchaser of a significant portion of our oil production does have the potential to impact our overall exposure to credit risk, either positively or negatively, in that they may be affected by changes in economic, industry or other conditions. We generally do not require letters of credit or other collateral from PAA or from ConocoPhillips to support trade receivables. Accordingly, a material adverse change in PAA’s or ConocoPhillips’s financial condition could adversely impact our ability to collect the applicable receivables, and thereby affect our financial condition.

The seven financial institutions that are contract counterparties for our derivative commodity contracts all have Standard & Poor’s ratings of A or better and all seven of the financial institutions are participating lenders in our revolving credit facility. At December 31, 2005 we were in a net liability position with all such counterparties.

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

The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. Derivative financial instruments included in our financial statements are stated at fair value. The carrying amounts and fair values of our other financial instruments are as follows (in thousands):

	December 31, 2005
	Carrying Amount	Fair Value
Long-Term Debt
Senior revolving credit facility	$272,000	$272,000
7.125% Notes	248,837	258,800
8.75% Notes	276,538	296,300

The carrying value of bank debt approximates its fair value, as interest rates are variable, based on prevailing market rates. The fair value of the 7.125% Notes and the 8.75% Notes is based on quoted market prices based on trades of such debt.

Note 12—Supplemental Cash Flow Information

Cash payments for interest and income taxes were (in thousands of dollars):

	Year Ended December 31,
	2005	2004	2003
Cash payments for interest	$54,574	$29,515	$32,364

Cash payments for income taxes	$2,141	$2,305	$5,534

Common stock issued for no cash payment in connection with compensation plans (amounts in thousands):

	Year Ended December 31,
	2005	2004	2003
Shares	969	328	107

Amount	$17,098	$3,855	$1,071

The Nuevo acquisition involved non-cash consideration as follows (in thousands of dollars):

Common stock issued	$575,023
Stock options assumed	4,389
Senior Subordinated Notes	162,945
Bank Credit Facility	140,000
TECONS	103,815
Current liabilities	255,733
Other noncurrent liabilities	33,583
Deferred income tax liabilities	221,803
Asset retirement obligation	128,053

$1,625,344

The 3TEC acquisition involved non-cash consideration as follows (in thousands of dollars):

Fair value of common stock issued	$152,186
Current liabilities assumed	73,570
Other long-term liabilities assumed	4,831
Deferred income tax liability	40,281

$270,868

Note 13—Oil and natural gas activities

Costs incurred

Our oil and natural gas acquisition, exploration, exploitation and development activities are conducted in the United States. The following table summarizes the costs incurred during the last three years (in thousands).

	Year Ended December 31,
	2005	2004	2003
Property acquisitions costs
Unproved properties
Nuevo acquisition	$—	$137,457	$—
3TEC acquisition	—	—	61,116
Other	16,682	7,437	19,025
Proved properties
Nuevo acquisition
Asset retirement cost	—	128,053	—
Other	—	1,079,967	—
3TEC acquisition
Asset retirement cost	—	—	4,577
Other	—	—	289,779
Other	134,696	2,738	1,197
Exploration costs	129,066	57,530	8,947
Exploitation and development costs (1)	300,439	141,198	101,334

	$580,883	$1,554,380	$485,975

(1)	Amounts presented for 2003 do not include the cumulative effect adjustment for the January 1, 2003 adoption of SFAS 143 of $15.9 million.

Amounts presented include capitalized general and administrative expense of $24.5 million, $16.2 million and $11.0 million in 2005, 2004 and 2003, respectively, and capitalized interest expense of $3.5 million, $7.0 million and $3.2 million in 2005, 2004 and 2003, respectively.

Capitalized costs

The following table presents the aggregate capitalized costs subject to amortization relating to our oil and gas acquisition, exploration, exploitation and development activities, and the aggregate related accumulated DD&A (in thousands).

	December 31,
	2005	2004
Proved properties	$2,604,892	$2,402,179
Accumulated DD&A	(493,835)	(319,745)

	$2,111,057	$2,082,434

The average DD&A rate per equivalent unit of production was $7.39, $5.93 and $3.86 in 2005, 2004 and 2003, respectively.

Costs not subject to amortization

The following table summarizes the categories of costs comprising the amount of unproved properties not subject to amortization (in thousands).

	December 31,
	2005	2004	2003
Acquisition costs	$80,989	$67,380	$44,135
Exploration costs	23,367	6,725	12,489
Capitalized interest	7,848	5,300	7,034

	$112,204	$79,405	$63,658

Unproved property costs not subject to amortization consist of acquisition costs related to unproved areas, exploration costs and capitalized interest. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves established or impairment determined. We will continue to evaluate these properties and costs will be transferred into the amortization base as the undeveloped areas are tested. Due to the nature of the reserves, the ultimate evaluation of the properties will occur over a period of several years. We expect that 71% of the costs not subject to amortization at December 31, 2005 will be transferred to the amortization base over the next three years and the remainder within the next seven years. The majority of the leases covering the properties are held by production and will not limit the time period for evaluation. Approximately 39%, 41%, 13% and 7% of the balance in unproved properties at December 31, 2005, related to additions made in 2005, 2004, 2003 and prior periods, respectively.

Results of operations for oil and gas producing activities

The results of operations from oil and gas producing activities below exclude non-oil and gas revenues, general and administrative expenses, interest charges, interest income and interest capitalized. Income tax expense was determined by applying the statutory rates to pretax operating results (in thousands).

	Year Ended December 31,
	2005	2004	2003
Revenues from oil and gas producing activities	$944,420	$671,706	$304,090
Production costs	(285,292)	(223,080)	(104,819)
Depreciation, depletion, amortization and accretion	(181,609)	(144,093)	(50,142)
Income tax expense	(187,210)	(120,106)	(58,996)

Results of operations from producing activities (excluding general and administrative and interest costs)	$290,309	$184,427	$90,133

Supplemental reserve information (unaudited)

The following information summarizes our net proved reserves of oil (including condensate and natural gas liquids) and gas and the present values thereof for the three years ended December 31, 2005. The following reserve information is based upon reports of the independent petroleum consulting firms of Netherland, Sewell & Associates, Inc. in 2005 and 2004 and Netherland, Sewell & Associates, Inc. and Ryder Scott Company in 2003. The estimates are in accordance with SEC regulations.

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

Decreases in the prices of oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves, reserve volumes and our revenues, profitability and cash flow. A significant portion of our reserve base (approximately 89% of year-end 2005 reserve volumes) is comprised of oil properties that are sensitive to crude oil price volatility.

Estimated quantities of oil and natural gas reserves (unaudited)

The following table sets forth certain data pertaining to our proved and proved developed reserves for the three years ended December 31, 2005 (in thousands).

	As of or for the Year Ended December 31,
	2005		2004		2003
	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)
Proved Reserves
Beginning balance	351,403	407,400	227,728	319,177	240,161	77,154
Revision of previous estimates	(13,002)	3,518	(138)	(27,773)	(9,009)	(12,844)
Extensions, discoveries and other additions	747	21,530	20,980	47,677	2,749	31,529
Improved recovery	20,134	752	10,225	2,617	—	—
Purchase of reserves in-place	17,314	12,038	161,068	162,527	5,421	249,301
Sale of reserves in-place	(1,592)	(147,958)	(52,019)	(58,235)	(2,327)	(7,768)
Production	(18,671)	(29,359)	(16,441)	(38,590)	(9,267)	(18,195)

Ending balance	356,333	267,921	351,403	407,400	227,728	319,177

Proved Developed Reserves
Beginning balance	233,707	305,009	124,822	235,070	127,415	53,317

Ending balance	234,638	193,904	233,707	305,009	124,822	235,070

Standardized measure of discounted future net cash flows (unaudited)

The Standardized Measure of discounted future net cash flows relating to proved crude oil and natural gas reserves is presented below (in thousands):

	December 31,
	2005	2004	2003
Future cash inflows	$20,133,050	$13,106,450	$8,190,872
Future development costs	(1,536,196)	(1,205,386)	(529,920)
Future production expense	(8,314,665)	(4,991,280)	(3,041,607)
Future income tax expense	(3,509,378)	(2,258,064)	(1,579,078)

Future net cash flows	6,772,811	4,651,720	3,040,267
Discounted at 10% per year	(3,690,645)	(2,415,001)	(1,783,464)

Standardized measure of discounted future net cash flows	$3,082,166	$2,236,719	$1,256,803

The Standardized Measure of discounted future net cash flows (discounted at 10%) from production of proved reserves was developed as follows:

1. An estimate was made of the quantity of proved reserves and the future periods in which they are expected to be produced based on year-end economic conditions.

2. In accordance with SEC guidelines, the engineers’ estimates of future net revenues from our proved properties and the present value thereof are made using oil and gas sales prices in effect at December 31 of the year presented and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. We have entered into various arrangements to fix or limit the prices for a portion of our oil and gas production. Arrangements in effect at December 31, 2005 are discussed in Note 3. Such arrangements are not reflected in the reserve reports. The overall average year-end prices used in the reserve reports as of December 31, 2005, 2004 and 2003 were $51.40, $30.91 and $28.22 per barrel of oil, respectively, and $6.99, $5.40 and $5.53 per Mcf of gas, respectively.

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

The principal sources of changes in the Standardized Measure of the future net cash flows for the three years ended December 31, 2005, are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Balance, beginning of year	$2,236,719	$1,256,803	$883,507
Sales, net of production expenses	(797,622)	(598,197)	(235,948)
Net change in sales and transfer prices, net of production expenses	2,284,096	258,819	(1,657)
Changes in estimated future development costs	(304,045)	(39,759)	(2,172)
Extensions, discoveries and improved recovery, net of costs	283,222	414,055	107,922
Previously estimated development costs incurred during the year	224,338	49,823	46,957
Purchase of reserves in-place	240,725	1,481,958	635,604
Sale of reserves in-place	(276,255)	(370,620)	(42,022)
Revision of quantity estimates	(558,470)	(13,020)	(205,829)
Accretion of discount	266,113	189,590	151,403
Net change in income taxes	(516,655)	(392,733)	(80,962)

Balance, end of year	$3,082,166	$2,236,719	$1,256,803

Note 14—Quarterly Financial Data (Unaudited)

The following table shows summary financial data for 2005 and 2004 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2005
Revenues	$190,075	$217,308	$262,619	$274,418	$944,420
Operating profit	78,272	99,791	149,356	143,794	471,213
Net income (loss)	(205,618)	(47,330)	(31,849)	70,785	(214,012)
Basic earnings (loss) per share	(2.66)	(0.61)	(0.41)	0.90	(2.75)
Diluted earnings (loss) per share	(2.66)	(0.61)	(0.41)	0.90	(2.75)
2004
Revenues	$92,961	$152,770	$210,361	$215,614	$671,706
Operating profit	45,545	71,823	87,391	95,882	300,641
Net income (loss)	10,398	18,893	(47,978)	27,527	8,840
Basic earnings (loss) per share	0.26	0.32	(0.62)	0.36	0.14
Diluted earnings (loss) per share	0.26	0.32	(0.62)	0.35	0.14

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

(in thousands)

		Guarantor	Intercompany
	Issuer	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$1,548	$4	$—	$1,552
Accounts receivable and other current assets	247,721	44,059	—	291,780

	249,269	44,063	—	293,332

Property and Equipment, at cost
Oil and natural gas properties—full cost method
Subject to amortization	2,126,960	477,932	—	2,604,892
Not subject to amortization	73,987	38,217	—	112,204
Other property and equipment	15,375	907	—	16,282

	2,216,322	517,056	—	2,733,378
Less allowance for depreciation, depletion and amortization	(305,510)	(192,565)	—	(498,075)

	1,910,812	324,491	—	2,235,303

Investment in and Advances to Subsidiaries	458,984	—	(458,984)	—

Other Assets	50,412	162,895	—	213,307

	$2,669,477	$531,449	$(458,984)	$2,741,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$199,508	$78,894	$—	$278,402
Commodity derivative contracts	85,596	—	—	85,596

	285,104	78,894	—	363,998

Long-Term Debt	797,375	—	—	797,375

Other Long-Term Liabilities	573,848	29,574	—	603,422

Payable to Parent	—	103,526	(103,526)	—

Deferred Income Taxes	294,813	(36,003)	—	258,810

Stockholders’ Equity
Stockholders’ equity	807,903	386,229	(386,229)	807,903
Accumulated other comprehensive income	(89,566)	(30,771)	30,771	(89,566)

	718,337	355,458	(355,458)	718,337

	$2,669,477	$531,449	$(458,984)	$2,741,942

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2005

(in thousands)

		Guarantor	Intercompany
	Parent	Subsidiaries	Eliminations	Consolidated
Revenues
Oil sales	$651,689	$82,343	$—	$734,032
Gas sales	56,292	150,444	—	206,736
Other operating revenues	2,854	798	—	3,652

	710,835	233,585	—	944,420

Costs and Expenses
Production costs	213,594	71,698	—	285,292
General and administrative	121,586	5,927	—	127,513
Depreciation, depletion, amortization and accretion	107,789	80,126	—	187,915

	442,969	157,751	—	600,720

Income from Operations	267,866	75,834	—	343,700
Other Income (Expense)
Equity in earnings of subsidiaries	32,600	—	(32,600)	—
Interest expense	(40,690)	(14,731)	—	(55,421)
Gain (loss) on mark-to-market derivative contracts	(636,473)	—	—	(636,473)
Interest and other income (expense)	3,324	—	—	3,324

Income (Loss) Before Income Taxes	(373,373)	61,103	(32,600)	(344,870)
Income tax benefit (expense)
Current	80,104	(79,875)	—	229
Deferred	79,257	51,372	—	130,629

Net Income (Loss)	$(214,012)	$32,600	$(32,600)	$(214,012)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$386,060	$61,996	$—	$448,056
Gas sales	41,908	179,452	—	221,360
Other operating revenues	1,211	1,079	—	2,290

	429,179	242,527	—	671,706

Costs and Expenses
Production costs	159,129	63,951	—	223,080
General and administrative	80,452	4,745	—	85,197
Provision for legal and regulatory settlements	1,520	5,325	—	6,845
Depreciation, depletion, amortization and accretion	74,951	73,034	—	147,985

	316,052	147,055	—	463,107

Income from Operations	113,127	95,472	—	208,599
Other Income (Expense)
Equity in earnings of subsidiaries	46,774	—	(46,774)	—
Interest expense	(22,854)	(14,440)	—	(37,294)
Gain (loss) on mark-to-market derivative contracts	(148,043)	(2,271)	—	(150,314)
Debt extinguishment costs	(19,691)	—	—	(19,691)
Interest and other income (expense)	797	(74)	—	723

Income (Loss) Before Income Taxes	(29,890)	78,687	(46,774)	2,023
Income tax benefit (expense)
Current	19,032	(19,407)	—	(375)
Deferred	19,698	(12,506)	—	7,192

Net Income	$8,840	$46,774	$(46,774)	$8,840

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2003

(in thousands)

		Guarantor	Intercompany
	Parent	Subsidiaries	Eliminations	Consolidated
Revenues
Oil sales	$129,359	$68,789	$—	$198,148
Gas sales	15,798	89,256	—	105,054
Other operating revenues	—	888	—	888

	145,157	158,933	—	304,090

Costs and Expenses
Production costs	52,677	52,142	—	104,819
General and administrative	38,628	4,530	—	43,158
Depreciation, depletion, amortization and accretion	19,960	32,524	—	52,484

	111,265	89,196	—	200,461

Income from Operations	33,892	69,737	—	103,629
Other Income (Expense)
Equity in earnings of subsidiaries	51,886	—	(51,886)	—
Interest expense	(20,618)	(3,160)	—	(23,778)
Gain (loss) on mark-to-market derivative contracts	—	847	—	847
Interest and other income (expense)	(168)	9	—	(159)

Income Before Income Taxes and Cumulative Effect of Accounting Change	64,992	67,433	(51,886)	80,539
Income tax benefit (expense)
Current	9,111	(10,335)	—	(1,224)
Deferred	(27,016)	(5,212)	—	(32,228)

Income Before Cumulative Effect of Accounting Change	47,087	51,886	(51,886)	47,087
Cumulative effect of accounting change, net of tax	12,324	645	(645)	12,324

Net Income	$59,411	$52,531	$(52,531)	$59,411

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(214,012)	$32,600	$(32,600)	$(214,012)
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	107,789	80,126	—	187,915
Equity in earnings of subsidiaries	(32,600)	—	32,600	—
Deferred income taxes	(79,257)	(51,372)	—	(130,629)
Commodity derivative contracts
Loss (gain) on derivatives	249,468	50,684	—	300,152
Reclassify financing derivative settlements	453,443	6,007	—	459,450
Noncash compensation				—
Stock appreciation rights	17,354	—	—	17,354
Other	37,917	—	—	37,917
Other noncash items	(93)	—	—	(93)
Change in assets and liabilities from operating activities, net of effect of acquisitions
Accounts receivable and other assets	(16,636)	(14,777)	—	(31,413)
Accounts payable and other liabilities	(20,275)	(3,994)	—	(24,269)
Commodity derivative contracts	(139,038)	—	—	(139,038)

Net cash provided by operating activities	364,060	99,274	—	463,334

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(295,730)	(213,397)	—	(509,127)
Proceeds from sales of properties	9,345	337,105	—	346,450
Other property and equipment	(5,419)	(324)	—	(5,743)

Net cash (used in) provided by investing activities	(291,804)	123,384	—	(168,420)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	1,504,200	—	—	1,504,200
Repayments	(1,342,200)	—	—	(1,342,200)
Costs incurred in connection with financing arrangements	(1,600)	—	—	(1,600)
Derivative settlements	(453,443)	(6,007)	—	(459,450)
Investment in and advances to affiliates	217,316	(217,316)	—	—
Other	4,143	—	—	4,143

Net cash used in financing activities	(71,584)	(223,323)	—	(294,907)

Net increase (decrease) in cash and cash equivalents	672	(665)	—	7
Cash and cash equivalents, beginning of period	876	669	—	1,545

Cash and cash equivalents, end of period	$1,548	$4	$—	$1,552

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,840	$46,774	$(46,774)	$8,840
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	74,951	73,034	—	147,985
Equity in earnings of subsidiaries	(46,774)	—	46,774	—
Deferred income taxes	(19,698)	12,506	—	(7,192)
Debt extinguishment costs	(4,453)	—	—	(4,453)
Commodity derivative contracts
Loss (gain) on derivatives	64,395	(14,554)	—	49,841
Reclassify financing derivative settlements	103,521	—	—	103,521
Non-cash compensation
Stock appreciation rights	20,268	—	—	20,268
Other	8,092	—	—	8,092
Other noncash items	(144)	—	—	(144)
Change in assets and liabilities from operating activities, net of effect of acquisitions
Accounts receivable and other assets	804	(18,733)	—	(17,929)
Accounts payable and other liabilities	32,399	21,991	—	54,390

Net cash provided by operating activities	242,201	121,018	—	363,219

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(99,522)	(111,865)	—	(211,387)
Acquisition of Nuevo Energy Company, net of cash acquired	(14,156)	—	—	(14,156)
Proceeds from sales of properties	211,173	27,816	—	238,989
Other property and equipment	(7,633)	(399)	—	(8,032)

Net cash (used in) provided by investing activities	89,862	(84,448)	—	5,414

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	1,044,850	—	—	1,044,850
Repayments	(1,145,850)	—	—	(1,145,850)
Proceeds from issuance of 7.125% Senior Notes	248,695	—	—	248,695
Retirement of debt assumed in acquisition of Nuevo Energy Company	(405,000)	—	—	(405,000)
Costs incurred in connection with financing arrangements	(9,325)	—	—	(9,325)
Derivative settlements	(103,521)	—	—	(103,521)
Investment in and advances to affiliates	36,875	(36,875)	—	—
Other	1,686	—	—	1,686

Net cash used in financing activities	(331,590)	(36,875)	—	(368,465)

Net increase (decrease) in cash and cash equivalents	473	(305)	—	168
Cash and cash equivalents, beginning of period	403	974	—	1,377

Cash and cash equivalents, end of period	$876	$669	$—	$1,545

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59,411	$52,531	$(52,531)	$59,411
Items not affecting cash flows from operating activities:
Depreciation, depletion, amortization and accretion	19,960	32,524	—	52,484
Equity in earnings of subsidiaries	(51,886)	—	51,886	—
Deferred income taxes	27,016	5,212	—	32,228
Loss (gain) on derivative contracts	—	(847)	—	(847)
Cumulative effect of adoption of accounting change	(12,324)	(645)	645	(12,324)
Noncash compensation
Stock appreciation rights	15,895	—	—	15,895
Other	1,190	—	—	1,190
Other noncash items	123	—	—	123
Change in assets and liabilities from operating activities:
Accounts receivable and other assets	(10,509)	7,052	—	(3,457)
Accounts payable and other liabilities	11,488	(37,913)	—	(26,425)

Net cash provided by operating activities	60,364	57,914	—	118,278

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(49,057)	(73,013)	—	(122,070)
Acquisition of 3TEC Energy Corporation, net of cash acquired	—	(267,546)	—	(267,546)
Proceeds from sales of properties	—	23,420	—	23,420
Other property and equipment	(2,322)	(192)	—	(2,514)

Net cash (used in) provided by investing activities	(51,379)	(317,331)	—	(368,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	471,600	—	—	471,600
Repayments	(296,400)	—	—	(296,400)
Proceeds from issuance of 8.75% Senior Subordinated Notes	80,061	—	—	80,061
Costs incurred in connection with financing arrangements	(4,349)	—	—	(4,349)
Investment in and advances to affiliates	(260,367)	260,367	—	—
Other	(131)	—	—	(131)

Net cash (used in) provided by financing activities	(9,586)	260,367	—	250,781

Net increase (decrease) in cash and cash equivalents	(601)	950	—	349
Cash and cash equivalents, beginning of period	1,004	24	—	1,028

Cash and cash equivalents, end of period	$403	$974	$—	$1,377