Form 10-Q
period 2006-03-31
PLAINS EXPLORATION & PRODUCTION CO
filed 2006-05-05
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer  ☒         Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

78.7 million shares of Common Stock, $0.01 par value, issued and outstanding at April 28, 2006.

PLAINS EXPLORATION & PRODUCTION COMPANY

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Financial Statements:

(i)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$1,159	$1,552
Accounts receivable	133,805	148,691
Inventories	11,177	10,325
Deferred income taxes	144,996	128,816
Other current assets	6,083	3,948

	297,220	293,332

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	2,725,290	2,604,892
Not subject to amortization	140,713	112,204
Other property and equipment	17,171	16,282

	2,883,174	2,733,378
Less allowance for depreciation, depletion and amortization	(547,079)	(498,075)

	2,336,095	2,235,303

Goodwill	173,809	173,858

Other Assets	37,088	39,449

	$2,844,212	$2,741,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$125,077	$122,996
Commodity derivative contracts	165,647	85,596
Royalties payable	45,031	43,279
Stock appreciation rights	57,284	55,170
Interest payable	12,087	13,000
Other current liabilities	30,182	43,957

	435,308	363,998

Long-Term Debt
Revolving credit facility	287,000	272,000
8.75% Senior Subordinated Notes	276,489	276,538
7.125% Senior Notes	248,863	248,837

	812,352	797,375

Other Long-Term Liabilities
Asset retirement obligation	159,004	155,865
Commodity derivative contracts	485,390	440,543
Other	7,585	7,014

	651,979	603,422

Deferred Income Taxes	246,127	258,810

Commitments and Contingencies (Note 4)
Stockholders’ Equity
Common stock	787	784
Additional paid-in capital	949,830	940,988
Retained earnings (deficit)	(185,316)	(133,664)
Accumulated other comprehensive income	(66,855)	(89,566)
Treasury stock, at cost	-	(205)

	698,446	718,337

	$2,844,212	$2,741,942

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues
Oil sales	$251,467	$180,158
Oil hedging	(36,539)	(45,445)
Gas sales
Sales related to buy/sell contracts	-	7,756
Other	35,554	45,897
Gas hedging	-	826
Other operating revenues	1,137	883

	251,619	190,075

Costs and Expenses
Production costs
Lease operating expenses	42,165	32,328
Steam gas costs
Costs related to buy/sell contracts	552	8,121
Other	12,224	8,560
Electricity	8,832	6,575
Production and ad valorem taxes	5,768	7,336
Gathering and transportation expenses	1,584	3,545
General and administrative	22,972	37,528
Depreciation, depletion and amortization	49,767	43,593
Accretion	2,466	1,745

	146,330	149,331

Income from Operations	105,289	40,744
Other Income (Expense)
Interest expense	(15,794)	(11,403)
Loss on mark-to-market derivative contracts	(169,328)	(374,052)
Interest and other income	324	292

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(79,509)	(344,419)
Income tax (expense) benefit
Current	(8,712)	-
Deferred	38,751	138,801

Income (Loss) Before Cumulative Effect of Accounting Change	(49,470)	(205,618)
Cumulative effect of accounting change, net of tax benefit	(2,182)	-

Net Income (Loss)	$(51,652)	$(205,618)

Earnings (loss) per share, basic and diluted
Income (loss) before cumulative effect of accounting change	$(0.63)	$(2.66)
Cumulative effect of accounting change	(0.03)	-

Net income (loss)	$(0.66)	$(2.66)

Weighted Average Shares Outstanding, basic and diluted	78,437	77,202

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of dollars)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(51,652)	$(205,618)
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	52,233	45,338
Deferred income taxes	(38,751)	(138,801)
Cumulative effect of adoption of accounting change	2,182	-
Commodity derivative contracts
Loss on derivatives	180,958	354,510
Reclassify derivative settlements	45,879	50,714
Noncash compensation
Stock appreciation rights	(1,209)	19,886
Other	7,483	2,829
Other noncash items	(23)	(23)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	14,141	(3,526)
Accounts payable and other liabilities	(20,428)	(30,517)
Commodity derivative contracts	(19,522)	3,004

Net cash provided by operating activities	171,291	97,796

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(139,489)	(80,954)
Other property and equipment	(1,530)	(675)
Derivative settlements	(17,300)	-

Net cash used in investing activities	(158,319)	(81,629)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	385,200	287,000
Repayments	(370,200)	(253,600)
Derivative settlements	(28,579)	(50,714)
Other	214	1,140

Net cash used in financing activities	(13,365)	(16,174)

Net decrease in cash and cash equivalents	(393)	(7)
Cash and cash equivalents, beginning of period	1,552	1,545

Cash and cash equivalents, end of period	$1,159	$1,538

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands of dollars)

	Three Months Ended March 31,
	2006	2005
Net Income (Loss)	$(51,652)	$(205,618)

Other Comprehensive Income (Loss)
Commodity hedging contracts
Change in fair value	-	(85,646)
Reclassification adjustment for settled contracts	-	16,199
Reclassification adjustment for terminated contracts	36,539	29,086
Related tax benefit	(13,828)	20,225

	22,711	(20,136)

Comprehensive Income (Loss)	$(28,941)	$(225,754)

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(share and dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, December 31, 2005	78,416	$784	$940,988	$(133,664)	$(89,566)	(5)	$(205)	$718,337
Net loss	-	-	-	(51,652)	-	-	-	(51,652)
Other comprehensive income	-	-	-	-	22,711	-	-	22,711
Restricted stock awards
Issuance of stock	272	3	-	-	-	-	-	3
Deferred compensation	-	-	6,291	-	-	-	-	6,291
Treasury stock transactions	-	-	(205)	-	-	5	205	-
Exercise of stock options
and other	15	-	2,756	-	-	-	-	2,756

Balance, March 31, 2006	78,703	$787	$949,830	$(185,316)	$(66,855)	-	$-	$698,446

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

These consolidated financial statements and related notes present our consolidated financial position as of March 31, 2006 and December 31, 2005, the results of our operations, our cash flows and our comprehensive income for the three months ended March 31, 2006 and 2005 and the changes in our stockholders’ equity for the three months ended March 31, 2006. All adjustments, consisting only of normal recurring adjustments, that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year statements to conform to the current year presentation. The results of our operations for the three months ended March 31, 2006 are not necessarily indicative of the results of our operations to be expected for the full year.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Asset Retirement Obligations.    The following table reflects the changes in our asset retirement obligation during the three months ended March 31, 2006 (in thousands):

Asset retirement obligation - beginning of period	$160,955
Settlements	(293)
Accretion expense	2,466
Asset retirement additions	850

Asset retirement obligation - end of period	$163,978	(1)

(1) $5.0 million included in current liabilities.

Earnings Per Share.    For the three months ended March 31, 2006 and 2005 the weighted average shares outstanding for computing basic and diluted earnings per share (EPS) (in thousands):

	Three Months Ended March 31,
	2006	2005
Common shares outstanding - basic and diluted	78,437	77,202

Unvested restricted stock, restricted stock units and stock options not included in computing EPS due to antidilutive effect	896	846

In computing earnings per share, no adjustments were made to reported net income.

Inventories.    Oil inventories are carried at the lower of the cost to produce or market value and materials and supplies inventories are stated at the lower of cost or market with cost determined on an average cost method. Our inventories consist of (in thousands):

	March 31, 2006	December 31, 2005
Oil	$2,247	$2,099
Materials and supplies	8,930	8,226

	$11,177	$10,325

General and Administrative Expense.    Our general and administrative (“G&A”) expense consists of (in thousands):

	Three Months Ended March 31,
	2006	2005
G&A excluding items below	$15,226	$11,727
Stock appreciation rights	463	22,972
Other stock-based compensation	7,283	2,829

	$22,972	$37,528

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

Stock Based Compensation.    Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” (“SFAS 123R”) that requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. We used the “modified prospective approach” as allowed under SFAS 123R. Generally, under this approach, the valuation of equity instruments (restricted stock and restricted stock units) granted prior to the adoption of SFAS 123R will not be affected, however, the valuation of liability instruments (i.e., stock appreciation rights, or “SARs”) granted prior to the adoption of SFAS 123R will be revalued under a fair value approach instead of the previously applied intrinsic valuation. In certain instances, grants previously classified as equity instruments may be reclassified as liability instruments. In addition, SFAS 123R requires us to begin estimating expected future forfeitures under each stock compensation plan. See Note 3.

Buy/Sell Contracts.    Steam generators utilized in our thermal recovery operations in California are fueled by natural gas. In certain instances we have entered into buy/sell contracts that allow us to exchange gas we produce elsewhere for gas delivered to and used in thermal recovery operations. Effective January 1, 2006 we adopted Emerging Issues Task Force Issue No. 04-13 (“EITF 04-13”), “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” EITF 04-13 requires that two or more inventory transactions with the same counterparty be viewed as a single nonmonetary transaction if the transactions were entered into in contemplation of one another (as determined in accordance with EITF 04-13). We have determined that transactions under certain of our buy/sell contracts should be presented net in accordance EITF 04-13. Accordingly, certain costs previously recorded gross in revenues and operating costs in prior periods will be recorded net in 2006 and subsequent periods.

Recent Accounting Pronouncements.    In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which eliminates the exemption from applying SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156 – “Accounting for Servicing of Financial Assets” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Note 2—Derivative Instruments and Hedging Activities

We use various derivative instruments to manage our exposure to commodity price risk on sales of oil and gas production. All derivative instruments are recorded on the balance sheet at fair value. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value, both realized and unrealized, are recognized currently in our income statement as gain (loss) on mark-to-market derivative contracts. Cash flows are only impacted to the extent the actual settlements under the contracts result in making a payment to or receiving a payment from the counterparty. If a derivative is designated as a cash flow hedge and qualifies for hedge accounting, any unrealized gain or loss is deferred in accumulated Other Comprehensive Income (“OCI”), a component of Stockholders’ Equity, until the hedged oil and gas production is sold. Realized gains and losses on derivative instruments that are designated as a hedge and qualify for hedge accounting are generally included in oil and gas revenues in the period the hedged volumes are sold. Gains and losses deferred in OCI related to cash flow hedges for which hedge accounting has been discontinued remain in OCI until the related product has been delivered.

At March 31, 2006 we had the following open commodity derivative positions, none of which were designated as hedging instruments:

Period	Instrument Type	Daily Volumes	Average Price	Index
Sales of Crude Oil Production
2006
Apr - Dec	Put options	50,000 Bbls	$55.00 Strike price	WTI
2007
Jan - Dec	Collar	22,000 Bbls	$25.00 Floor - $34.76 Ceiling	WTI
Jan - Dec	Put options	50,000 Bbls	$55.00 Strike price	WTI
2008
Jan - Dec	Collar	22,000 Bbls	$25.00 Floor - $34.76 Ceiling	WTI
Purchases of Natural Gas
2006
Apr - Dec	Call options	30,000 MMBtu	$12.00 Strike price	Socal

The average strike price for the put options and call options do not reflect the cost to purchase such options. The crude oil put options cost an average of $4.91 per barrel for 2006 and $5.57 per barrel for 2007. The natural gas call options cost an average of $1.04 per MMBtu. The premiums for the put and call options will be paid when the options are settled.

During the three months ended March 31, 2006 and 2005 we recognized pre-tax losses of $169.3 million and $374.0 million, respectively, from derivatives that do not qualify or were not designated for hedge accounting. During such periods we made cash payments of $24.9 million and $37.0 million, respectively, on derivatives that do not qualify for hedge accounting that settled during the periods.

Other Comprehensive Income

During the three months ended March 31, 2006 net deferred losses of $36.5 million attributable to cancelled 2006 swaps were reclassified from OCI and charged to oil and gas revenues. During the three months ended March 31, 2005 net deferred losses of $45.3 were reclassified from OCI and charged to oil and gas revenues and steam gas costs and we recognized $0.1 million for ineffectiveness of derivatives that qualify for hedge accounting.

At March 31, 2006 and December 31, 2005 OCI consisted of $109.2 million ($66.9 million, net of tax) and $145.8 million ($89.6 million, net of tax), respectively, of deferred losses attributable to cancelled 2006 swaps that will be reclassified to oil revenues in 2006.

Under SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, certain of our derivatives are deemed to contain a significant financing element and cash settlements with respect to such derivatives are required to be reflected as financing activities in the Statement of Cash Flows. Cash settlements with respect to derivatives that are qualified for hedge accounting and do not have a significant financing element are reflected as operating activities in the Statement of Cash Flows. Cash settlements with respect to derivatives that are not qualified for hedge accounting and do not have a significant financing element are reflected as investing activities in the Statement of Cash Flows.

Subsequent Event—Elimination of 2007 and 2008 Crude Oil Collar Positions

In April 2006, we executed a series of contracts to eliminate all of our 2007 and 2008 crude oil price collars at a pre-tax cost of approximately $600 million, assuming payment in the second quarter of 2006. This amount represents the fair value of the collars on the date we entered into the contracts to eliminate the positions. We will recognize a pre-tax loss of approximately $90 million in the second quarter of 2006 reflecting the decrease in the fair value of the collars from March 31, 2006.

Note 3—Stock Based Compensation

Prior to January 1, 2006, we accounted for stock based compensation using the intrinsic value method pursuant to Accounting Principles Bulletin No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). No adjustments to our net income or earnings per share would have been required under SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”). Effective January 1, 2006, we adopted the provisions of SFAS 123R. Under the provisions of SFAS 123R, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). We adopted SFAS 123R using the modified prospective application method, under which compensation cost is recognized in the financial statements beginning with the adoption date for all share-based payments granted after that date, and for all unvested awards granted prior to the adoption of SFAS 123R. The cumulative adjustment at January 1, 2006 associated with the adoption of SFAS 123R resulted in a $2.2 million charge to earnings (net of a $1.4 million tax benefit). Our paid-in capital was increased by $3.6 million and our deferred tax liability was decreased by $1.4 million.

We have two stock incentive plans, the 2002 Stock Incentive Plan (the “2002 Plan”) which provides for a maximum of 1.5 million shares available for awards and the 2004 Stock Incentive Plan (the “2004 Plan”) which provides for a maximum of 5.0 million shares available for awards. The 2002 Plan and the 2004 Plan provide for the grant of stock options, and other awards (including performance units, performance shares, share awards, restricted stock, restricted stock units, and stock appreciation rights, or SARs) to our directors, officers, employees, consultants and advisors. Our compensation committee may grant options and SARs on such terms, including vesting and payment forms, as it deems appropriate in its discretion, however, no option or SARs may be exercised more than 10 years after its grant, and the purchase price for incentive stock options and non-qualified stock options may not be less than 100% of the fair market value of our common stock on the date of grant. The compensation committee may grant restricted stock awards, restricted stock units, share awards, performance units and performance shares on such terms and conditions as it may in its discretion decide.

For the three months ended March 31, 2006 we recorded stock-based compensation expense of $9.4 million ($1.4 million of which was capitalized). Additionally, there was $175.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of approximately six years. The tax benefit realized as a result of the vesting of restricted stock and restricted stock unit awards during the three months ended March 31, 2006 was $3.1 million.

Estimates of fair value are not intended to predict actual future events of the value ultimately realized by employees who receive share-based awards, and subsequent events are not indicative of the reasonableness of original estimates of fair value made by the Company under SFAS 123R.

Stock Appreciation Rights

SARs grants generally vest ratably over three years and expire within five years after the date of grant. These awards are similar to stock options, but are settled in cash rather than in shares of common stock and are classified as liability awards. Under the provisions of SFAS 123R, compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement. Stock-based compensation expense recognized in the three months ended March 31, 2006 is based on SARs ultimately expected to vest and has been reduced for estimated forfeitures.

The following table summarizes the status of our SARs at March 31, 2006 and the changes during the three months then ended:

	Outstanding (thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($ thousands)	Weighted Average Remaining Contractural Life (Years)
Outstanding at January 1, 2006	2,615	$16.82
Granted	295	40.62
Exercised	(49)	11.73
Cancelled	(14)	31.29

Outstanding at March 31, 2006	2,847	19.30	$55,055	3.8

Exercisable at March 31, 2006	1,794	10.87	$49,811	3.6

The total intrinsic value of SARs exercised in the three months ended March 31, 2006 was $1.4 million and the fair value as of March 31, 2006 for SARs granted in the three months then ended was $10.73 per share.

We estimate the fair value of SARs granted using the Black-Scholes valuation model and the fair value of the SARs are remeasured at the end of the period. The following assumptions are as of March 31, 2006:

Expected life (in years)	3 - 4
Volatility	28.6% - 41.6%
Risk-free interest rate	4.5% - 4.7%
Dividend yield	0%

Expected volatility is based on the historical volatility of our common stock and other factors. We use historical experience with exercise and post-vesting exercise behavior to determine the SARs expected life. The expected life represents the period of time that SARs granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the SARs’ expected life.

Service Based Restricted Stock and Restricted Stock Units

Our stock compensation plans allow grants of restricted stock and restricted stock units. Restricted stock is issued on the grant date but is restricted as to transferability. Restricted stock unit awards represent the right to receive common stock when vesting occurs.

Restricted stock and restricted stock unit grants generally vest ratably over three years of service. Under the provisions of SFAS 123R, compensation cost for these awards is based on the closing market price of our common stock on the date of grant. Stock-based compensation expense is based on the awards ultimately expected to vest, and has been reduced for estimated forfeitures.

The following table summarizes the status of our restricted stock and restricted stock units at March 31, 2006 and the changes during the three months then ended:

	Outstanding (thousands)	Weighted Average Fair Value	Aggregate Intrinsic Value ($ thousands)	Weighted Average Remaining Contractural Life (Years)
Outstanding at January 1, 2006	1,100	$25.87
Granted	1,217	40.70
Vested	(394)	39.74
Cancelled	(70)	39.58

Outstanding at March 31, 2006	1,853	36.90	$71,589	2.5

Executives’ Long-Term Retention and Deferred Compensation Plan

Under the terms of this plan certain executives have been granted the right to receive annual restricted stock grants beginning in 2005. Under the provisions of SFAS 123R all such future grants are deemed granted for the purpose of determining stock-based compensation expense. At January 1, 2006 these restricted stock units were classified as equity instruments (as defined in SFAS 123R) and the valuation under SFAS 123R was unchanged from the intrinsic valuation under APB 25. During the first quarter of 2006 certain of these restricted stock units were reclassified as liability instruments (as defined in SFAS 123R) and revalued under the fair value approach in accordance with the provisions of SFAS 123R instead of the previously applied intrinsic valuation method prescribed by APB 25.

The following table summarizes the status of these restricted stock units at March 31, 2006 and the changes during the three months then ended:

	Equity Instruments (thousands)	Weighted Average Fair Value	Aggregate Intrinsic Value ($ thousands)	Weighted Average Remaining Contractural Life (Years)
Outstanding at January 1, 2006	2,990	$40.40
Cancelled	(330)	40.40
Reclassified to liability instruments	(496)	40.40

Outstanding at March 31, 2006	2,164	40.40	$83,622	7.7

	Liability Instruments (thousands)	Weighted Average Fair Value	Aggregate Intrinsic Value ($ thousands)	Weighted Average Remaining Contractural Life (Years)
Outstanding at January 1, 2006	-	$-
Cancelled	-	-
Reclassified from equity instruments	496	38.64

Outstanding at March 31, 2006	496	38.64	$19,160	9.5

In addition, the annual grants may be increased if certain common stock price based performance targets are achieved. We have used a Monte-Carlo simulation model to estimate the number of restricted stock units expected to be granted in the future. This model involves forecasting potential future stock price paths based on the expected return on the common stock and its volatility, then calculating the number of restricted stock units to be granted based on the results of the simulations.

At March 31, 2006, we estimated 0.4 million restricted stock units (0.5 million at January 1, 2006) would be granted as a result of achieving the common stock price based performance targets. Such units had a weighted average fair value of $37.64 per unit, an aggregate intrinsic value of $15.9 million and a weighted average remaining contractual life of eight years.

Note 4—Commitments and Contingencies

Operating leases.    In March 2006 we entered into an operating lease with respect to an aircraft under the terms of which we will be required to make lease payments as follows: 2006 - $2.3 million, 2007 and 2008 - $6.1 million, 2009 and 2010 - $6.1 million and thereafter - $16.0 million.

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

CMS sold its interest in the Congolese properties to a subsidiary of Perenco, S.A. (Perenco) in 2002. Both CMS and Perenco, have received from the Internal Revenue Service (IRS), in accordance with the U.S. consolidated return regulations, a closing agreement confirming that the transaction will not trigger recapture. We and Perenco have finalized closing agreements with the IRS confirming that neither our merger with Nuevo, nor the sale of our interest in the Congolese properties to Perenco will trigger recapture. At December 31, 2005 the estimated remaining contingent liabilities were $15.2 million relative to Nuevo’s former interest, and $21.4 million relative to CMS’ former interest, for which we would be jointly liable. We believe the occurrence of a triggering event in the future is remote and we do not believe the agreements will have a material adverse affect upon us.

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

Note 5—Consolidating Financial Statements

We are the issuer of $275 million of 8.75% Notes due 2012 and $250 million of 7.125% Notes due 2014. The 8.75% Notes and 7.125% Notes are jointly and severally guaranteed on a full and unconditional basis by our wholly-owned subsidiaries (referred to as “Guarantor Subsidiaries”).

The following financial information presents consolidating financial statements, which include:

•	PXP (the “Issuer”);

•	the Guarantor Subsidiaries on a combined basis;

•	elimination entries necessary to consolidate the Issuer and Guarantor Subsidiaries; and

•	PXP on a consolidated basis.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

MARCH 31, 2006

(in thousands)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$1,157	$2	$-	$1,159
Accounts receivable and other current assets	264,622	31,439	-	296,061

	265,779	31,441	-	297,220

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	2,206,546	518,744	-	2,725,290
Not subject to amortization	86,986	53,727	-	140,713
Other property and equipment	15,834	1,337	-	17,171

	2,309,366	573,808	-	2,883,174
Less allowance for depreciation, depletion and amortization	(318,755)	(228,324)	-	(547,079)

	1,990,611	345,484	-	2,336,095

Investment in and Advances to Subsidiaries	489,357	-	(489,357)	-

Other Assets	45,951	164,946	-	210,897

	$2,791,698	$541,871	$(489,357)	$2,844,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$198,967	$70,694	$-	$269,661
Commodity derivative contracts	165,647	-	-	165,647

	364,614	70,694	-	435,308

Long-Term Debt	812,352	-	-	812,352

Other Long-Term Liabilities	621,908	30,071	-	651,979

Payable to Parent	-	124,688	(124,688)	-

Deferred Income Taxes	294,378	(48,251)	-	246,127

Stockholders’ Equity
Stockholders’ equity	765,301	387,637	(387,637)	765,301
Accumulated other comprehensive income	(66,855)	(22,968)	22,968	(66,855)

	698,446	364,669	(364,669)	698,446

	$2,791,698	$541,871	$(489,357)	$2,844,212

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

DECEMBER 31, 2005

(in thousands)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$1,548	$4	$-	$1,552
Accounts receivable and other current assets	247,721	44,059	-	291,780

	249,269	44,063	-	293,332

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	2,126,960	477,932	-	2,604,892
Not subject to amortization	73,987	38,217	-	112,204
Other property and equipment	15,375	907	-	16,282

	2,216,322	517,056	-	2,733,378
Less allowance for depreciation, depletion and amortization	(305,510)	(192,565)	-	(498,075)

	1,910,812	324,491	-	2,235,303

Investment in and Advances to Subsidiaries	458,984	-	(458,984)	-

Other Assets	50,412	162,895	-	213,307

	$2,669,477	$531,449	$(458,984)	$2,741,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$199,508	$78,894	$-	$278,402
Commodity derivative contracts	85,596	-	-	85,596

	285,104	78,894	-	363,998

Long-Term Debt	797,375	-	-	797,375

Other Long-Term Liabilities	573,848	29,574	-	603,422

Payable to Parent	-	103,526	(103,526)	-

Deferred Income Taxes	294,813	(36,003)	-	258,810

Stockholders’ Equity
Stockholders’ equity	807,903	386,229	(386,229)	807,903
Accumulated other comprehensive income	(89,566)	(30,771)	30,771	(89,566)

	718,337	355,458	(355,458)	718,337

	$2,669,477	$531,449	$(458,984)	$2,741,942

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED MARCH 31, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil and liquids	$184,155	$30,773	$-	$214,928
Natural gas	5,341	30,213	-	35,554
Other operating revenues	581	556	-	1,137

	190,077	61,542	-	251,619

Costs and Expenses
Production expenses	51,900	19,225	-	71,125
General and administrative	22,603	369	-	22,972
Depreciation, depletion and amortization and accretion	16,066	36,167	-	52,233

	90,569	55,761	-	146,330

Income from Operations	99,508	5,781	-	105,289
Other Income (Expense)
Equity in earnings of subsidiaries	1,408	-	(1,408)	-
Interest expense	(12,990)	(2,804)	-	(15,794)
Loss on mark-to-market derivative contracts	(169,328)	-	-	(169,328)
Interest and other income	324	-	-	324

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(81,078)	2,977	(1,408)	(79,509)
Income tax benefit (expense)
Current	9,855	(18,567)	-	(8,712)
Deferred	21,753	16,998	-	38,751

Net Income (Loss) Before Cumulative Effect of Accounting Change	(49,470)	1,408	(1,408)	(49,470)
Cumulative effect of accounting change, net of tax benefit	(2,182)	-	-	(2,182)

Net Income (Loss)	$(51,652)	$1,408	$(1,408)	$(51,652)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED MARCH 31, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil and liquids	$122,134	$12,579	$-	$134,713
Natural gas	12,146	42,333	-	54,479
Other operating revenues	639	244	-	883

	134,919	55,156	-	190,075

Costs and Expenses
Production expenses	43,558	22,907	-	66,465
General and administrative	37,409	119	-	37,528
Depreciation, depletion and amortization and accretion	27,175	18,163	-	45,338

	108,142	41,189	-	149,331

Income from Operations	26,777	13,967	-	40,744
Other Income (Expense)
Equity in earnings of subsidiaries	5,762	-	(5,762)	-
Interest expense	(7,642)	(3,761)	-	(11,403)
Loss on mark-to-market derivative contracts	(374,052)	-	-	(374,052)
Interest and other income	292	-	-	292

Income (Loss) Before Income Taxes	(348,863)	10,206	(5,762)	(344,419)
Income tax benefit (expense)
Current	2,548	(2,548)	-	-
Deferred	140,697	(1,896)	-	138,801

Net Income (Loss)	$(205,618)	$5,762	$(5,762)	$(205,618)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2006

(in thousands of dollars)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(51,652)	$1,408	$(1,408)	$(51,652)
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	16,066	36,167	-	52,233
Equity in earnings of subsidiaries	(1,408)	-	1,408	-
Deferred income taxes	(21,753)	(16,998)	-	(38,751)
Cumulative effect of accounting change	2,182	-	-	2,182
Commodity derivative contracts
Loss on derivatives	168,405	12,553	-	180,958
Reclassify financing derivative settlements	45,879	-	-	45,879
Noncash compensation
Stock appreciation rights	(1,209)	-	-	(1,209)
Other	7,483	-	-	7,483
Other noncash items	(23)	-	-	(23)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	3,473	10,668	-	14,141
Accounts payable and other liabilities	(17,921)	(2,507)	-	(20,428)
Commodity derivative contracts	(19,522)	-	-	(19,522)

Net cash provided by operating activities	130,000	41,291	-	171,291

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(77,465)	(62,024)	-	(139,489)
Derivative settlements	(17,300)	-	-	(17,300)
Other property and equipment	(1,099)	(431)	-	(1,530)

Net cash used in investing activities	(95,864)	(62,455)	-	(158,319)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	385,200	-	-	385,200
Repayments	(370,200)	-	-	(370,200)
Derivative settlements	(28,579)	-	-	(28,579)
Investment in and advances to affiliates	(21,162)	21,162	-	-
Other	214	-	-	214

Net cash provided by (used in) financing activities	(34,527)	21,162	-	(13,365)

Net increase (decrease) in cash and cash equivalents	(391)	(2)	-	(393)
Cash and cash equivalents, beginning of period	1,548	4	-	1,552

Cash and cash equivalents, end of period	$1,157	$2	$-	$1,159

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2005

(in thousands of dollars)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(205,618)	$5,762	$(5,762)	$(205,618)
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	27,175	18,163	-	45,338
Equity in earnings of subsidiaries	(5,762)	-	5,762	-
Deferred income taxes	(140,697)	1,896	-	(138,801)
Commodity derivative contracts
Loss on derivatives	341,012	13,498	-	354,510
Reclassify financing derivative settlements	50,326	388	-	50,714
Noncash compensation
Stock appreciation rights	19,886	-	-	19,886
Other	2,829	-	-	2,829
Other noncash items	(23)	-	-	(23)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(7,586)	4,060	-	(3,526)
Accounts payable and other liabilities	(27,812)	(2,705)	-	(30,517)
Commodity derivative contracts	3,004	-	-	3,004

Net cash provided by operating activities	56,734	41,062	-	97,796

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(44,124)	(36,830)	-	(80,954)
Other property and equipment	(607)	(68)	-	(675)

Net cash provided by (used in) investing activities	(44,731)	(36,898)	-	(81,629)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	287,000	-	-	287,000
Repayments	(253,600)	-	-	(253,600)
Derivative settlements	(50,326)	(388)	-	(50,714)
Investment in and advances to affiliates	4,436	(4,436)	-	-
Other	1,140	-	-	1,140

Net cash provided by (used in) financing activities	(11,350)	(4,824)	-	(16,174)

Net increase (decrease) in cash and cash equivalents	653	(660)	-	(7)
Cash and cash equivalents, beginning of period	876	669	-	1,545

Cash and cash equivalents, end of period	$1,529	$9	$-	$1,538

Note 6—Subsequent Event

On April 24, 2006 we announced that we had entered into a definitive agreement to acquire Stone Energy Corporation (“Stone”) in a stock-for-stock transaction valued at approximately $1.46 billion, based on our April 21, 2006 closing stock price of $41.97 per share. Under the terms of the definitive agreement, Stone stockholders will receive 1.25 shares of our common stock for each share of Stone common stock. If completed, we will issue approximately 34.5 million common shares to Stone stockholders and assume $483 million of net debt (as of December 31, 2005). The transaction is expected to qualify as a tax-free reorganization under Section 368(a) and is expected to be tax free to Stone stockholders.

The Boards of Directors of both companies have approved the merger agreement and each will recommend it to their respective stockholders for approval. The transaction will remain subject to stockholder approval from both companies and other customary conditions. The companies anticipate completing the transaction in the third quarter of 2006. Post closing, it is anticipated that the PXP stockholders will own approximately 70% of the combined company and Stone stockholders will own approximately 30% of the combined company.

The PXP Board of Directors will remain the same. The transaction will be accounted for as a purchase of Stone by PXP under purchase accounting rules and PXP will continue to use the full cost method of accounting for its oil and gas properties.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in connection with the information contained in the consolidated financial statements and notes thereto included elsewhere in this report and our Form 10-K for the year ended December 31, 2005.

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

Assets in our principal focus areas include mature properties with long-lived reserves and significant development and exploitation opportunities as well as newer properties with development, exploitation and exploration potential. Our primary sources of liquidity are cash generated from our operations and our senior revolving credit facility. At March 31, 2006 we had approximately $456 million of availability under our revolving credit facility. We have a capital budget for 2006, excluding acquisitions, of $496 million. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our senior revolving credit facility to meet our short-term and long-term normal recurring operating needs, derivative obligations, debt service obligations, contingencies, anticipated capital expenditures and expenditures under our stock repurchase program. In addition, the majority of our capital expenditures and expenditures under our stock repurchase program are discretionary and could be curtailed if our cash flows declined from expected levels.

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

Proposed Acquisition of Stone Energy Corporation

On April 24, 2006 we announced that we had entered into a definitive agreement to acquire Stone Energy Corporation (“Stone”) in a stock-for-stock transaction valued at approximately $1.46 billion, based on our April 21, 2006 closing stock price of $41.97 per share. Under the terms of the definitive agreement, Stone stockholders will receive 1.25 shares of our common stock for each share of Stone common stock. If completed, we will issue approximately 34.5 million common shares to Stone stockholders and assume $483 million of net debt (as of December 31, 2005). The transaction is expected to qualify as a tax-free reorganization under Section 368(a) and is expected to be tax free to Stone stockholders.

The Boards of Directors of both companies have approved the merger agreement and each will recommend it to their respective stockholders for approval. The transaction will remain subject to stockholder approval from both companies and other customary conditions. The companies anticipate completing the transaction in the third quarter of 2006. Post closing, it is anticipated that the PXP stockholders will own approximately 70% of the combined company and Stone stockholders will own approximately 30% of the combined company.

The PXP Board of Directors will remain the same. The transaction will be accounted for as a purchase of Stone by PXP under purchase accounting rules and PXP will continue to use the full cost method of accounting for its oil and gas properties.

Derivative Instruments and Hedging

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

In addition to our 2006 crude oil put options, we also have purchased put option contracts with a strike price of $55.00 on 50,000 barrels per day in 2007 and 42,000 barrels per day in 2008. We also have 2006 call options on 30,000 MMBtu per day of natural gas.

In April 2006, we executed a series of contracts to eliminate all of our 2007 and 2008 crude oil price collars at a pre-tax cost of approximately $600 million, assuming payment in the second quarter of 2006. This amount represents the fair value of the collars on the date we entered into the contracts to eliminate the positions. We will recognize a pre-tax loss of approximately $90 million in the second quarter of 2006 reflecting the decrease in the fair value of the collars from March 31, 2006.

See Item 3. Quantitative and Qualitative Disclosures About Market Risks for a discussion of our current derivative positions.

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

Results Overview

In the first quarter of 2006, primarily as a result of a $169.3 million derivative mark-to-market loss, we reported a net loss of $51.7 million, or $0.66 per share. Cash payments related to mark-to-market derivative contracts totaled $24.9 million in the first quarter of 2006. Our net loss in 2006 includes a non-cash, after-tax expense related to the adoption of SFAS 123R of $2.2 million, or $0.03 per share.

Our earnings are subject to volatility due to: (i) gains and losses on derivative contracts subject to mark-to-market accounting as changes occur in the NYMEX price indexes; (ii) SARs, which are subject to variable accounting based on changes in fair value; and (iii) beginning in 2006 as a result of the adoption of SFAS 123R certain of our restricted stock units became subject to variable accounting based on changes in fair value. The fair value of SARs and restricted stock units is related to the market price of our common stock and will fluctuate with movements in our stock price.

In the first quarter of 2005, primarily as a result of a $374 million derivative mark-to-market loss, we reported a net loss of $205.6 million, or $2.66 per share. Cash payments related to mark-to-market derivative contracts totaled $37.0 million in the first quarter of 2005.

Results of Operations

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a BOE basis:

	Three Months Ended March 31,
	2006	2005
Daily Average Volumes
Oil and liquids sales (Bbls)	52,404	49,082
Gas (Mcf)
Production	64,723	103,075
Used in steam operations	15,067	15,387
Sales (1)	49,656	87,688
BOE
Production	63,191	66,261
Sales (1)	60,680	63,696
Unit Economics (in dollars) (2)
Average NYMEX Prices
Oil	$63.51	$49.90
Gas	8.94	6.21
Average Realized Sales Price Before Derivative Transactions
Oil (per Bbl)	$53.32	$40.79
Gas (per Mcf)	7.95	5.78
Per BOE	52.56	39.21
Costs and Expenses per BOE
Production costs
Lease operating expenses	$7.72	$5.42
Steam gas costs	2.34	2.80
Electricity	1.62	1.10
Production and ad valorem taxes	1.06	1.23
Gathering and transportation	0.29	0.59
DD&A per BOE (oil and gas properties)	8.45	7.10

(1)	2005 amounts represent volumes presented on a basis consistent with 2006. See note 2.
(2)	In 2005 gas revenues included amounts attributable to buy-sell contracts related to our thermal recovery operations in California and associated costs were included in steam gas costs. As a result of our adoption of EITF 04-13 effective January 1, 2006 (see note 1 to the consolidated financial statements), in 2006 certain costs associated with such contracts ($10.4 million) are recorded as a reduction in gas revenues and the associated volumes are not included in sales volumes. Amounts per BOE reflected in the foregoing table are based on production volumes for 2005 and sales volumes for 2006.

The following table reflects cash receipts (payments) made with respect to derivative contracts that settled during the periods presented (in thousands):

	Three Months Ended March 31,
	2006	2005
Contracts accounted for using hedge accounting
Oil revenues	$-	$(28,175)
Gas revenues	-	(1,035)
Steam gas costs	-	1,396
Mark-to-market contracts	(24,909)	(37,013)

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

Oil and gas revenues.    Oil and gas revenues increased $61.3 million, to $250.5 million for 2006 from $189.2 million for 2005. The increase is primarily due to higher realized prices.

Oil revenues excluding the effects of hedging, increased $71.3 million to $251.5 million for 2006 from $180.2 million for 2005 reflecting higher realized prices ($55.4 million) and higher production ($15.9 million). Our average realized price for oil increased $12.53 to $53.32 per Bbl for 2006 from $40.79 per Bbl for 2005. The increase is primarily attributable to an improvement in the NYMEX oil price, which averaged $63.51 per Bbl in 2006 versus $49.90 per Bbl in 2005. Oil sales volumes increased to 52.4 MBbls per day in 2006 from 49.1 MBbls per day in 2005.

Hedging had the effect of decreasing our oil revenues by $36.5 million, or $7.75 per Bbl in 2006 compared to $45.4 million or $10.29 per Bbl in 2005. The 2006 amount represents the deferred losses related to 2006 swaps that were terminated in 2005. These losses were deferred in OCI and are being recognized as a noncash reduction to oil revenues as the hedged production is sold.

Gas revenues excluding the effects of hedging, decreased $18.1 million to $35.6 million in 2006 from $53.7 million in 2005 due to decreased sales volumes ($27.2 million) and a decrease in revenues due to a change in the presentation of certain costs related to buy-sell contracts ($7.8 million), partially offset by higher realized prices ($16.9 million). Gas revenues for 2005 include $7.8 million attributable to buy-sell contracts related to our thermal recovery operations in California. As a result of our adoption of EITF 04-13 effective January 1, 2006 (see note 1 to the consolidated financial statements), in 2006 certain costs associated with such contracts are reflected as a reduction in gas revenues. Our average realized price for gas was $7.95 per Mcf in 2006 compared to $5.78 per Mcf in 2005. Hedging had the effect of increasing our 2005 gas revenues by $0.8 million, or $0.09 per Mcf.

Gas sales volumes decreased from 87.7 MMcf per day in 2005 to 49.7 MMcf per day in 2006 primarily due to the sale of our properties in East Texas and Oklahoma in the second quarter of 2005.

Lease operating expenses.    Lease operating expenses increased $9.9 million, to $42.2 million in 2006 from $32.3 million in 2005. The increase is primarily attributable to general cost increases from service providers as well as higher expenditures for repairs and maintenance and well workovers. On a per unit basis, lease operating expenses increased to $7.72 per BOE in 2006 versus $5.42 per BOE in 2005.

Steam gas costs.    Steam gas costs decreased $3.9 million, to $12.8 million in 2006 from $16.7 million in 2005. Steam gas costs for 2005 include certain costs ($7.8 million) attributable to buy-sell contracts that after the adoption of EITF 04-13 would be included in gas revenues. On a basis comparable to 2006, 2005 steam gas costs would have been $8.9 million, or $1.50 per BOE, compared to $12.8 million, or $2.34 per BOE, in 2006, primarily reflecting the increased cost of natural gas.

Electricity.    Electricity increased $2.2 million, to $8.8 million in 2006 from $6.6 million in 2005, primarily reflecting higher cost for natural gas used in electricity generation, higher cost for purchased electricity and the effect of the properties acquired in the second quarter of 2005. On a per unit basis, electricity increased to $1.62 per BOE in 2006 versus $1.10 per BOE in 2005.

Production and ad valorem taxes.    Production and ad valorem taxes decreased $1.6 million, to $5.7 million in 2006 from $7.3 million in 2005 primarily reflecting the properties sold in the second quarter of 2005, partially offset by the effect of increased oil and gas prices.

Gathering and transportation expenses.    Gathering and transportation expenses decreased $1.9 million, to $1.6 million in 2006 from $3.5 million in 2005 primarily reflecting the properties sold in the second quarter of 2005.

General and administrative expense.    Our G&A expense consists of (in thousands of dollars):

	Three Months Ended March 31,
	2006	2005
G&A excluding items below	$15,226	$11,727
Stock appreciation rights	463	22,972
Other stock-based compensation	7,283	2,829

	$22,972	$37,528

G&A expense, excluding amounts attributable to SARs and other stock based compensation, was $15.2 million in 2006 compared to $11.7 million in 2005 primarily reflecting increased employee headcount and related compensation costs and costs associated with our Chief Financial Officer’s retirement in 2006.

G&A expense related to SARs was $0.5 million in 2006 compared to $23.0 million in 2005. Accounting for SARs requires that we record an expense or credit for vested or deemed vested SARs depending on whether, during the period, the fair value of the SARs either rose or fell, respectively. In 2006 and 2005 we made cash payments of $1.4 million and $3.1 million, respectively, for SARs that were exercised during the period. Under SFAS 123R, in 2006 the fair value of our SARs is remeasured each period using an option pricing model. In 2005 the SARs were remeasured each period using the intrinsic value (the market value of our common stock) as prescribed by APB 25.

G&A expense for 2006 and 2005 includes other stock based compensation costs of $7.3 million and $2.9 million, respectively, related to restricted stock and restricted stock unit grants. The increase in 2006 primarily reflects grants made subsequent to the first quarter of 2005 as well as the adoption of SFAS 123R that resulted in certain grants being classified as liability awards that require the recognition of changes in fair value as an expense during the period.

G&A expense does not include amounts capitalized as part of our acquisition, exploration and development activities. We capitalized $7.9 million and $5.2 million of G&A expense in 2006 and 2005, respectively.

Depreciation, depletion and amortization, or DD&A.    DD&A expense increased $6.2 million, to $49.8 million in 2006 from $43.6 million in 2005. Approximately $5.7 million of the increase was attributable to our oil and gas DD&A, primarily due to a higher per unit rate. Our oil and gas unit of production rate increased to $8.45 per BOE in 2006 compared to $7.10 per BOE in 2005. The increase primarily reflects the effect of property acquisitions, higher future development costs and 2005 capital costs for which there were no immediate reserve additions.

Accretion expense.    Accretion expense increased $0.7 million, to $2.5 million in 2006 from $1.8 million in 2005, primarily reflecting higher estimated future costs of our abandonment obligations.

Interest expense.    Interest expense increased $4.4 million, to $15.8 million in 2006 from $11.4 million in 2005 primarily due to higher outstanding debt as a result of the 2005 property acquisitions. Interest expense does not include interest capitalized on oil and gas properties not subject to amortization. We capitalized $1.4 million and $0.6 million of interest in 2006 and 2005, respectively.

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

As a result of the significant increase in oil prices, we recognized a $169.3 million loss related to mark-to-market derivative contracts in 2006. Cash payments related to these contracts that settled in 2006 totaled $24.9 million. In 2005 we recognized a loss on mark-to-market derivative contracts of $374.1 million. Cash payments related to these contracts that settled in 2005 totaled $37.0 million.

Income taxes.    During interim periods income tax expense is generally based on the estimated effective income tax rate that is expected for the entire year. At March 31, 2006 our estimated 2006 annual effective tax rate is approximately 38%. Variances in our estimated 2006 annual effective tax rate from the 35% federal statutory rate primarily results from the effect of state income taxes, a cumulative charge to reflect an increase in the estimated California apportionment factor and estimated permanent differences primarily reflecting expenses that are not deductible because of IRS limitations. At March 31, 2005 our estimated 2005 annual effective tax rate was approximately 40%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our revolving credit facility. At March 31, 2006 we had approximately $456 million of availability under our revolving credit facility. We have made and will continue to make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas. We have a capital budget for 2006, excluding acquisitions, of approximately $496 million. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our revolving credit facility to meet our short-term and long-term normal recurring operating needs, derivative obligations, debt service obligations, expenditures under our stock repurchase program, contingencies and anticipated capital expenditures.

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

At March 31, 2006 we had a working capital deficit of approximately $138.1 million. Approximately $104.5 million of the working capital deficit is attributable to the fair value of our commodity derivative instruments (net of related deferred income taxes). In accordance with SFAS 133, the fair value of all derivative instruments is recorded on the balance sheet. Our hedge agreements provide for monthly settlement based on the difference between the fixed price in the contract and the actual NYMEX oil price. Cash received for the sale of physical production will be based on actual market prices and, if necessary, will be available to meet derivative settlement obligations. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date. The seven financial institutions that are contract counterparties for our derivative commodity contracts all have Standard & Poor’s ratings of A or better and all seven of the financial institutions are participating lenders in our revolving credit facility. At March 31, 2006 we were in a net liability position with all such counterparties.

In April 2006, we executed a series of contracts to eliminate all of our 2007 and 2008 crude oil price collars at a pre-tax cost of approximately $600 million, assuming payment in the second quarter of

2006. This amount represents the fair value of the collars on the date we entered into the contracts to eliminate the positions. We will recognize a pre-tax loss of approximately $90 million in the second quarter of 2006 reflecting the decrease in the fair value of the collars from March 31, 2006. Under the terms of the contracts we can repay the counterparties as the collars mature in 2007 and 2008 or elect to make payment at an earlier date.

Financing Activities

At March 31, 2006 we had $287 million outstanding under the terms of our senior revolving credit facility that matures May 16, 2010, $275.0 million principal amount of 8.75% Senior Subordinated Notes due 2012 and $250.0 million principal amount of 7.125% Senior Notes due 2014. No amounts were outstanding under the terms of our short-term credit facility.

Cash Flows

	Three Months Ended March 31,
	2006	2005
	(in millions)
Cash provided by (used in):
Operating activities	$171.3	$97.8
Investing activities	(158.3)	(81.6)
Financing activities	(13.4)	(16.2)

Net cash provided by operating activities was $171.3 million in 2006 compared to $97.8 million in 2005. The increase in net cash provided by operating activities in 2006 is primarily a result of increased oil and gas prices. As discussed below, certain of our derivative cash payments are classified as financing or investing activities.

Net cash used in investing activities was $158.3 million in 2006 primarily reflecting additions to oil and gas properties of $139.5 million and derivative settlements of $17.3 million. Net cash used in investing activities was $81.6 million in 2005 primarily reflecting additions to oil and gas properties of $81.0 million. Derivative settlements related to derivatives that have not been qualified for hedge accounting and do not contain a significant financing element are reflected as investing activities.

Net cash used in financing activities in 2006 was $13.4 million, primarily reflecting $15.0 million in net borrowings under our senior revolving credit facility and the payment of $28.6 million in financing derivative settlements. Net cash used in financing activities in 2005 was $16.2 million, primarily reflecting $33.4 million in net borrowings under our senior revolving credit facility and the payment of $50.7 million in financing derivative settlements. Under SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, certain of our derivatives are deemed to contain a significant financing element and cash settlements with respect to such derivatives are required to be reflected as financing activities.

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $500 million of our common stock. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. We expect that the funds for these purchases will come primarily from cash flow in excess of capital investments. To date, no purchases have been made under this program.

Stock Appreciation Rights

Accounting for SARs requires that we record an expense or credit for vested or deemed vested SARs depending on whether, during the period, the fair value of the SARs either rose or fell, respectively. In the first quarter of 2006 we recognized $0.5 million of expense. We incur cash expenditures upon the exercise of SARs, but our common shares outstanding do not increase. At March 31, 2006 we had approximately 2.8 million SARs outstanding of which 1.8 million were vested. If all of the vested SARs were exercised, based on $38.64, the price of our common stock as of March 31, 2006, we would pay $55.1 million to holders of the SARs. In the first quarter of 2006 we made cash payments of $1.4 million for SARs that were exercised during that period.

Commitments and Contingencies

Contractual obligations. In March 2006 we entered into an operating lease with respect to an aircraft under the terms of which we will be required to make lease payments as follows: 2006—$2.3 million, 2007 and 2008—$6.1 million, 2009 and 2010—$6.1 million and thereafter—$16.0 million.

Critical Accounting Policies and Factors that May Affect Future Results

Based on the accounting policies that we have in place, certain factors may impact our future financial results. Critical accounting policies related to commodity pricing and risk management activities, write-downs under full cost ceiling test rules, oil and gas reserves, stock based compensation and goodwill are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS 155 which eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS 156 which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking information regarding Plains Exploration & Production Company that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “will”, “would”, “should”, “plans”, “likely”, “expects”, “anticipates”, “intends”, “believes”, “estimates”, “thinks”, “may”, and similar expressions, are forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, there are risks, uncertainties and other factors that could cause actual results to be materially different from those in the forward-looking statements. These factors include, among other things:

•	uncertainties inherent in the development and production of oil and gas and in estimating reserves;
•	unexpected future capital expenditures (including the amount and nature thereof);

•	impact of oil and gas price fluctuations, including the impact on our reserve volumes and values and our earnings as a result of our derivative positions;

•	the effects of our indebtedness, which could adversely restrict our ability to operate, could make us vulnerable to general adverse economic and industry conditions, could place us at a competitive disadvantage compared to our competitors that have less debt, and could have other adverse consequences;

•	the success of our derivative activities;

•	the success of our risk management activities;

•	unexpected difficulties in integrating our operations as a result of any significant acquisitions, including the proposed acquisition of Stone Energy Corporation;

•	the effects of competition;

•	the availability (or lack thereof) of acquisition or combination opportunities;

•	the impact of current and future laws and governmental regulations;

•	environmental liabilities that are not covered by an effective indemnity or insurance; and

•	general economic, market, industry or business conditions.

All forward-looking statements in this report are made as of the date hereof, and you should not place undue reliance on these statements without also considering the risks and uncertainties associated with these statements and our business that are discussed in this report and our other filings with the SEC. Moreover, although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except for any obligation to disclose material information under the Federal securities laws, we do not intend to update these forward-looking statements and information. See Item 1A – “Risk Factors” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2005 for additional discussions of risks and uncertainties.

Item 3 – Quantitative and Qualitative Disclosures About Market Risks

Commodity Price Risk

We use various derivative instruments to manage our exposure to commodity price risk on sales of oil and gas production. All derivative instruments are recorded on the balance sheet at fair value. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value, both realized and unrealized, are recognized currently in our income statement as gain (loss) on mark-to-market derivative contracts. Cash flows are only impacted to the extent the actual settlements under the contracts result in making a payment to or receiving a payment from the counterparty. If a derivative is designated as a cash flow hedge and qualifies for hedge accounting, any unrealized gain or loss is deferred in accumulated Other Comprehensive Income (“OCI”), a component of Stockholders’ Equity, until the hedged oil and gas production is sold. Realized gains and losses on derivative instruments that are designated as a hedge and qualify for hedge accounting are generally included in oil and gas revenues in the period the hedged volumes are sold. Gains and losses deferred in OCI related to cash flow hedges for which hedge accounting has been discontinued remain in OCI until the related product has been delivered.

See Note 2 to the Consolidated Financial Statements – “Derivative Instruments and Hedging Activities” for a discussion of our hedging activities.

At April 30, 2006 we had the following open commodity derivative positions, none of which were designated as hedging instruments:

Period	Instrument Type	Daily Volumes	Average Price	Index
Sales of Crude Oil Production
2006
Apr - Dec	Put options	50,000 Bbls	$55.00 Strike price	WTI
2007
Jan - Dec	Put options	50,000 Bbls	$55.00 Strike price	WTI
2008
Jan - Dec	Put options	42,000 Bbls	$55.00 Strike price	WTI
Purchases of Natural Gas
2006
Apr - Dec	Call options	30,000 MMBtu	$12.00 Strike price	Socal

The average strike price for the put options and call options do not reflect the cost to purchase such options. The crude oil put options cost an average of $4.91 per barrel for 2006, $5.57 per barrel for 2007 and $3.35 per barrel for 2008. The natural gas call options cost an average of $1.04 per MMBtu. The premiums for the put and call options will be paid when the options are settled.

In April 2006, we executed a series of contracts to eliminate all of our 2007 and 2008 crude oil price collars at a pre-tax cost of approximately $600 million. This amount represents the fair value of the collars on the date we entered into the contracts to eliminate the positions. We will recognize a pre-tax loss of approximately $90 million in the second quarter of 2006 reflecting the decrease in the fair value of the collars from March 31, 2006.

The fair value of outstanding crude oil and natural gas commodity derivative instruments and the change in fair value that would be expected from a 10% price increase are shown in the table below (in millions):

	March 31, 2006
	Fair Value	Effect of 10% Price Increase
Derivatives not designated as hedging instruments	$(459.8)	$(119.5)

The fair value of the commodity derivative contracts are estimated based on quoted prices from independent reporting services compared to the contract price of the agreement, and approximate the gain or loss that would have been realized if the contracts had been closed out at period end. All positions offset physical positions exposed to the cash market. None of these offsetting physical positions are included in the above table. Price risk sensitivities were calculated by assuming an across-the-board 10% increase in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. The cost of our puts and calls is not included in the fair value of derivatives in the foregoing table.

The seven financial institutions that are contract counterparties for our derivative commodity contracts all have Standard & Poor’s ratings of A or better and all seven of the financial institutions are participating lenders in our revolving credit facility. At March 31, 2006 we were in a net liability position with all such counterparties.

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

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of March 31, 2006 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, our internal control over financial reporting can provide only reasonable assurance with respect to our financial reporting and financial statement preparation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5 – Other Information

Effective May 4, 2006, the Board of Directors of the Company has appointed Cynthia A. Feeback to serve as interim Chief Financial Officer. Ms. Feeback will continue as the Company’s Vice President – Accounting, Controller and Chief Accounting Officer. From September 2002 to January 2005, Ms. Feeback held the position of Senior Vice President – Accounting and Treasurer. She also was Plains Resources’ Senior Vice President—Accounting and Treasurer from July 2001 to December 2002. She was Plains Resources’ Vice President—Accounting and Assistant Treasurer from May 1999 to July 2001.

ITEM 6 – Exhibits

10.1		Agreement and Plan of Merger by and among Plains Exploration & Production Company, Plains Acquisition Corporation and Stone Energy Corporation, dated as of April 23, 2006 (incorporated by reference to Exhibit 99.2 to Stone Energy Corporation’s Schedule 13D filed on May 3, 2006 (File No. 001-31470) (the “Stone 13D”)).

10.2		Voting Agreement dated April 23, 2006, by and among Plains Exploration & Production Company, Stone Energy Corporation, James H. Stone, David H. Welch, John P. Laborde, Peter K. Barker, George R. Christmas, Richard A. Pattarozzi, David R. Voelker, Raymond B. Gary, Robert A. Bernhard and B.J. Duplanits (incorporated by reference to Exhibit 99.1 to the Stone 13D).

10.3	*	Voting Agreement dated April 23, 2006, by and among Plains Exploration & Production Company, Stone Energy Corporation, James C. Flores, Isaac Arnold, Jr., Alan R. Buckwalter, III, Jerry L. Dees, Tom M. Delimitros, Robert L. Gerry, III and John H. Lollar.

10.4	*	Summary of Executive Officer Salary Increases.

10.5	*	Summary of Director Compensation Program.

31.1	*	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Items 1, 1A, 2, 3 & 4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY.
Date: May 5, 2006

	By:	/s/ Cynthia A. Feeback
Vice President, Chief Financial and Accounting Officer and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.1		Agreement and Plan of Merger by and among Plains Exploration & Production Company, Plains Acquisition Corporation and Stone Energy Corporation, dated as of April 23, 2006 (incorporated by reference to Exhibit 99.2 to Stone Energy Corporation’s Schedule 13D filed on May 3, 2006 (File No. 001-31470) (the “Stone 13D”)).

10.2		Voting Agreement dated April 23, 2006, by and among Plains Exploration & Production Company, Stone Energy Corporation, James H. Stone, David H. Welch, John P. Laborde, Peter K. Barker, George R. Christmas, Richard A. Pattarozzi, David R. Voelker, Raymond B. Gary, Robert A. Bernhard and B.J. Duplanits (incorporated by reference to Exhibit 99.1 to the Stone 13D).

10.3	*	Voting Agreement dated April 23, 2006, by and among Plains Exploration & Production Company, Stone Energy Corporation, James C. Flores, Isaac Arnold, Jr., Alan R. Buckwalter, III, Jerry L. Dees, Tom M. Delimitros, Robert L. Gerry, III and John H. Lollar.

10.4	*	Summary of Executive Officer Salary Increases.

10.5	*	Summary of Director Compensation Program.

31.1	*	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith