Form 10-Q
period 2006-06-30
PLAINS EXPLORATION & PRODUCTION CO
filed 2006-08-04
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

76.7 million shares of Common Stock, $0.01 par value, issued and outstanding at July 31, 2006.

PLAINS EXPLORATION & PRODUCTION COMPANY

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements:

(i)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$1,403	$1,552
Accounts receivable	131,642	148,691
Inventories	13,669	10,325
Deferred income taxes	162,277	128,816
Other current assets	10,315	3,948

	319,306	293,332

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	2,845,684	2,604,892
Not subject to amortization	187,681	112,204
Other property and equipment	18,676	16,282

	3,052,041	2,733,378
Less allowance for depreciation, depletion and amortization	(597,120)	(498,075)

	2,454,921	2,235,303

Goodwill	173,790	173,858

Other Assets	41,169	39,449

	$2,989,186	$2,741,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$135,503	$122,996
Commodity derivative contracts	266,418	85,596
Royalties payable	47,201	43,279
Stock appreciation rights	57,279	55,170
Interest payable	13,029	13,000
Other current liabilities	35,216	43,957

	554,646	363,998

Long-Term Debt
Revolving credit facility	231,000	272,000
8.75% Senior Subordinated Notes	276,439	276,538
7.125% Senior Notes	248,888	248,837

	756,327	797,375

Other Long-Term Liabilities
Asset retirement obligation	165,882	155,865
Commodity derivative contracts	507,506	440,543
Other	5,687	7,014

	679,075	603,422

Deferred Income Taxes	271,410	258,810

Commitments and Contingencies (Note 4)
Stockholders’ Equity
Common stock	791	784
Additional paid-in capital	973,535	940,988
Retained earnings (deficit)	(192,443)	(133,664)
Accumulated other comprehensive income	(44,574)	(89,566)
Treasury stock, at cost	(9,581)	(205)

	727,728	718,337

	$2,989,186	$2,741,942

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Oil sales	$286,617	$206,490	$538,084	$386,648
Oil hedging	(36,548)	(43,818)	(73,087)	(89,263)
Gas sales
Sales related to buy/sell contracts	—	8,328	—	16,084
Other	27,601	46,377	63,155	92,274
Gas hedging	—	(807)	—	19
Other operating revenues	716	738	1,853	1,621

	278,386	217,308	530,005	407,383

Costs and Expenses
Production costs
Lease operating expenses	44,738	36,877	86,903	69,205
Steam gas costs
Costs related to buy/sell contracts	484	8,716	1,036	16,837
Other	12,360	7,688	24,584	16,248
Electricity	9,954	8,186	18,786	14,761
Production and ad valorem taxes	7,036	5,967	12,804	13,303
Gathering and transportation expenses	2,072	2,404	3,656	5,949
General and administrative	38,065	18,342	61,037	55,870
Depreciation, depletion and amortization	50,917	45,745	100,684	89,338
Accretion	2,476	1,934	4,942	3,679

	168,102	135,859	314,432	285,190

Income from Operations	110,284	81,449	215,573	122,193
Other Income (Expense)
Interest expense	(19,210)	(14,158)	(35,004)	(25,561)
Loss on mark-to-market derivative contracts	(142,914)	(113,871)	(312,242)	(487,923)
Gain on termination of merger agreement	37,902	—	37,902	—
Interest and other income (expense)	1,296	(120)	1,620	172

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(12,642)	(46,700)	(92,151)	(391,119)
Income tax (expense) benefit
Current	(45)	(1,330)	(8,757)	(1,330)
Deferred	5,560	700	44,311	139,501

Income (Loss) Before Cumulative Effect of Accounting Change	(7,127)	(47,330)	(56,597)	(252,948)
Cumulative effect of accounting change, net of tax benefit	—	—	(2,182)	—

Net Income (Loss)	$(7,127)	$(47,330)	$(58,779)	$(252,948)

Earnings (loss) per share, basic and diluted
Income (loss) before cumulative effect of accounting change	$(0.09)	$(0.61)	$(0.72)	$(3.27)
Cumulative effect of accounting change	—	—	(0.03)	—

Net income (loss)	$(0.09)	$(0.61)	$(0.75)	$(3.27)

Weighted Average Shares Outstanding, basic and diluted	78,694	77,329	78,567	77,266

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of dollars)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(58,779)	$(252,948)
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	105,626	93,017
Deferred income taxes	(44,311)	(139,501)
Cumulative effect of adoption of accounting change	2,182	—
Commodity derivative contracts
Loss on derivatives	335,234	291,914
Reclassify derivative settlements	71,310	270,742
Noncash compensation	23,418	23,914
Other noncash items	(48)	(46)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	6,124	(8,066)
Accounts payable and other liabilities	(13,778)	(21,868)
Commodity derivative contracts	(21,215)	(143,690)

Net cash provided by operating activities	405,763	113,468

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(289,425)	(299,139)
Proceeds from sales of oil and gas properties	—	340,969
Derivative settlements	(42,731)	—
Other	(4,535)	(2,596)

Net cash provided by (used in) investing activities	(336,691)	39,234

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	728,900	751,000
Repayments	(769,900)	(634,500)
Derivative settlements	(28,579)	(270,742)
Other	358	964

Net cash used in financing activities	(69,221)	(153,278)

Net decrease in cash and cash equivalents	(149)	(576)
Cash and cash equivalents, beginning of period	1,552	1,545

Cash and cash equivalents, end of period	$1,403	$969

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income (Loss)	$(7,127)	$(47,330)	$(58,779)	$(252,948)

Other Comprehensive Income (Loss)
Commodity hedging contracts
Change in fair value	—	2,332	—	(83,314)
Reclassification adjustment for settled contracts	—	16,895	—	33,094
Reclassification adjustment for terminated contracts	36,548	27,252	73,087	56,338
Related income taxes	(14,267)	(21,477)	(28,095)	(1,252)

	22,281	25,002	44,992	4,866

Comprehensive Income (Loss)	$15,154	$(22,328)	$(13,787)	$(248,082)

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(share and dollar amounts in thousands)

			Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income

	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance, December 31, 2005	78,416	$784	$940,988	$(133,664)	$(89,566)	(5)	$(205)	$718,337
Net loss	—	—	—	(58,779)	—	—	—	(58,779)
Other comprehensive income	—	—	—	—	44,992	—	—	44,992
Stock-based compensation awards
Issuance of stock	647	7	—	—	—	—	—	7
Deferred compensation	—	—	29,154	—	—	—	—	29,154
Treasury stock transactions	—		(205)	—	—	(249)	(9,376)	(9,581)
Exercise of stock options and other	24	—	3,598	—	—	—	—	3,598

Balance, June 30, 2006	79,087	$791	$973,535	$(192,443)	$(44,574)	(254)	$(9,581)	$727,728

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Organization and Significant Accounting Policies

The consolidated financial statements of Plains Exploration & Production Company (“PXP”, “us”, “our”, “we” or the “Company”) include the accounts of our wholly owned subsidiaries. We are an independent energy company engaged in the “upstream” oil and gas business of acquiring, exploiting, developing, exploring for and producing oil and gas. Our activities are all located in the United States.

These consolidated financial statements and related notes present our consolidated financial position as of June 30, 2006 and December 31, 2005, the results of our operations and our comprehensive income for the three months and six months ended June 30, 2006 and 2005 and our cash flows and the changes in our stockholders’ equity for the six months ended June 30, 2006. All adjustments, consisting only of normal recurring adjustments, that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. The results of our operations for the six months ended June 30, 2006 are not necessarily indicative of the results of our operations to be expected for the full year.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Stone Energy Corporation. On April 24, 2006 we announced that we had entered into a definitive agreement to acquire Stone Energy Corporation (“Stone”) in a stock-for-stock transaction. On June 22, 2006 the agreement was terminated by Stone in order for Stone to enter into a merger agreement with another company. In connection with the termination of the merger agreement we received a termination fee of $43.5 million. Earnings for the three months and six months ended June 30, 2006 include a gain on the termination of the merger agreement of $37.9 million representing the termination fee net of certain merger related costs incurred by the Company.

Asset Retirement Obligations. The following table reflects the changes in our asset retirement obligation during the six months ended June 30, 2006 (in thousands):

Asset retirement obligation - beginning of period	$160,955
Settlements	(584)
Accretion expense	4,942
Asset retirement additions	5,377

Asset retirement obligation - end of period	$170,690	(1)

(1)	$4.8 million included in current liabilities.

Earnings Per Share. For the three months and six months ended June 30, 2006 and 2005 the weighted average shares outstanding for computing basic and diluted earnings per share (“EPS”) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Common shares outstanding - basic and diluted	78,694	77,329	78,567	77,266

Unvested restricted stock, restricted stock units and stock options not included in computing
EPS due to antidilutive effect	730	943	812	895

In computing earnings per share, no adjustments were made to reported net income.

Inventories. Oil inventories are carried at the lower of the cost to produce or market value and materials and supplies inventories are stated at the lower of cost or market with cost determined on an average cost method. Our inventories consist of (in thousands):

	June 30,	December 31,
	2006	2005
Oil	$2,983	$2,099
Materials and supplies	10,686	8,226

	$13,669	$10,325

General and Administrative Expense. Our general and administrative (“G&A”) expense consists of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
G&A excluding stock-based compensation	$16,812	$11,511	$32,038	$23,238
Stock-based compensation	21,253	6,831	28,999	32,632

	$38,065	$18,342	$61,037	$55,870

Stockholders’ Equity. Our Board of Directors has authorized the repurchase of up to $500 million of our common stock. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. As of June 30, 2006, no purchases had been made under this program. In July 2006 we repurchased 2,461,900 common shares at a cost of $100.8 million.

The 254,000 shares of treasury stock at June 30, 2006 represent shares issued to a rabbi trust for the benefit of certain of the Company’s officers that retired or resigned in the first six months of 2006.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include (1) oil and natural gas reserves; (2) depreciation, depletion and amortization, including future abandonment costs; (3) assigning fair value and allocating purchase price in connection with business combinations, including goodwill; (4) income taxes; (5) accrued liabilities; (6) stock-based compensation and (7) valuation of derivative instruments. Although management believes these estimates are reasonable, actual results could differ from these estimates.

Stock Based Compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No.123R “Share-Based Payment” (“SFAS 123R”) that requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. We used the “modified prospective approach” as allowed under SFAS 123R. See Note 3.

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

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation

Note 2—Derivative Instruments and Hedging Activities

We use various derivative instruments to manage our exposure to commodity price risk on sales of oil and gas production and the purchase of natural gas used in our thermal recovery operations. All derivative instruments are recorded on the balance sheet at fair value. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value, both realized and unrealized, are recognized currently in our income statement as a gain or (loss) on mark-to-market derivative contracts. Cash flows are only impacted to the extent the actual settlements under the contracts result in making a payment to or receiving a payment from the counterparty. If a derivative is designated as a cash flow hedge and qualifies for hedge accounting, any unrealized gain or loss is deferred in accumulated Other Comprehensive Income (“OCI”), a component of Stockholders’ Equity, until the hedged oil and gas production is sold. Realized gains and losses on derivative instruments that are designated as a hedge and qualify for hedge accounting are generally included in oil and gas revenues in the period the hedged volumes are sold. Gains and losses deferred in OCI related to cash flow hedges for which hedge accounting has been discontinued remain in OCI until the related product has been delivered.

At December 31, 2005 we had collars on 22,000 barrels of oil per day for all of 2007 and 2008 with a floor price of $25.00 and an average ceiling price of $34.76. In April 2006, we executed a series of offsetting contracts to eliminate all of these crude oil price collars at a pre-tax cost of approximately $593 million. This amount represents the fair value of the collars on the date we entered into the offsetting positions. Since the collars were not designated as a hedge such amount has been recognized in our income statement as a loss on mark-to-market derivative contracts ($170 million in 2006 and $423 million in prior periods).

We may settle these contracts as they mature (i.e., on a monthly basis throughout 2007 and 2008) or, at our option, we may pay the amounts due at an earlier date. If the contracts are settled as they mature, our total cost would be approximately $644 million and the $51 million in excess of the fair value on the date we entered into the offsetting positions would be recognized in our income statement as interest expense.

At June 30, 2006 we also had the following open commodity derivative positions, none of which were designated as hedging instruments:

Period	Instrument Type	Daily Volumes	Average Price	Index
Sales of Crude Oil Production
2006
Jul - Dec	Put options	50,000 Bbls	$55.00 Strike price	WTI
2007
Jan - Dec	Put options	50,000 Bbls	$55.00 Strike price	WTI
2008
Jan - Dec	Put options	42,000 Bbls	$55.00 Strike price	WTI
Purchases of Natural Gas
2006
Jul - Dec	Call options	30,000 MMBtu	$12.00 Strike price	Socal

The average strike prices for the put options and call options do not reflect the cost to purchase such options. The crude oil put options cost an average of $4.91 per barrel for 2006, $5.57 per barrel for 2007 and $3.35 per barrel for 2008. The natural gas call options cost an average of $1.04 per MMBtu. The premiums for the put and call options will be paid when the options are settled.

During the three months ended June 30, 2006 and 2005 we recognized pre-tax losses of $142.9 million and $113.9 million, respectively, from derivatives that do not qualify or were not designated for hedge accounting. During such periods we made cash payments of $25.2 million and $196.2 million, respectively, on derivatives that do not qualify for hedge accounting that settled during the periods.

During the six months ended June 30, 2006 and 2005 we recognized pre-tax losses of $312.2 million and $487.9 million, respectively, from derivatives that do not qualify or were not designated for hedge accounting. During such periods we made cash payments of $50.1 million and $233.2 million, respectively, on derivatives that do not qualify for hedge accounting that settled during the periods.

Cash payments made during the three months and six months ended June 30, 2005 include the $145.4 million we paid to eliminate our 2006 oil price collars.

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

Other Comprehensive Income

During the three months and six months ended June 30, 2006 net deferred losses of $36.5 million and $73.1 million, respectively, attributable to cancelled 2006 swaps were reclassified from OCI and charged to oil and gas revenues. During the three months and six months ended June 30, 2005 net deferred losses of $44.1 million and $89.3 million, respectively, were reclassified from OCI and charged to oil and gas revenues and steam gas costs and during the six months ended June 30, 2005 we recognized $0.1 million for ineffectiveness of derivatives that qualify for hedge accounting.

At June 30, 2006 and December 31, 2005 OCI consisted of $72.7 million ($44.6 million, net of tax) and $145.8 million ($89.6 million, net of tax), respectively, of deferred losses attributable to cancelled 2006 swaps that are being reclassified to oil revenues in 2006.

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

We have two stock incentive plans, the 2002 Stock Incentive Plan (the “2002 Plan”), which provides for a maximum of 1.5 million shares available for awards, and the 2004 Stock Incentive Plan (the “2004 Plan”), which provides for a maximum of 5.0 million shares available for awards. The 2002 Plan and the 2004 Plan provide for the grant of stock options, and other awards (including performance units, performance shares, share awards, restricted stock, restricted stock units, and stock appreciation rights, or SARs) to our directors, officers, employees, consultants and advisors. Our compensation committee may grant options and SARs on such terms, including vesting and payment forms, as it deems appropriate in its discretion, however, no option or SARs may be exercised more than 10 years after its grant, and the purchase price for incentive stock options and non-qualified stock options may not be less than 100% of the fair market value of our common stock on the date of grant. The compensation committee may grant restricted stock awards, restricted stock units, share awards, performance units and performance shares on such terms and conditions as it may in its discretion decide.

For the six months ended June 30, 2006 $29.0 million of stock-based compensation expense was charged to earnings ($17.5 million after a tax benefit of $11.5 million). In addition, during such period $2.7 million of stock-based compensation expense was capitalized. Additionally, there was $148.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of approximately six years. The tax benefit realized as a result of the vesting of restricted stock and restricted stock unit awards during the six months ended June 30, 2006 was $3.2 million. Stock based compensation expense for the six months ended June 30, 2006 includes $9.4 million resulting from the accelerated vesting of 0.4 million restricted stock units held by certain former officers that resigned their positions during the period.

Estimates of fair value are not intended to predict actual future events of the value ultimately realized by employees who receive share-based awards, and subsequent events are not indicative of the reasonableness of original estimates of fair value made by the Company under SFAS 123R.

Stock Appreciation Rights

SARs grants generally vest ratably over three years and expire within five years after the date of grant. These awards are similar to stock options, but are settled in cash rather than in shares of common stock and are classified as liability awards. Under the provisions of SFAS 123R, compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement. Stock-based compensation expense recognized in the six months ended June 30, 2006 is based on SARs ultimately expected to vest and has been reduced for estimated forfeitures.

The following table summarizes the status of our SARs at June 30, 2006 and the changes during the six months then ended:

	Outstanding (thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($ thousands)	Weighted Average Remaining Contractural Life (Years)
Outstanding at January 1, 2006	2,615	$16.82
Granted	296	40.61
Exercised	(197)	10.68
Cancelled	(39)	31.11

Outstanding at June 30, 2006	2,675	19.70	$55,740	3.7

Exercisable at June 30, 2006	1,710	11.07	$50,375	3.6

The total intrinsic value of SARs exercised in the six months ended June 30, 2006 was $5.6 million and the fair value as of June 30, 2006 for SARs granted in the six months then ended was $10.40 per share.

We estimate the fair value of SARs granted using the Black-Scholes valuation model and the fair value of the SARs are remeasured at the end of the period. The following assumptions are as of June 30, 2006:

Expected life (in years)	1 - 4
Volatility	27.9% - 39.5%
Risk-free interest rate	5.1% - 5.2%
Dividend yield	0%

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

Restricted stock and restricted stock unit grants generally vest ratably over three years of service. Compensation cost for these awards is based on the closing market price of our common stock on the date preceding the date of grant. Stock-based compensation expense is based on the awards ultimately expected to vest, and has been reduced for estimated forfeitures.

The following table summarizes the status of our restricted stock and restricted stock units at June 30, 2006 and the changes during the six months then ended:

	Outstanding (thousands)	Weighted Average Fair Value	Aggregate Intrinsic Value ($ thousands)	Weighted Average Remaining Contractural Life (Years)
Outstanding at January 1, 2006	1,100	$25.87
Granted	1,286	40.46
Vested	(723)	27.35
Cancelled	(90)	38.49

Outstanding at June 30, 2006	1,573	36.45	$63,758	2.5

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

The following table summarizes the status of these restricted stock units at June 30, 2006 and the changes during the six months then ended:

	Equity Instruments (thousands)	Weighted Average Fair Value	Aggregate Intrinsic Value ($ thousands)	Weighted Average Remaining Contractural Life (Years)
Outstanding at January 1, 2006	2,990	$40.40
Reclassified to liability instruments	(111)	40.40
Vested	(99)	40.40
Cancelled	(561)	40.40
Reclassified from liability instruments	111	40.54

Outstanding at June 30, 2006	2,330	40.40	$94,458	7.76

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

The following assumptions were used at June 30, 2006 with respect to the Monte Carlo simulation model:

Expected annual return	10.90%
Expected daily return	0.04%
Daily standard deviation	2.19%

During 2006 certain of these restricted stock units were reclassified as liability instruments (as defined in SFAS 123R) and revalued under the fair value approach in accordance with the provisions of SFAS 123R instead of the previously applied intrinsic valuation method prescribed by APB 25.

The following tables summarize the status of these restricted stock units at June 30, 2006 and the changes during the six months then ended:

	Equity Instruments (thousands)	Weighted Average Fair Value	Aggregate Intrinsic Value ($ thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2006	496	$38.52
Cancelled	(56)	38.52
Change in Estimate	(28)	38.52
Reclassified to liability instruments	(412)	38.52
Reclassified from liability instruments	95	39.53

Outstanding at June 30, 2006	95	39.53	$3,853	5.06

	Liability Instruments (thousands)	Weighted Average Fair Value	Aggregate Intrinsic Value ($ thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2006	—	$—
Reclassified from equity instruments	412	37.64
Cancelled	(52)	37.64
Change in Estimate	18	39.53
Reclassified to equity instruments	(95)	39.53

Outstanding at June 30, 2006	283	39.53	$11,468	8.66

Stock Options

As a result of the acquisition of Nuevo Energy Company (“Nuevo”) in 2004, we converted certain of Nuevo’s outstanding stock options to options on our common stock. At June 30, 2006 there were 133,153 options outstanding with an average exercise price of $15.51 per share and an average remaining life of 2.9 years.

Note 4—Commitments and Contingencies

Operating leases. In March 2006 we entered into an operating lease with respect to an aircraft under the terms of which we will be required to make lease payments as follows: 2006—$2.3 million, 2007 through 2010—$6.1 million, and thereafter—$16.0 million.

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

In connection with the sale of certain properties offshore California in December 2004 we retained the responsibility for certain abandonment costs, including removing, dismantling and disposing of the existing offshore platforms. The present value of such abandonment costs, $39 million ($79 million undiscounted), are included in our asset retirement obligation as reflected on our consolidated balance sheet. In addition, we agreed to guarantee the performance of the purchaser with respect to the remaining abandonment obligations related to the properties (approximately $44 million). The fair value of our obligation, $0.5 million, is included in Other Long-Term Liabilities in the Consolidated Balance Sheet.

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

Sale of Nuevo Energy Company’s Congo operations. Upon our acquisition of Nuevo Energy Company (“Nuevo”), we became a party to an existing agreement between Nuevo, CMS NOMECO Oil & Gas Co. (“CMS”) and a third party. Under the agreement, Nuevo and CMS may be liable to the third party for the recapture of dual consolidated losses (“DCLs”) in connection with each company’s 1995 acquisition of Congolese properties. Nuevo and CMS agreed to indemnify each other for any act that would cause the third party to experience a liability from the recapture of DCLs as a result of a triggering event.

CMS sold its interest in the Congolese properties to a subsidiary of Perenco, S.A. (“Perenco”) in 2002. Both CMS and Perenco, have received from the Internal Revenue Service, in accordance with the U.S. consolidated return regulations, a closing agreement confirming that the transaction will not trigger recapture. We and Perenco have finalized closing agreements with the IRS confirming that neither our merger with Nuevo, nor the sale of our interest in the Congolese properties to Perenco will trigger recapture. At December 31, 2005 the estimated remaining contingent liabilities were $15.2 million relative to Nuevo’s former interest, and $21.4 million relative to CMS’ former interest, for which we would be jointly liable. We believe the occurrence of a triggering event in the future is remote and we do not believe the agreements will have a material adverse affect upon us.

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

Note 5—Consolidating Financial Statements

We are the issuer of $275 million of 8.75% Notes due 2012 and $250 million of 7.125% Notes due 2014. The 8.75% Notes and 7.125% Notes are jointly and severally guaranteed on a full and unconditional basis by our domestic wholly owned unrestricted subsidiaries (referred to as “Guarantor Subsidiaries”).

The following financial information presents consolidating financial statements, which include:

•	PXP (the “Issuer” or “Parent”);

•	the Guarantor Subsidiaries on a combined basis;

•	elimination entries necessary to consolidate the Issuer and Guarantor Subsidiaries; and

•	PXP on a consolidated basis.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

JUNE 30, 2006

(in thousands)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS

Current Assets
Cash and cash equivalents	$1,401	$2	$—	$1,403
Accounts receivable and other current assets	288,312	29,591	—	317,903

	289,713	29,593	—	319,306

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	2,318,367	527,317	—	2,845,684
Not subject to amortization	128,155	59,526	—	187,681
Other property and equipment	17,314	1,362	—	18,676

	2,463,836	588,205	—	3,052,041
Less allowance for depreciation, depletion and amortization	(336,128)	(260,992)	—	(597,120)

	2,127,708	327,213	—	2,454,921

Investment in and Advances to Subsidiaries	476,736	—	(476,736)	—

Other Assets	47,692	167,267	—	214,959

	$2,941,849	$524,073	$(476,736)	$2,989,186

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and other current liabilities	$240,739	$47,489	$—	$288,228
Commodity derivative contracts	266,418	—	—	266,418

	507,157	47,489	—	554,646

Long-Term Debt	756,327	—	—	756,327

Other Long-Term Liabilities	646,917	32,158	—	679,075

Payable to Parent	—	106,182	(106,182)	—

Deferred Income Taxes	303,720	(32,310)	—	271,410

Stockholders’ Equity
Stockholders’ equity	772,302	385,868	(385,868)	772,302
Accumulated other comprehensive income	(44,574)	(15,314)	15,314	(44,574)

	727,728	370,554	(370,554)	727,728

	$2,941,849	$524,073	$(476,736)	$2,989,186

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED JUNE 30, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$215,827	$34,242	$—	$250,069
Gas sales	5,968	21,633	—	27,601
Other operating revenues	557	159	—	716

	222,352	56,034	—	278,386

Costs and Expenses
Production costs	53,811	22,833	—	76,644
General and administrative	36,571	1,494	—	38,065
Depreciation, depletion and amortization and accretion	20,212	33,181	—	53,393

	110,594	57,508	—	168,102

Income from Operations	111,758	(1,474)	—	110,284
Other Income (Expense)
Equity in earnings of subsidiaries	(1,769)	—	1,769	—
Interest expense	(16,538)	(2,672)	—	(19,210)
Loss on mark-to-market derivative contracts	(142,914)	—	—	(142,914)
Interest and other income	39,198	—	—	39,198

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(10,265)	(4,146)	1,769	(12,642)
Income tax benefit (expense)
Current	(13,462)	13,417	—	(45)
Deferred	16,600	(11,040)	—	5,560

Net Income (Loss) Before Cumulative Effect of Accounting Change	(7,127)	(1,769)	1,769	(7,127)
Cumulative effect of accounting change, net of tax benefit	—	—	—	—

Net Income (Loss)	$(7,127)	$(1,769)	$1,769	$(7,127)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED JUNE 30, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$142,885	$19,787	$—	$162,672
Gas sales	12,283	41,615	—	53,898
Other operating revenues	610	128	—	738

	155,778	61,530	—	217,308

Costs and Expenses
Production costs	55,521	14,317	—	69,838
General and administrative	14,329	4,013	—	18,342
Depreciation, depletion, amortization and accretion	28,638	19,041	—	47,679

	98,488	37,371	—	135,859

Income from Operations	57,290	24,159	—	81,449
Other Income (Expense)
Equity in earnings of subsidiaries	11,490	—	(11,490)	—
Interest expense	(11,230)	(2,928)	—	(14,158)
Loss on mark-to-market derivative contracts	(113,871)	—	—	(113,871)
Interest and other income (expense)	(120)	—	—	(120)

Income (Loss) Before Income Taxes	(56,441)	21,231	(11,490)	(46,700)
Income taxes
Current	17,415	(18,745)	—	(1,330)
Deferred	(8,304)	9,004	—	700

Net Income (Loss)	$(47,330)	$11,490	$(11,490)	$(47,330)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

SIX MONTHS ENDED JUNE 30, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$399,982	$65,015	$—	$464,997
Gas sales	11,309	51,846	—	63,155
Other operating revenues	1,138	715	—	1,853

	412,429	117,576	—	530,005

Costs and Expenses
Production costs	105,711	42,058	—	147,769
General and administrative	59,174	1,863	—	61,037
Depreciation, depletion and amortization and accretion	36,278	69,348	—	105,626

	201,163	113,269	—	314,432

Income from Operations	211,266	4,307	—	215,573
Other Income (Expense)
Equity in earnings of subsidiaries	(361)	—	361	—
Interest expense	(29,528)	(5,476)	—	(35,004)
Loss on mark-to-market derivative contracts	(312,242)	—	—	(312,242)
Interest and other income	39,522	—	—	39,522

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(91,343)	(1,169)	361	(92,151)
Income tax benefit (expense)
Current	(3,607)	(5,150)	—	(8,757)
Deferred	38,353	5,958	—	44,311

Net Income (Loss) Before Cumulative Effect of Accounting Change	(56,597)	(361)	361	(56,597)
Cumulative effect of accounting change, net of tax benefit	(2,182)	—	—	(2,182)

Net Income (Loss)	$(58,779)	$(361)	$361	$(58,779)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

SIX MONTHS ENDED JUNE 30, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$265,019	$32,366	$—	$297,385
Gas sales	24,429	83,948	—	108,377
Other operating revenues	1,249	372	—	1,621

	290,697	116,686	—	407,383

Costs and Expenses
Production costs	99,079	37,224	—	136,303
General and administrative	51,738	4,132	—	55,870
Depreciation, depletion, amortization and accretion	55,813	37,204	—	93,017

	206,630	78,560	—	285,190

Income from Operations	84,067	38,126	—	122,193
Other Income (Expense)
Equity in earnings of subsidiaries	17,252	—	(17,252)	—
Interest expense	(18,872)	(6,689)	—	(25,561)
Loss on mark-to-market derivative contracts	(487,923)	—	—	(487,923)
Interest and other income (expense)	172	—	—	172

Income (Loss) Before Income Taxes	(405,304)	31,437	(17,252)	(391,119)
Income taxes
Current	19,963	(21,293)	—	(1,330)
Deferred	132,393	7,108	—	139,501

Net Income (Loss)	$(252,948)	$17,252	$(17,252)	$(252,948)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2006

(in thousands of dollars)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(58,779)	$(361)	$361	$(58,779)
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	36,278	69,348	—	105,626
Equity in earnings of subsidiaries	361	—	(361)	—
Deferred income taxes	(38,353)	(5,958)	—	(44,311)
Cumulative effect of adpotion of accounting change	2,182	—	—	2,182
Commodity derivative contracts
Loss on derivatives	310,125	25,109	—	335,234
Reclassify derivative settlements	71,310	—	—	71,310
Noncash compensation	23,418	—	—	23,418
Other noncash items	(48)	—	—	(48)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(4,061)	10,185	—	6,124
Accounts payable and other liabilities	(17,109)	3,331	—	(13,778)
Commodity derivative contracts	(21,215)	—	—	(21,215)

Net cash provided by operating activities	304,109	101,654	—	405,763

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(185,569)	(103,856)	—	(289,425)
Derivative settlements	(42,731)	—	—	(42,731)
Other	(4,080)	(455)	—	(4,535)

Net cash used in investing activities	(232,380)	(104,311)	—	(336,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	728,900	—	—	728,900
Repayments	(769,900)	—	—	(769,900)
Derivative settlements	(28,579)	—	—	(28,579)
Investment in and advances to affiliates	(2,655)	2,655	—	—
Other	358	—	—	358

Net cash provided by (used in) financing activities	(71,876)	2,655	—	(69,221)

Net decrease in cash and cash equivalents	(147)	(2)	—	(149)
Cash and cash equivalents, beginning of period	1,548	4	—	1,552

Cash and cash equivalents, end of period	$1,401	$2	$—	$1,403

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2005

(in thousands of dollars)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(252,948)	$17,252	$(17,252)	$(252,948)
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	55,813	37,204	—	93,017
Equity in earnings of subsidiaries	(17,252)	—	17,252	—
Deferred income taxes	(132,393)	(7,108)	—	(139,501)
Commodity derivative contracts
Loss on derivatives	265,215	26,699	—	291,914
Reclassify derivative settlements	268,634	2,108	—	270,742
Noncash compensation	23,914	—	—	23,914
Other noncash items	(46)	—	—	(46)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(36,081)	28,015	—	(8,066)
Accounts payable and other liabilities	(20,322)	(1,546)	—	(21,868)
Commodity derivative contracts	(143,690)	—	—	(143,690)

Net cash provided by operating activities	10,844	102,624	—	113,468

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(121,489)	(177,650)	—	(299,139)
Proceeds from sales of oil and gas properties	6,500	334,469	—	340,969
Other	(2,493)	(103)	—	(2,596)

Net cash provided by (used in) investing activities	(117,482)	156,716	—	39,234

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	751,000	—	—	751,000
Repayments	(634,500)	—	—	(634,500)
Derivative settlements	(268,634)	(2,108)	—	(270,742)
Investment in and advances to affiliates	257,892	(257,892)	—	—
Other	964	—	—	964

Net cash provided by (used in) financing activities	106,722	(260,000)	—	(153,278)

Net increase (decrease) in cash and cash equivalents	84	(660)	—	(576)
Cash and cash equivalents, beginning of period	876	669	—	1,545

Cash and cash equivalents, end of period	$960	$9	$—	$969

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

Assets in our principal focus areas include mature properties with long-lived reserves and significant development and exploitation opportunities as well as newer properties with development, exploitation and exploration potential. Our primary sources of liquidity are cash generated from our operations and our senior revolving credit facility. At June 30, 2006 we had approximately $500 million of availability under our revolving credit facility. We have a capital budget for 2006, excluding acquisitions, of $496 million. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our senior revolving credit facility to meet our short-term and long-term normal recurring operating needs, derivative obligations, debt service obligations, contingencies, anticipated capital expenditures and expenditures under our stock repurchase program. In addition, the majority of our capital expenditures and expenditures under our stock repurchase program are discretionary and could be curtailed if our cash flows declined from expected levels.

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

Stone Energy Corporation

On April 24, 2006 we announced that we had entered into a definitive agreement to acquire Stone Energy Corporation (“Stone”) in a stock-for-stock transaction. On June 22, 2006 the agreement was terminated by Stone in order for Stone to enter into a merger agreement with another company. In connection with the termination of the merger agreement we received a termination fee of $43.5 million. Earnings for the three months and six months ended June 30, 2006 include a gain on the termination of the merger agreement of $37.9 million representing the termination fee net of certain merger related costs incurred by the Company.

Property Divestitures

On June 28, 2006 we announced our intention to divest certain non-strategic oil and gas properties located primarily in California and Texas. High commodity prices and an active asset market prompted us to initiate the divestiture plan. We believe the current environment provides a unique opportunity to capture asset value currently unrecognized by the equity markets. We intend to use the sales proceeds to ensure financial flexibility by reducing debt and to deliver near-term value to shareholders by repurchasing shares of our common stock.

The properties included in the divestiture plan currently produce approximately 8,000 barrels of oil equivalent per day. Certain properties to be offered include Buena Vista and Mt. Poso Fields in the San Joaquin Valley, Sansinena Field in the Los Angeles Basin and Pakenham Field in West Texas. The sales will be conducted in a combination of negotiated and auction transactions and are expected to close during the fourth quarter of 2006.

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

At December 31, 2005 we had collars on 22,000 barrels of oil per day for all of 2007 and 2008 with a floor price of $25.00 and an average ceiling price of $34.76. In April 2006, we executed a series of offsetting contracts to eliminate all of these crude oil price collars at a pre-tax cost of approximately $593 million. This amount represents the fair value of the collars on the date we entered into the offsetting positions. Since the collars were not designated as a hedge, such amount has been recognized in our income statement as a loss on mark-to-market derivative contracts ($170 million in 2006 and $423 million in prior periods).

We may settle these contracts as they mature (i.e., on a monthly basis throughout 2007 and 2008) or, at our option, we may pay the amounts due at an earlier date. If the contracts are settled as they mature, our total cost would be approximately $644 million and the $51 million in excess of the fair value on the date we entered into the offsetting positions would be recognized in our income statement as interest expense.

Since our remaining derivative position consists entirely of crude oil put options and natural gas call options, we expect a decrease in the volatility in derivative gains or losses on our income statement in subsequent periods.

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

Results Overview

In the first half of 2006, primarily as a result of a $312.2 million derivative mark-to-market loss, we reported a net loss of $58.8 million, or $0.75 per share. Cash payments related to mark-to-market derivative contracts totaled $50.1 million in the first half of 2006. Our net loss in 2006 includes a non-cash, after-tax expense related to the adoption of SFAS 123R of $2.2 million, or $0.03 per share.

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

In the first half of 2005, primarily as a result of a $487.9 million derivative mark-to-market loss, we reported a net loss of $252.9 million, or $3.27 per share. Cash payments related to mark-to-market derivative contracts totaled $233.2 million in the first half of 2005.

Results of Operations

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a barrel of oil equivalent (“BOE”) basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Daily Average Volumes
Oil and liquids sales (Bbls)	52,990	52,088	52,699	50,593
Gas (Mcf)
Production	64,384	93,417	64,553	98,219
Used in steam operations	12,390	14,911	13,721	15,147
Sales (1)	51,994	78,506	50,832	83,072
BOE
Production	63,721	67,658	63,457	66,963
Sales (1)	61,656	65,172	61,171	64,437
Unit Economics (in dollars) (2)
Average NYMEX Prices
Oil	$70.72	$53.13	$67.12	$51.53
Gas	6.76	6.73	7.85	6.50
Average Realized Sales Price Before
Derivative Transactions
Oil (per Bbl)	$59.44	$43.56	$56.41	$42.22
Gas (per Mcf)	5.83	6.43	6.86	6.10
Per BOE	56.00	42.42	54.30	40.84
Costs and Expenses per BOE
Production costs
Lease operating expenses	$7.97	$5.99	$7.85	$5.71
Steam gas costs	2.29	2.66	2.31	2.73
Electricity	1.77	1.33	1.70	1.22
Production and ad valorem taxes	1.25	0.97	1.16	1.10
Gathering and transportation	0.37	0.39	0.33	0.49
DD&A per BOE (oil and gas properties)	8.45	7.18	8.45	7.14

(1)	2005 amounts represent volumes presented on a basis consistent with 2006. See Note 2.
(2)	In 2005 gas revenues included amounts attributable to buy-sell contracts related to our thermal recovery operations in California and associated costs were included in steam gas costs. As a result of our adoption of EITF 04-13 effective January 1, 2006, in 2006 certain costs associated with such contracts are reflected as a reduction in gas revenues and the associated volumes are not included in sales volumes. Amounts per BOE reflected in the foregoing table are based on production volumes for 2005 and sales volumes for 2006.

The following table reflects cash receipts (payments) made with respect to derivative contracts that settled during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Contracts accounted for using hedge accounting
Oil revenues	$—	$(24,869)	$—	$(53,044)
Gas revenues	—	(1,322)	—	(2,357)
Steam gas costs	—	1,812	—	3,207
Mark-to-market contracts
Oil sales	(22,338)	(50,851)	(44,430)	(87,864)
Gas purchases	(2,848)	—	(5,665)	—

Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005

Oil and gas revenues. Oil and gas revenues increased $61.1 million, to $277.7 million for 2006 from $216.6 million for 2005. The increase is primarily due to higher realized prices.

Oil revenues excluding the effects of hedging, increased $80.1 million to $286.6 million for 2006 from $206.5 million for 2005 reflecting higher realized prices ($75.2 million) and higher production ($4.9 million). Our average realized price for oil increased $15.88 to $59.44 per Bbl for 2006 from $43.56 per Bbl for 2005. The increase is primarily attributable to an improvement in the NYMEX oil price, which averaged $70.72 per Bbl in 2006 versus $53.13 per Bbl in 2005. Oil sales volumes increased to 53.0 MBbls per day in 2006 from 52.1 MBbls per day in 2005.

Hedging had the effect of decreasing our oil revenues by $36.5 million, or $7.58 per Bbl in 2006 compared to $43.8 million or $9.24 per Bbl in 2005. The 2006 amount represents the deferred losses related to 2006 swaps that were terminated in 2005. These losses were deferred in OCI and are being recognized as a noncash reduction to oil revenues as the hedged production is sold.

Gas revenues excluding the effects of hedging, decreased $27.1 million to $27.6 million in 2006 from $54.7 million in 2005 due to decreased sales volumes ($14.1 million), a decrease in revenues due to a change in the presentation of certain costs related to buy-sell contracts ($8.3 million) and lower realized prices ($4.7 million). Gas revenues for 2005 include $8.3 million attributable to buy-sell contracts related to our thermal recovery operations in California. As a result of our adoption of EITF 04-13 effective January 1, 2006 (see note 1 to the consolidated financial statements), in 2006 certain costs associated with such contracts are reflected as a reduction in gas revenues. Our average realized price for gas was $5.83 per Mcf in 2006 compared to $6.43 per Mcf in 2005. Hedging had the effect of decreasing our 2005 gas revenues by $0.8 million, or $0.09 per Mcf.

Gas sales volumes decreased from 78.5 MMcf per day in 2005 to 52.0 MMcf per day in 2006 primarily due to the sale of our properties in East Texas and Oklahoma effective May 31, 2005.

Lease operating expenses. Lease operating expenses increased $7.8 million, to $44.7 million in 2006 from $36.9 million in 2005. The increase is primarily attributable to general cost increases from service providers as well as higher expenditures for repairs and maintenance and well workovers. On a per unit basis, lease operating expenses increased to $7.97 per BOE in 2006 versus $5.99 per BOE in 2005 due to lower volumes and increased costs.

Steam gas costs. Steam gas costs decreased $3.6 million, to $12.8 million in 2006 from $16.4 million in 2005. Steam gas costs for 2005 include certain costs ($8.3 million) attributable to buy-sell contracts that after the adoption of EITF 04-13 would be included in gas revenues. On a basis comparable to 2006, 2005 steam gas costs would have been $8.1 million, or $1.36 per BOE, compared to $12.8 million, or $2.29 per BOE, in 2006, primarily reflecting the increased cost of natural gas.

Electricity. Electricity increased $1.8 million, to $10.0 million in 2006 from $8.2 million in 2005, primarily reflecting higher cost for natural gas used in electricity generation, higher cost for purchased electricity and the effect of the properties acquired in the second quarter of 2005. On a per unit basis, electricity increased to $1.77 per BOE in 2006 versus $1.33 per BOE in 2005.

Production and ad valorem taxes. Production and ad valorem taxes increased $1.0 million, to $7.0 million in 2006 from $6.0 million in 2005 primarily reflecting the effect of increased oil and gas prices, partially offset by the properties sold in the second quarter of 2005.

Gathering and transportation expenses. Gathering and transportation expenses decreased $0.3 million, to $2.1 million in 2006 from $2.4 million in 2005 primarily reflecting the properties sold in the second quarter of 2005.

General and administrative expense. Our G&A expense consists of (in thousands of dollars):

	Three Months Ended June 30,
	2006	2005
G&A excluding stock-based compensation	$16,812	$11,511
Stock-based compensation	21,253	6,831

	$38,065	$18,342

G&A expense, excluding amounts attributable to stock based compensation, was $16.8 million in 2006 compared to $11.5 million in 2005. The 2006 expense includes $1.7 million related to officer resignations and organizational changes. The remainder of the increase from 2005 primarily reflects increased aircraft costs and increased employee headcount and related compensation costs.

Stock based compensation expense was $21.3 million in 2006 compared to $6.8 million in 2005. Stock based compensation costs for 2006 includes approximately $9 million related to officer resignations and organizational changes. The remainder of the increase in 2006 primarily reflects grants made subsequent to the first quarter of 2005. Certain of the Company’s stock compensation awards including SARs are subject to variable accounting and future compensation costs will be impacted by changes in the fair value of such awards.

G&A expense does not include amounts capitalized as part of our acquisition, exploration and development activities. Capitalized costs increased to $8.0 million in 2006 compared to $5.6 million in 2005, primarily reflecting increased costs.

Depreciation, depletion and amortization, or DD&A. DD&A expense increased $5.2 million, to $50.9 million in 2006 from $45.7 million in 2005. Approximately $4.7 million of the increase was attributable to our oil and gas DD&A, primarily due to a higher per unit rate. Our oil and gas unit of production rate increased to $8.45 per BOE in 2006 compared to $7.18 per BOE in 2005. The increase primarily reflects the effect of property acquisitions, higher future development costs and 2005 capital costs for which there were no immediate reserve additions.

Accretion expense. Accretion expense increased $0.6 million, to $2.5 million in 2006 from $1.9 million in 2005, primarily reflecting higher estimated future costs of our abandonment obligations.

Interest expense. Interest expense increased $5.0 million, to $19.2 million in 2006 from $14.2 million in 2005 primarily due to higher outstanding debt and higher interest rates. Interest expense does not include interest capitalized on oil and gas properties not subject to amortization. We capitalized $2.4 million and $0.7 million of interest in 2006 and 2005, respectively.

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

As a result of the significant increase in oil prices, we recognized a $142.9 million loss related to mark-to-market derivative contracts in 2006. Cash payments related to these contracts that settled in 2006 totaled $25.2 million. In 2005 we recognized a loss on mark-to-market derivative contracts of $113.9 million. Cash payments related to these contracts that settled in 2005 totaled $50.9 million.

Gain on termination of merger agreement. On April 24, 2006 we announced that we had entered into a definitive agreement to acquire Stone in a stock-for-stock transaction. On June 22, 2006 the agreement was terminated by Stone in order for Stone to enter into a merger agreement with another company. In connection with the termination of the merger agreement we received a termination fee of $43.5 million. The gain recognized in 2006 reflects the termination fee net of certain merger related costs incurred by the Company.

Income taxes. During interim periods income tax expense is generally based on the estimated effective income tax rate that is expected for the entire year. Variances in our estimated annual effective tax rate from the 35% federal statutory rate primarily result from the effect of state income taxes, changes in the estimated California apportionment factor, estimated permanent differences primarily reflecting expenses that are not deductible because of IRS limitations and, in 2005, the beneficial effect of certain tax credits related to our enhanced oil recovery operations in California. At June 30, 2006 our estimated 2006 annual effective tax rate was approximately 39% and at June 30, 2005 our estimated 2005 annual effective tax rate was approximately 35%.

In the second quarter of 2005 we revised our estimated effective annual tax rate to approximately 35% from the 40% estimated effective annual tax rate that was utilized in the first quarter of 2005. As a result, the effective tax rate for the second quarter of 2005 was approximately 1%. The change in the estimated effective annual tax rate was primarily the result of the sales and purchases of certain oil and gas properties in the second quarter of 2005 and the effect of a permanent difference primarily resulting from the accelerated vesting of certain restricted stock units in July 2005.

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

Oil and gas revenues. Oil and gas revenues increased $122.4 million, to $528.2 million for 2006 from $405.8 million for 2005. The increase is primarily due to higher realized prices.

Oil revenues excluding the effects of hedging, increased $151.5 million to $538.1 million for 2006 from $386.6 million for 2005 reflecting higher realized prices ($129.9 million) and higher production ($21.5 million). Our average realized price for oil increased $14.19 to $56.41 per Bbl for 2006 from $42.22 per Bbl for 2005. The increase is primarily attributable to an improvement in the NYMEX oil price, which averaged $67.12 per Bbl in 2006 versus $51.53 per Bbl in 2005. Oil sales volumes increased 2.1 MBbls per day to 52.7 MBbls in 2006 from 50.6 MBbls per day in 2005.

Hedging had the effect of decreasing our oil revenues by $73.0 million, or $7.66 per Bbl in 2006 compared to $89.3 million or $9.75 per Bbl in 2005. The 2006 amount represents the deferred losses related to 2006 swaps that were terminated in 2005. These losses were deferred in OCI and are being recognized as a noncash reduction to oil revenues as the hedged production is sold.

Gas revenues excluding the effects of hedging, decreased $45.2 million to $63.2 million in 2006 from $108.4 million in 2005 due to decreased sales volumes ($40.0 million) and a decrease in revenues due to a change in the presentation of certain costs related to buy-sell contracts ($16.1 million), partially offset by higher realized prices ($10.9 million). Gas revenues for 2005 include $16.1 million attributable to buy-sell contracts related to our thermal recovery operations in California. As a result of our adoption of EITF 04-13 effective January 1, 2006 (see note 1 to the consolidated financial statements), in 2006 certain costs associated with such contracts are reflected as a reduction in gas revenues. Our average realized price for gas was $6.86 per Mcf in 2006 compared to $6.10 per Mcf in 2005.

Gas sales volumes decreased from 83.1 MMcf per day in 2005 to 50.8 MMcf per day in 2006 primarily due to the sale of our properties in East Texas and Oklahoma in the second quarter of 2005.

Lease operating expenses. Lease operating expenses increased $17.7 million, to $86.9 million in 2006 from $69.2 million in 2005. The increase is primarily attributable to general cost increases from service providers as well as higher expenditures for repairs and maintenance and well workovers. On a per unit basis, lease operating expenses increased to $7.85 per BOE in 2006 versus $5.71 per BOE in 2005 due to lower volumes and increased costs.

Steam gas costs. Steam gas costs decreased $7.5 million, to $25.6 million in 2006 from $33.1 million in 2005. Steam gas costs for 2005 include certain costs ($16.1 million) attributable to buy-sell contracts that after the adoption of EITF 04-13 would be included in gas revenues. On a basis comparable to 2006, 2005 steam gas costs would have been $17.0 million, or $1.46 per BOE, compared to $25.6 million, or $2.31 per BOE, in 2006, primarily reflecting the increased cost of natural gas.

Electricity. Electricity increased $4.0 million, to $18.8 million in 2006 from $14.8 million in 2005, primarily reflecting higher cost for natural gas used in electricity generation, higher cost for purchased electricity and the effect of the properties acquired in the second quarter of 2005. On a per unit basis, electricity increased to $1.70 per BOE in 2006 versus $1.22 per BOE in 2005.

Production and ad valorem taxes. Production and ad valorem taxes decreased $0.5 million, to $12.8 million in 2006 from $13.3 million in 2005 primarily reflecting the properties sold in the second quarter of 2005, partially offset by the effect of increased oil and gas prices.

Gathering and transportation expenses. Gathering and transportation expenses decreased $2.2 million, to $3.7 million in 2006 from $5.9 million in 2005 primarily reflecting the properties sold in the second quarter of 2005.

General and administrative expense. Our G&A expense consists of (in thousands of dollars):

	Six Months Ended June 30,
	2006	2005
G&A excluding stock-based compensation	$32,038	$23,238
Stock-based compensation	28,999	32,632

	$61,037	$55,870

G&A expense, excluding amounts attributable to stock based compensation, was $32.0 million in 2006 compared to $23.2 million in 2005. The 2006 expense includes $2.6 million related to officer resignations and organizational changes. The remainder of the increase from 2005 primarily reflects increased aircraft costs and increased employee headcount and related compensation costs.

Stock based compensation expense was $29.0 million in 2006 compared to $32.6 million in 2005. SARs related expense decreased $20.4 million, primarily reflecting the effect of variable accounting, and other stock based compensation expense increased $16.8 million, including approximately $9 million related to officer resignations and organizational changes.

G&A expense does not include amounts capitalized as part of our acquisition, exploration and development activities. Capitalized costs increased to $15.8 million in 2006 compared to $9.8 million in 2005, primarily reflecting increased costs.

Depreciation, depletion and amortization, or DD&A. DD&A expense increased $11.4 million, to $100.7 million in 2006 from $89.3 million in 2005. Approximately $10.3 million of the increase was attributable to our oil and gas DD&A, primarily due to a higher per unit rate. Our oil and gas unit of production rate increased to $8.45 per BOE in 2006 compared to $7.14 per BOE in 2005. The increase primarily reflects the effect of property acquisitions, higher future development costs and 2005 capital costs for which there were no immediate reserve additions.

Accretion expense. Accretion expense increased $1.2 million, to $4.9 million in 2006 from $3.7 million in 2005, primarily reflecting higher estimated future costs of our abandonment obligations.

Interest expense. Interest expense increased $9.4 million, to $35.0 million in 2006 from $25.6 million in 2005 primarily due to higher outstanding debt and higher interest rates. Interest expense does not include interest capitalized on oil and gas properties not subject to amortization. We capitalized $3.9 million and $1.4 million of interest in 2006 and 2005, respectively.

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

As a result of the significant increase in oil prices, we recognized a $312.2 million loss related to mark-to-market derivative contracts in 2006. Cash payments related to these contracts that settled in 2006 totaled $50.1 million. In 2005 we recognized a loss on mark-to-market derivative contracts of $487.9 million. Cash payments related to these contracts that settled in 2005 totaled $87.8 million. In addition, we paid $145.4 million in connection with the elimination of our 2006 collars.

Gain on termination of merger agreement. On April 24, 2006 we announced that we had entered into a definitive agreement to acquire Stone in a stock-for-stock transaction. On June 22, 2006 the agreement was terminated by Stone in order for Stone to enter into a merger agreement with another company. In connection with the termination of the merger agreement we received a termination fee of $43.5 million. The gain recognized in 2006 reflects the termination fee net of certain merger related costs incurred by the Company.

Income taxes. During interim periods income tax expense is generally based on the estimated effective income tax rate that is expected for the entire year. Variances in our estimated annual effective tax rate from the 35% federal statutory rate primarily result from the effect of state income taxes, changes in the estimated California apportionment factor, estimated permanent differences primarily reflecting expenses that are not deductible because of IRS limitations and, in 2005, the beneficial effect of certain tax credits related to our enhanced oil recovery operations in California. At June 30, 2006 our estimated 2006 annual effective tax rate was approximately 39% and at June 30, 2005 our estimated 2005 annual effective tax rate was approximately 35%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our revolving credit facility. At June 30, 2006 we had approximately $500 million of availability under our revolving credit facility. We have made and will continue to make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas. We have a capital budget for 2006, excluding acquisitions, of approximately $496 million. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our revolving credit facility to meet our short-term and long-term normal recurring operating needs, derivative obligations, debt service obligations, expenditures under our stock repurchase program, contingencies and anticipated capital expenditures.

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

At June 30, 2006 we had a working capital deficit of approximately $235 million. Approximately $166 million of the working capital deficit is attributable to our commodity derivative instruments (net of related deferred income taxes). In accordance with SFAS 133, the fair value of all derivative instruments is recorded on the balance sheet. Our hedge agreements provide for monthly settlement based on the difference between the fixed price in the contract and the actual NYMEX oil price. Cash received for the sale of physical production will be based on actual market prices and, if necessary, will be available to meet derivative settlement obligations. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date. The seven financial institutions that are contract counterparties for our derivative commodity contracts all have Standard & Poor’s ratings of A or better and all seven of the financial institutions are participating lenders in our revolving credit facility. At June 30, 2006 we were in a net liability position with all such counterparties.

At December 31, 2005 we had collars on 22,000 barrels of oil per day for all of 2007 and 2008 with a floor price of $25.00 and an average ceiling price of $34.76. In April 2006, we executed a series of offsetting contracts to eliminate all of these crude oil price collars at a pre-tax cost of approximately $593 million. This amount represents the fair value of the collars on the date we entered into the offsetting positions. Since the collars were not designated as a hedge such amount has been recognized in our income statement as a loss on mark-to-market derivative contracts ($170 million in 2006 and $423 million in prior periods).

We may settle these contracts as they mature (i.e., on a monthly basis throughout 2007 and 2008) or, at our option, we may pay the amounts due at an earlier date. If the contracts are settled as they mature, our total cost would be approximately $644 million and the $51 million in excess of the fair value on the date we entered into the offsetting positions would be recognized in our income statement as interest expense.

Financing Activities

At June 30, 2006 we had $231 million outstanding under the terms of our senior revolving credit facility that matures May 16, 2010, $275.0 million principal amount of 8.75% Senior Subordinated Notes due 2012 and $250.0 million principal amount of 7.125% Senior Notes due 2014. No amounts were outstanding under the terms of our short-term credit facility.

Cash Flows

	Six Months Ended June 30,
	2006	2005
	(in millions)
Cash provided by (used in):
Operating activities	$405.8	$113.5
Investing activities	(336.7)	39.2
Financing activities	(69.2)	(153.3)

Net cash provided by operating activities was $405.8 million in 2006 compared to $113.5 million in 2005. The increase in net cash provided by operating activities in 2006 is primarily a result of increased oil and gas prices, the proceeds from the termination of the merger agreement with Stone and the effect in 2005 of a $147.3 million payment to eliminate our 2006 oil price swaps. As discussed below, certain of our derivative cash payments are classified as financing or investing activities.

Net cash used in investing activities was $336.7 million in 2006 primarily reflecting additions to oil and gas properties of $289.4 million and derivative settlements of $42.7 million. Net cash provided by investing activities was $39.2 million in 2005 primarily reflecting property sales proceeds of $341.0 million partially offset by additions to oil and gas properties of $299.1 million. Derivative settlements related to derivatives that have not been qualified for hedge accounting and do not contain a significant financing element are reflected as investing activities.

Net cash used in financing activities in 2006 was $69.2 million, primarily reflecting $41.0 million in net repayments under our senior revolving credit facility and the payment of $28.6 million in financing derivative settlements. Net cash used in financing activities in 2005 was $153.3 million, primarily reflecting $116.5 million in net borrowings under our senior revolving credit facility and the payment of $270.7 million in financing derivative settlements. Under SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, certain of our derivatives are deemed to contain a significant financing element and cash settlements with respect to such derivatives are required to be reflected as financing activities.

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $500 million of our common stock. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. In July 2006 we repurchased 2,461,900 common shares at a cost of $100.8 million.

Stock Appreciation Rights

We incur cash expenditures upon the exercise of SARs, but our common shares outstanding do not increase. At June 30, 2006 we had approximately 2.7 million SARs outstanding of which 1.7 million were vested. If all of the vested SARs were exercised, based on $40.54, the price of our common stock as of June 30, 2006, we would pay $50.4 million to holders of the SARs. In the first half of 2006 we made cash payments of $5.6 million for SARs that were exercised during that period.

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

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

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

All forward-looking statements in this report are made as of the date hereof, and you should not place undue reliance on these statements without also considering the risks and uncertainties associated with these statements and our business that are discussed in this report and our other filings with the SEC. Moreover, although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except for any obligation to disclose material information under the Federal securities laws, we do not intend to update these forward-looking statements and information. See Item 1A – “Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2005 for additional discussions of risks and uncertainties.

Item 3 – Quantitative and Qualitative Disclosures About Market Risks

Commodity Price Risk

We use various derivative instruments to manage our exposure to commodity price risk on sales of oil and gas production and the purchase of natural gas used in our thermal recovery operations. All derivative instruments are recorded on the balance sheet at fair value. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value, both realized and unrealized, are recognized currently in our income statement as a gain or (loss) on mark-to-market derivative contracts. Cash flows are only impacted to the extent the actual settlements under the contracts result in making a payment to or receiving a payment from the counterparty. If a derivative is designated as a cash flow hedge and qualifies for hedge accounting, any unrealized gain or loss is deferred in accumulated Other Comprehensive Income (“OCI”), a component of Stockholders’ Equity, until the hedged oil and gas production is sold. Realized gains and losses on derivative instruments that are designated as a hedge and qualify for hedge accounting are generally included in oil and gas revenues in the period the hedged volumes are sold. Gains and losses deferred in OCI related to cash flow hedges for which hedge accounting has been discontinued remain in OCI until the related product has been delivered.

See Note 2 to the Consolidated Financial Statements – “Derivative Instruments and Hedging Activities” for a discussion of our derivative activities.

At December 31, 2005 we had collars on 22,000 barrels of oil per day for all of 2007 and 2008 with a floor price of $25.00 and an average ceiling price of $34.76. In April 2006, we executed a series of offsetting contracts to eliminate all of these crude oil price collars at a pre-tax cost of approximately $593 million. This amount represents the fair value of the collars on the date we entered into the offsetting positions. Since the collars were not designated as a hedge such amount has been recognized in our income statement as a loss on mark-to-market derivative contracts ($170 million in 2006 and $423 million in prior periods).

We may settle these contracts as they mature (i.e., on a monthly basis throughout 2007 and 2008) or, at our option, we may pay the amounts due at an earlier date. If the contracts are settled as they mature, our total cost would be approximately $644 million and the $51 million in excess of the fair value on the date we entered into the offsetting positions would be recognized in our income statement as interest expense.

At June 30, 2006 we also had the following open commodity derivative positions, none of which were designated as hedging instruments:

Period	Instrument Type	Daily Volumes	Average Price	Index
Sales of Crude Oil Production
2006
Jul - Dec	Put options	50,000 Bbls	$55.00 Strike price	WTI
2007
Jan - Dec	Put options	50,000 Bbls	$55.00 Strike price	WTI
2008
Jan - Dec	Put options	42,000 Bbls	$55.00 Strike price	WTI
Purchases of Natural Gas
2006
Jul - Dec	Call options	30,000 MMBtu	$12.00 Strike price	Socal

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

The fair value of outstanding crude oil and natural gas commodity derivative instruments and the change in fair value that would be expected from a 10% price increase are shown in the table below (in millions):

	June 30, 2006
	Asset (Liability) Fair Value	Effect of 10% Price Increase
Crude oil put options and natural gas call options	$42.1	$(18.7)
Crude oil collars (1)	(593.3)	—

(1)	Since we have offsetting positions, price changes have no effect on our liability.

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

The seven financial institutions that are contract counterparties for our derivative commodity contracts all have Standard & Poor’s ratings of A or better and all seven of the financial institutions are participating lenders in our revolving credit facility. At June 30, 2006 we were in a net liability position with all such counterparties.

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

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of June 30, 2006 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, our internal control over financial reporting can provide only reasonable assurance with respect to our financial reporting and financial statement preparation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4 – Submission of Matters to a Vote of Security Holders

The following items were presented for approval to stockholders of record on March 13, 2006 at the Company’s 2006 annual meeting of stockholders, held on May 4, 2006 in Houston, Texas:

		For	Against	Abstained or Withheld
(i)	Election of Directors
	James C. Flores	69,090,681	—	388,979
	Isaac Arnold, Jr.	69,381,607	—	98,053
	Alan R. Buckwalter, III	68,963,813	—	515,847
	Jerry L. Dees	66,290,594	—	3,189,066
	Tom H. Delimitros	66,289,380	—	3,190,280
	Robert L. Gerry, III	68,965,620	—	514,040
	John H. Lollar	65,925,040	—	3,554,620

(ii)	Ratification of PricewaterhouseCoopers LLP, independent certified public accountants, as auditors of the Company’s financial statements for the fiscal year ended December 31, 2006	68,708,941	743,530	27,189

Of the 78,555,369 shares of common stock issued and outstanding on March 13, 2006, 69,479,660 were present, either in person or by proxy.

ITEM 6 – Exhibits

31.1	*	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Items 1, 1A, 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY

Date: August 4, 2006

By:	/s/ Winston M. Talbert
Winston M. Talbert Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith