Form 10-Q
period 2006-09-30
PLAINS EXPLORATION & PRODUCTION CO
filed 2006-11-09
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

76.7 million shares of Common Stock, $0.01 par value, issued and outstanding at October 31, 2006.

PLAINS EXPLORATION & PRODUCTION COMPANY

(i)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$542,249	$1,552
Accounts receivable	132,290	148,691
Inventories	12,591	10,325
Deferred income taxes	284,763	128,816
Assets held for sale	56,101	-
Other current assets	10,137	3,948

	1,038,131	293,332

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	2,491,035	2,604,892
Not subject to amortization	113,444	112,204
Other property and equipment	20,474	16,282

	2,624,953	2,733,378
Less allowance for depreciation, depletion and amortization	(647,093)	(498,075)

	1,977,860	2,235,303

Goodwill	158,620	173,858

Other Assets	42,205	39,449

	$3,216,816	$2,741,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$151,813	$122,996
Commodity derivative contracts	337,683	85,596
Royalties and revenues payable	44,813	43,279
Stock appreciation rights	57,290	55,170
Interest payable	11,572	13,000
Income taxes payable	49,395	-
Other current liabilities	36,023	43,957

	688,589	363,998

Long-Term Debt
Revolving credit facility	-	272,000
8.75% Senior Subordinated Notes	276,388	276,538
7.125% Senior Notes	248,915	248,837

	525,303	797,375

Other Long-Term Liabilities
Asset retirement obligation	138,789	155,865
Commodity derivative contracts	405,913	440,543
Other	7,256	7,014

	551,958	603,422

Deferred Income Taxes	519,414	258,810

Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common stock	791	784
Additional paid-in capital	983,079	940,988
Retained earnings (deficit)	80,250	(133,664)
Accumulated other comprehensive income	(22,169)	(89,566)
Treasury stock, at cost	(110,399)	(205)

	931,552	718,337

	$3,216,816	$2,741,942

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Oil sales	$290,389	$243,461	$828,473	$630,109
Oil hedging	(36,545)	(25,714)	(109,632)	(114,977)
Gas sales
Sales related to buy/sell contracts	-	8,609	-	24,693
Other	26,724	36,616	89,879	128,890
Gas hedging	-	(994)	-	(975)
Other operating revenues	339	641	2,192	2,262

	280,907	262,619	810,912	670,002

Costs and Expenses
Production costs
Lease operating expenses	50,355	36,284	137,258	105,489
Steam gas costs
Costs related to buy/sell contracts	-	9,039	-	25,876
Other	15,707	8,893	41,327	25,141
Electricity	9,991	8,917	28,777	23,678
Production and ad valorem taxes	6,991	5,111	19,795	18,414
Gathering and transportation expenses	2,291	2,467	5,947	8,416
General and administrative	31,493	52,764	92,530	108,634
Depreciation, depletion and amortization	50,844	40,626	151,528	129,964
Accretion	2,564	1,926	7,506	5,605
Gain on sale of oil and gas properties	(345,480)	-	(345,480)	-

	(175,244)	166,027	139,188	451,217

Income from Operations	456,151	96,592	671,724	218,785
Other Income (Expense)
Interest expense	(22,178)	(14,478)	(57,182)	(40,039)
Gain (loss) on mark-to-market derivative contracts	12,340	(141,646)	(299,902)	(629,569)
Gain on termination of merger agreement	-	-	37,902	-
Interest and other income (expense)	500	(392)	2,120	(220)

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	446,813	(59,924)	354,662	(451,043)
Income tax (expense) benefit
Current	(47,490)	757	(56,247)	(573)
Deferred	(126,630)	27,318	(82,319)	166,819

Income (Loss) Before Cumulative Effect of Accounting Change	272,693	(31,849)	216,096	(284,797)
Cumulative effect of accounting change, net of tax benefit	-	-	(2,182)	-

Net Income (Loss)	$272,693	$(31,849)	$213,914	$(284,797)

Earnings (Loss) Per Share
Basic
Income (loss) before cumulative effect of accounting change	$3.56	$(0.41)	$2.77	$(3.67)
Cumulative effect of accounting change	-	-	(0.03)	-

Net income (loss)	$3.56	$(0.41)	$2.74	$(3.67)

Diluted
Income (loss) before cumulative effect of accounting change	$3.50	$(0.41)	$2.74	$(3.67)
Cumulative effect of accounting change	-	-	(0.03)	-

Net income (loss)	$3.50	$(0.41)	$2.71	$(3.67)

Weighted Average Shares Outstanding
Basic	76,622	78,053	77,911	77,531

Diluted	77,802	78,053	78,802	77,531

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of dollars)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$213,914	$(284,797)
Items not affecting cash flows from operating activities
Gain on sale of oil and gas properties	(345,480)	-
Depreciation, depletion, amortization and accretion	159,034	135,569
Deferred income taxes	82,319	(166,819)
Cumulative effect of adoption of accounting change	2,182	-
Commodity derivative contracts
Loss on derivatives	333,976	358,838
Reclassify derivative settlements	96,773	364,932
Noncash compensation	32,594	59,807
Other noncash items	(64)	(69)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	5,960	(10,606)
Accounts payable and other liabilities	60,159	(33,332)
Commodity derivative contracts	(21,215)	(135,348)

Net cash provided by operating activities	620,152	288,175

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(456,796)	(393,378)
Proceeds from sales of oil and gas properties, net of costs and expenses	850,427	343,096
Derivative settlements	(68,194)	-
Other	(7,467)	(3,523)

Net cash provided by (used in) investing activities	317,970	(53,805)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	1,182,700	1,092,700
Repayments	(1,454,700)	(964,200)
Derivative settlements	(28,579)	(364,932)
Treasury stock purchases	(100,817)	-
Excess tax benefit from stock-based compensation	3,294	-
Other	677	1,823

Net cash used in financing activities	(397,425)	(234,609)

Net increase (decrease) in cash and cash equivalents	540,697	(239)
Cash and cash equivalents, beginning of period	1,552	1,545

Cash and cash equivalents, end of period	$542,249	$1,306

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Income (Loss)	$272,693	$(31,849)	$213,914	$(284,797)

Other Comprehensive Income (Loss)
Commodity hedging contracts
Change in fair value	-	1,795	-	(81,519)
Reclassification adjustment for settled contracts	-	5	-	33,099
Reclassification adjustment for terminated contracts	36,545	25,715	109,632	82,053
Related income taxes	(14,140)	(11,755)	(42,235)	(13,007)

	22,405	15,760	67,397	20,626

Comprehensive Income (Loss)	$295,098	$(16,089)	$281,311	$(264,171)

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(share and dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance, December 31, 2005	78,416	$784	$940,988	$(133,664)	$(89,566)	(5)	$(205)	$718,337
Net income	-	-	-	213,914	-	-	-	213,914
Other comprehensive income	-	-	-	-	67,397	-	-	67,397
Stock-based compensation awards
Issuance of stock	688	7	-	-	-	5	205	212
Deferred compensation	-	-	31,794	-	-	-	-	31,794
Treasury stock transactions
Treasury stock purchases	-	-	-	-	-	(2,462)	(100,817)	(100,817)
Shares held by Rabbi Trust	-	-	9,582	-	-	(254)	(9,582)	-
Exercise of stock options and other	37	-	715	-	-	-	-	715

Balance, September 30, 2006	79,141	$791	$983,079	$80,250	$(22,169)	(2,716)	$(110,399)	$931,552

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Organization and Significant Accounting Policies

The condensed consolidated financial statements of Plains Exploration & Production Company (“PXP”, “us”, “our”, “we” or the “Company”) include the accounts of our wholly owned subsidiaries. We are an independent energy company engaged in the “upstream” oil and gas business of acquiring, exploiting, developing, exploring for and producing oil and gas. Our activities are all located in the United States.

These condensed consolidated financial statements and related notes present our consolidated financial position as of September 30, 2006 and December 31, 2005, the results of our operations and our comprehensive income for the three months and nine months ended September 30, 2006 and 2005, our cash flows for the nine months ended September 30, 2006 and 2005 and the changes in our stockholders’ equity for the nine months ended September 30, 2006. All adjustments, consisting only of normal recurring adjustments, that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. The results of our operations for the nine months ended September 30, 2006 are not necessarily indicative of the results of our operations to be expected for the full year.

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

Stone Energy Corporation.    On April 24, 2006 we announced that we had entered into a definitive agreement to acquire Stone Energy Corporation (“Stone”) in a stock-for-stock transaction. On June 22, 2006 the agreement was terminated by Stone in order for Stone to enter into a merger agreement with another company. In connection with the termination of the merger agreement we received a termination fee of $43.5 million. Earnings for the nine months ended September 30, 2006 include a gain on the termination of the merger agreement of $37.9 million representing the termination fee net of certain merger related costs incurred by the Company.

Asset Retirement Obligations.    The following table reflects the changes in our asset retirement obligation during the nine months ended September 30, 2006 (in thousands):

Nine Months Ended September 30, 2006
Asset retirement obligation - December 31, 2005	$160,955
Accretion expense	7,506
Asset retirement additions	5,644
Settlements	(886)
Properties sold	(31,030)

Asset retirement obligation - September 30, 2006	$142,189 (1)

(1) $3.4 million included in current liabilities.

Earnings Per Share.    For the three months and nine months ended September 30, 2006 and 2005 the weighted average shares outstanding for computing basic and diluted earnings per share (“EPS”) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average shares outstanding - basic	76,622	78,053	77,911	77,531
Unvested restricted stock, restricted stock units and stock options	1,180	-	891	-

Weighted average shares outstanding - diluted	77,802	78,053	78,802	77,531

Unvested restricted stock, restricted stock units and stock options not included in computing
EPS due to antidilutive effect	-	614	-	800

In computing earnings per share, no adjustments were made to reported net income.

Inventories.    Oil inventories are carried at the lower of the cost to produce or market value and materials and supplies inventories are stated at the lower of cost or market with cost determined on an average cost method. Our inventories consist of (in thousands):

	September 30, 2006	December 31, 2005
Oil	$4,228	$2,099
Materials and supplies	8,363	8,226

	$12,591	$10,325

Stockholders’ Equity.    Our Board of Directors has authorized the repurchase of up to $500 million of our common stock. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. In the third quarter of 2006 we repurchased 2,461,900 common shares at a cost of $100.8 million.

At September 30, 2006, approximately 254,000 of the treasury stock shares represent shares issued to a rabbi trust for the benefit of certain of the Company’s officers who retired or resigned in the first nine months of 2006.

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

Stock Based Compensation.    Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No.123R “Share-Based Payment” (“SFAS 123R”) that requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. We used the “modified prospective approach” as allowed under SFAS 123R. See Note 5.

Goodwill.    Goodwill decreased by $15.2 million in 2006 as a result of a change in the tax basis related to our acquisition of Nuevo Energy Company (“Nuevo”).

Buy/Sell Contracts.    Steam generators utilized in our thermal recovery operations in California are fueled by natural gas. In certain instances we have entered into buy/sell contracts that allow us to exchange gas we produce elsewhere for gas delivered to and used in thermal recovery operations. Effective January 1, 2006 we adopted Emerging Issues Task Force Issue No. 04-13 (“EITF 04-13”), “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” EITF 04-13 requires that two or more inventory transactions with the same counterparty be viewed as a single non-monetary transaction if the transactions were entered into in contemplation of one another (as determined in accordance with EITF 04-13). We have determined that transactions under certain of our buy/sell contracts should be presented net in accordance with EITF 04-13. Accordingly, certain costs previously recorded gross in revenues and operating costs in prior periods will be recorded net in 2006 and subsequent periods.

Recent Accounting Pronouncements.    In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which eliminates the exemption from applying SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. We do not expect the adoption of SFAS 155 to have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. We do not expect the adoption of SFAS 156 to have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a significant impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” in an effort to address diversity in the accounting practice of quantifying misstatements and the potential for improper amounts on the balance sheet. Prior to the issuance of SAB No. 108, the two methods used for quantifying the effects of financial statement errors were the “roll-over” and “iron curtain” methods. Under the “roll-over” method, the primary focus is the income statement, including the reversing effect of prior year misstatements. The criticism of this method is that misstatements can accumulate on the balance sheet. The “iron curtain” method focuses on the effect of correcting the ending balance sheet, with less importance on the reversing effects of prior year errors in the income statement. SAB No. 108 establishes a “dual approach” which requires the quantification of the effect of financial statement errors on each financial statement, as well as related disclosures. Public companies are required to record the cumulative effect of initially adopting the “dual approach” method in the first year ending after November 16, 2006 by recording any necessary corrections to asset and liability balances with an offsetting adjustment to the opening balance of retained earnings. The use of this cumulative effect transition method also requires detailed disclosures of the nature and amount of each error being corrected and how and when they arose. We are currently evaluating the impact that SAB No. 108 may have on our consolidated financial position, results of operations or cash flows.

Note 2—Property Divestitures

On September 29, 2006 we closed on the sale of oil and gas properties to subsidiaries of Occidental Petroleum Corporation (“Occidental”). This transaction had an effective date of October 1, 2006. We received approximately $864 million in cash proceeds and recognized a $345.5 million pre-tax gain.

As of December 31, 2005, our independent reserve engineers estimated these properties had proven reserves of approximately 45 million equivalent barrels of oil, which represented approximately 11% of our proved reserve volumes. On a barrel of oil equivalent basis, these properties represented approximately 12% of our sales volumes for the third quarter of 2006.

We follow the full cost method of accounting under which proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales involve a significant change in the relationship between capitalized costs and proved reserves, in which case a gain or loss is recognized. When a gain or loss is recognized, total capitalized costs within the cost center are allocated between the reserves sold and the reserves retained on the same basis used to compute amortization unless there are substantial economic differences between the properties sold and those retained, in which case capitalized costs are allocated on the basis of the relative fair values of the properties. With respect to the sale of properties to Occidental, capitalized costs were allocated on the basis of the relative fair values of the properties. A portion of the gain was allocated to certain of our subsidiaries based on the relative reserve volumes sold.

Subsequent Event

On November 1, 2006 we closed the sale of certain non-producing oil and gas properties to Statoil Gulf of Mexico LLC (“Statoil”). This transaction had an effective date of September 1, 2006. The Company received approximately $706 million in cash proceeds and in the fourth quarter of 2006 we expect to recognize a gain with respect to this transaction of approximately $635 million to $640 million because the sale involves a significant change in the relationship between capitalized costs and proved reserves. With respect to the sale of properties to Statoil, capitalized costs consist of the costs of the prospects that were classified as costs not subject to amortization. At September 30, 2006 these costs are classified as Assets Held for Sale in the consolidated balance sheet.

Note 3—Long-Term and Short-Term Debt

At September 30, 2006 and December 31, 2005 long-term debt consisted of:

	September 30, 2006	December 31, 2005
Senior revolving credit facility	$-	$272,000
8.75% senior subordinated notes, including unamortized premium of $1.4 million in 2006 and $1.5 million in 2005	276,388	276,538
7.125% senior notes, including unamortized discount of $1.1 million in 2006 and $1.2 million in 2005	248,915	248,837

	$525,303	$797,375

On September 29, 2006 we used a portion of the proceeds from the sale of oil and gas properties to Occidental to pay the $304.9 million outstanding under our senior revolving credit facility and short-term credit facility.

Subsequent Events

Effective November 1, 2006 the borrowing base for the Company’s senior revolving credit facility was redetermined to be $1.25 billion. The commitment under the credit facility remains unchanged at $750 million.

On November 3, 2006 we made payments totaling $268.6 million to retire all $250 million outstanding principal amount of our 7.125% Senior Notes due 2014 (the “Senior Notes”). The redemption price of $1.074.50 per $1,000 principal amount is based on a “make-whole” calculation tied to a comparable United States Treasury security.

On November 3, 2006 we made payments totaling $291.9 million to retire $274.9 million of the $275 million outstanding principal amount of our 8.75% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”). The purchase price of $1,042.07 per $1,000 principal amount is based on a 50 basis point spread over a reference U.S. Treasury security, as determined on October 19, 2006. The payment to holders who provided consents to eliminate substantially all the restrictive covenants and certain events of default from the indenture governing the Senior Subordinated Notes included a consent payment of $20.00 per $1,000 principal amount of notes tendered (a total of $5.5 million).

In the fourth quarter of 2006 we expect to record a charge to earnings in connection with the debt retirement transactions of approximately $45 million.

Note 4—Derivative Instruments and Hedging Activities

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

Subsequent Event

On October 31, 2006 and November 2, 2006 we made payments totaling $605.0 million to settle all of our 2007 and 2008 crude oil price collars. The $11.8 million in excess of the fair value on the date we entered into the offsetting positions is recognized in our income statement as interest expense.

At September 30, 2006 we had the following open commodity derivative positions, none of which were designated as hedging instruments:

Period	Instrument Type	Daily Volumes	Average Price	Index
Sales of Crude Oil Production
2006
Oct - Dec	Put options	50,000 Bbls	$55.00 Strike price	WTI
2007
Jan - Dec	Put options	50,000 Bbls	$55.00 Strike price	WTI
2008
Jan - Dec	Put options	42,000 Bbls	$55.00 Strike price	WTI
Purchases of Natural Gas
2006
Oct - Dec	Call options	30,000 MMBtu	$12.00 Strike price	Socal

The average strike prices for the put options and call options do not reflect the cost to purchase such options. The crude oil put options cost an average of $4.91 per barrel for 2006, $5.57 per barrel for 2007 and $3.35 per barrel for 2008. The natural gas call options cost an average of $1.04 per MMBtu. The premiums for the put and call options will be paid when the options are settled.

During the three months ended September 30, 2006 and 2005 we recognized pre-tax gains (losses) of $12.3 million and $(141.6) million, respectively, from derivatives that do not qualify or were not designated for hedge accounting. During such periods we made cash payments of $25.5 million and $101.4 million, respectively, on derivatives that do not qualify for hedge accounting that settled during the periods.

During the nine months ended September 30, 2006 and 2005 we recognized pre-tax losses of $299.9 million and $629.6 million, respectively, from derivatives that do not qualify or were not designated for hedge accounting. During such periods we made cash payments of $75.6 million and $189.3 million, respectively, on derivatives that do not qualify for hedge accounting that settled during the periods.

Cash payments made during the nine months ended September 30, 2005 do not include the $145.4 million we paid to eliminate our 2006 oil price collars.

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

Other Comprehensive Income

During the three months and nine months ended September 30, 2006 net deferred losses of $36.5 million and $109.6 million, respectively, attributable to cancelled 2006 swaps were reclassified from OCI and charged to oil and gas revenues. During the three months and nine months ended September 30, 2005 net deferred losses of $25.7 million and $115.2 million, respectively, were reclassified from OCI and charged to oil and gas revenues and steam gas costs and during the nine months ended September 30, 2005 we recognized $0.1 million for ineffectiveness of derivatives that qualify for hedge accounting.

At September 30, 2006 and December 31, 2005 OCI consisted of $36.1 million ($22.2 million, net of tax) and $145.8 million ($89.6 million, net of tax), respectively, of deferred losses attributable to cancelled 2006 swaps that are being reclassified to oil revenues in 2006.

Note 5—Stock Based Compensation

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

We have two stock incentive plans, the 2002 Stock Incentive Plan (the “2002 Plan”), which provides for a maximum of 1.5 million shares available for awards, and the 2004 Stock Incentive Plan (the “2004 Plan”), which provides for a maximum of 5.0 million shares available for awards. The 2002 Plan and the 2004 Plan provide for the grant of stock options, and other awards (including performance units, performance shares, share awards, restricted stock, restricted stock units and stock appreciation rights, or “SARs”) to our directors, officers, employees, consultants and advisors. Our compensation committee may grant options and SARs on such terms, including vesting and payment forms, as it deems appropriate in its discretion, however, no option or SARs may be exercised more than 10 years after its grant, and the purchase price for incentive stock options and non-qualified stock options may not be less than 100% of the fair market value of our common stock on the date of grant. The compensation committee may grant restricted stock awards, restricted stock units, share awards, performance units and performance shares on such terms and conditions as it may in its discretion decide.

For the nine months ended September 30, 2006 $43.0 million of stock-based compensation expense was charged to earnings ($26.1 million after a tax benefit of $16.9 million). In addition, during such period $4.0 million of stock-based compensation expense was capitalized. Additionally, there was $139.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of approximately nine years. The tax benefit realized as a result of the vesting of restricted stock and restricted stock unit awards during the nine months ended September 30, 2006 was $3.3 million. Stock based compensation expense for the nine months ended September 30, 2006 includes $10.2 million resulting from the accelerated vesting of 0.5 million restricted stock units held by certain former officers that resigned their positions during the period.

Estimates of fair value are not intended to predict actual future events of the value ultimately realized by employees who receive share-based awards, and subsequent events are not indicative of the reasonableness of original estimates of fair value made by the Company under SFAS 123R.

Stock Appreciation Rights

SARs grants generally vest ratably over three years and expire within five years after the date of grant. These awards are similar to stock options, but are settled in cash rather than in shares of common stock and are classified as liability awards. Under the provisions of SFAS 123R, compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement. Stock-based compensation expense recognized in the nine months ended September 30, 2006 is based on SARs ultimately expected to vest and has been reduced for estimated forfeitures.

The following table summarizes the status of our SARs at September 30, 2006 and the changes during the nine months then ended:

	Outstanding (thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($ thousands)	Weighted Average Remaining Contractural Life (Years)
Outstanding at January 1, 2006	2,615	$16.82
Granted	301	40.67
Exercised	(358)	12.30
Cancelled	(99)	35.05

Outstanding at September 30, 2006	2,459	19.66	$57,164	3.6

Exercisable at September 30, 2006	1,613	10.86	$51,712	3.5

The total intrinsic value of SARs exercised in the nine months ended September 30, 2006 was $10.4 million and the fair value as of September 30, 2006 for SARs granted in the nine months then ended was $10.42 per share.

We estimate the fair value of SARs granted using the Black-Scholes valuation model and the fair value of the SARs are remeasured at the end of the period. The following assumptions are as of September 30, 2006:

Expected life (in years)	1 - 5
Volatility	26.6% - 39.9%
Risk-free interest rate	5.1% - 5.2%
Dividend yield	0%

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

Restricted stock and restricted stock unit grants generally vest ratably over three years of service. Compensation cost for these awards is based on the closing market price of our common stock on the date preceding the date of grant. Stock-based compensation expense is based on the awards ultimately expected to vest, and has been reduced for estimated forfeitures. The following table summarizes the status under the provisions of SFAS 123R of our restricted stock and restricted stock units at September 30, 2006 and the changes during the nine months then ended:

	Outstanding (thousands)	Weighted Average Fair Value	Aggregate Intrinsic Value ($ thousands)	Weighted Average Remaining Contractural Life (Years)
Outstanding at January 1, 2006	1,100	$25.87
Granted	1,293	40.47
Vested	(791)	27.69
Cancelled	(93)	38.46

Outstanding at September 30, 2006	1,509	36.73	$64,753	2.3

Executives’ Long-Term Retention and Deferred Compensation Plan

Under the terms of this plan certain executives have been granted the right to receive annual restricted stock grants beginning in 2005. Under the provisions of SFAS 123R all such future grants are deemed granted in 2005 for the purpose of determining stock-based compensation expense. At January 1, 2006 these restricted stock units were classified as equity instruments (as defined in SFAS 123R) and the valuation under SFAS 123R was unchanged from the intrinsic valuation under APB 25. The following table summarizes the status of these restricted stock units under the provisions of SFAS 123R at September 30, 2006 and the changes during the nine months then ended:

	Equity Instruments (thousands)	Weighted Average Fair Value	Aggregate Intrinsic Value ($ thousands)	Weighted Average Remaining Contractural Life (Years)
Outstanding at January 1, 2006	2,990	$40.40
Reclassified to liability instruments	(111)	40.40
Vested	(99)	40.40
Cancelled	(561)	40.40
Reclassified from liability instruments	111	40.54

Outstanding at September 30, 2006	2,330	40.41	$99,980	7.5

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

The following assumptions were used at September 30, 2006 with respect to the Monte Carlo simulation model:

Expected annual return	9.80%
Expected daily return	0.04%
Daily standard deviation	2.19%

During 2006 certain of these restricted stock units were reclassified as liability instruments (as defined in SFAS 123R) and revalued under the fair value approach in accordance with the provisions of SFAS 123R instead of the previously applied intrinsic valuation method prescribed by APB 25. The following tables summarize the status of these restricted stock units under the provisions of SFAS 123R at September 30, 2006 and the changes during the nine months then ended:

	Equity Instruments (thousands)	Weighted Average Fair Value	Aggregate Intrinsic Value ($ thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2006	496	$38.52
Cancelled	(56)	38.52
Change in Estimate	(28)	38.52
Reclassified to liability instruments	(412)	38.52
Reclassified from liability instruments	123	40.07

Outstanding at September 30, 2006	123	40.07	$5,278	4.7

	Liability Instruments (thousands)	Weighted Average Fair Value	Aggregate Intrinsic Value ($ thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2006	-	$-
Reclassified from equity instruments	412	37.64
Cancelled	(52)	37.64
Change in Estimate	16	41.89
Reclassified to equity instruments	(123)	40.07

Outstanding at September 30, 2006	253	41.89	$10,856	5.8

Stock Options

As a result of the acquisition of Nuevo in 2004, we converted certain of Nuevo’s outstanding stock options to options on our common stock. At September 30, 2006 there were 119,915 options outstanding with an average exercise price of $14.56 per share and an average remaining life of 2.9 years.

Note 6—Commitments and Contingencies

Operating leases.    In March 2006 we entered into an operating lease with respect to an aircraft under the terms of which we will be required to make lease payments as follows: 2006 - $2.3 million, 2007 through 2010 - $6.1 million, and thereafter - $16.0 million.

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

Plugging, Abandonment and Remediation Obligations.    Consistent with normal industry practices, substantially all of our oil and gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove tanks, production equipment and flow lines and restore the wellsite. Typically, when producing oil and gas assets are purchased the purchaser assumes the obligation to plug and abandon wells that are part of such assets. However, in some instances, we receive an indemnity with respect to those costs. We may not be able to collect on these indemnities.

In connection with the sale of certain properties offshore California in December 2004 we retained the responsibility for certain abandonment costs, including removing, dismantling and disposing of the existing offshore platforms. The present value of such abandonment costs, $40 million ($80 million undiscounted), are included in our asset retirement obligation as reflected on our consolidated balance sheet. In addition, we agreed to guarantee the performance of the purchaser with respect to the remaining abandonment obligations related to the properties (approximately $44 million). The fair value of our obligation, $0.5 million, is included in Other Long-Term Liabilities in the Consolidated Balance Sheet.

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

Note 7—Consolidating Financial Statements

We are the issuer of the Senior Notes and the Senior Subordinated Notes. The Senior Notes and the Senior Subordinated Notes are jointly and severally guaranteed on a full and unconditional basis by certain of our domestic wholly owned restricted subsidiaries (referred to as “Guarantor Subsidiaries”). Certain of our subsidiaries do not guarantee the Senior Notes and the Senior Subordinated Notes (referred to as “Non-Guarantor Subsidiaries”).

In the third quarter of 2006 we recognized a gain on the sale of oil and gas properties to Occidental (see Note 2). A portion of the gain was allocated to certain of our subsidiaries based on the relative reserve volumes sold.

The following financial information presents consolidating financial statements, which include:

•	PXP (the “Issuer” or “Parent”);

•	the Guarantor Subsidiaries on a combined basis;

•	the Non-Guarantor Subsidiaries on a combined basis;

•	elimination entries necessary to consolidate the Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries; and

•	PXP on a consolidated basis.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

SEPTEMBER 30, 2006

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$542,248	$1	$-	$-	$542,249
Accounts receivable and other current assets	456,685	39,197	-	-	495,882

	998,933	39,198	-	-	1,038,131

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	2,052,407	438,628	-	-	2,491,035
Not subject to amortization	77,995	35,449	-	-	113,444
Other property and equipment	19,087	1,387	-	-	20,474

	2,149,489	475,464	-	-	2,624,953
Less allowance for depreciation, depletion and amortization	(365,654)	(281,439)	-	-	(647,093)

	1,783,835	194,025	-	-	1,977,860

Investment in and Advances to Subsidiaries	312,960	-	-	(312,960)	-

Other Assets	24,650	169,362	6,813	-	200,825

	$3,120,378	$402,585	$6,813	$(312,960)	$3,216,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$305,698	$45,208	$-	$-	$350,906
Commodity derivative contracts	337,683	-	-	-	337,683

	643,381	45,208	-	-	688,589

Long-Term Debt	525,303	-	-	-	525,303

Other Long-Term Liabilities	533,581	18,377	-	-	551,958

Payable to Parent	-	(146,685)	3,807	142,878	-

Deferred Income Taxes	486,561	32,853	-	-	519,414

Stockholders’ Equity
Stockholders’ equity	953,721	460,448	3,006	(463,454)	953,721
Accumulated other comprehensive income	(22,169)	(7,616)	-	7,616	(22,169)

	931,552	452,832	3,006	(455,838)	931,552

	$3,120,378	$402,585	$6,813	$(312,960)	$3,216,816

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$224,023	$29,821	$-	$-	$253,844
Gas sales	14,189	12,535	-	-	26,724
Other operating revenues	172	167	-	-	339

	238,384	42,523	-	-	280,907

Costs and Expenses
Production costs	64,167	21,168	-	-	85,335
General and administrative	30,051	1,442	-	-	31,493
Depreciation, depletion, amortization and accretion	32,392	21,016	-	-	53,408
Gain on sale of oil and gas properties	(219,094)	(126,386)	-	-	(345,480)

	(92,484)	(82,760)	-	-	(175,244)

Income from Operations	330,868	125,283	-	-	456,151
Other Income (Expense)
Equity in earnings of subsidiaries	74,579	-	-	(74,579)	-
Interest expense	(19,093)	(3,085)	-	-	(22,178)
Gain on mark-to-market derivative contracts	12,340	-	-	-	12,340
Interest and other income	500	-	-	-	500

Income (Loss) Before Income Taxes	399,194	122,198	-	(74,579)	446,813
Income tax benefit (expense)
Current	(60,177)	12,687	-	-	(47,490)
Deferred	(66,324)	(60,306)	-	-	(126,630)

Net Income (Loss)	$272,693	$74,579	$-	$(74,579)	$272,693

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$195,209	$22,538	$-	$217,747
Gas sales	13,486	30,745	-	44,231
Other operating revenues	597	44	-	641

	209,292	53,327	-	262,619

Costs and Expenses
Production costs	50,714	19,997	-	70,711
General and administrative	51,729	1,035	-	52,764
Depreciation, depletion, amortization and accretion	31,053	11,499	-	42,552

	133,496	32,531	-	166,027

Income from Operations	75,796	20,796	-	96,592
Other Income (Expense)
Equity in earnings of subsidiaries	8,445	-	(8,445)	-
Interest expense	(9,500)	(4,978)	-	(14,478)
Gain (loss) on mark-to-market derivative contracts	(141,646)	-	-	(141,646)
Interest and other income (expense)	(392)	-	-	(392)

Income (Loss) Before Income Taxes	(67,297)	15,818	(8,445)	(59,924)
Income taxes
Current	3,351	(2,594)	-	757
Deferred	32,097	(4,779)	-	27,318

Net Income (Loss)	$(31,849)	$8,445	$(8,445)	$(31,849)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$624,005	$94,836	$-	$-	$718,841
Gas sales	25,498	64,381	-	-	89,879
Other operating revenues	1,310	882	-	-	2,192

	650,813	160,099	-	-	810,912

Costs and Expenses
Production costs	169,878	63,226	-	-	233,104
General and administrative	89,225	3,305	-	-	92,530
Depreciation, depletion, amortization and accretion	68,670	90,364	-	-	159,034
Gain on sale of oil and gas properties	(219,094)	(126,386)	-	-	(345,480)

	108,679	30,509	-	-	139,188

Income from Operations	542,134	129,590	-	-	671,724
Other Income (Expense)
Equity in earnings of subsidiaries	74,218	-	-	(74,218)	-
Interest expense	(48,621)	(8,561)	-	-	(57,182)
Loss on mark-to-market derivative contracts	(299,902)	-	-	-	(299,902)
Interest and other income	40,022	-	-	-	40,022

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	307,851	121,029	-	(74,218)	354,662
Income tax benefit (expense)
Current	(63,784)	7,537	-	-	(56,247)
Deferred	(27,971)	(54,348)	-	-	(82,319)

Net Income (Loss) Before Cumulative Effect of Accounting Change	216,096	74,218	-	(74,218)	216,096
Cumulative effect of accounting change, net of tax benefit	(2,182)	-	-	-	(2,182)

Net Income (Loss)	$213,914	$74,218	$-	$(74,218)	$213,914

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands of dollars)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$213,914	$74,218	$-	$(74,218)	$213,914
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	68,670	90,364	-	-	159,034
Equity in earnings of subsidiaries	(74,218)	-	-	74,218	-
Deferred income taxes	27,971	54,348	-	-	82,319
Gain on sale of oil and gas properties	(219,094)	(126,386)	-	-	(345,480)
Cumulative effect of adoption of accounting change	2,182	-	-	-	2,182
Commodity derivative contracts
Loss on derivatives	296,311	37,665	-	-	333,976
Reclassify derivative settlements	96,773	-	-	-	96,773
Noncash compensation	32,594	-	-	-	32,594
Other noncash items	(64)	-	-	-	(64)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	7,486	(1,526)	-	-	5,960
Accounts payable and other liabilities	61,914	(1,755)	-	-	60,159
Commodity derivative contracts	(21,215)	-	-	-	(21,215)

Net cash provided by operating activities	493,224	126,928	-	-	620,152

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(335,295)	(121,501)	-	-	(456,796)
Proceeds from property sales, net	850,427	-	-	-	850,427
Derivative settlements	(68,194)	-	-	-	(68,194)
Other	(3,177)	(480)	(3,810)	-	(7,467)

Net cash provided by (used in) investing activities	443,761	(121,981)	(3,810)	-	317,970

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	1,182,700	-	-	-	1,182,700
Repayments	(1,454,700)	-	-	-	(1,454,700)
Derivative settlements	(28,579)	-	-	-	(28,579)
Investment in and advances to affiliates	1,140	(4,950)	3,810	-	-
Purchase treasury stock	(100,817)	-	-	-	(100,817)
Excess tax benefit from stock-based compensation	3,294	-	-	-	3,294
Other	677	-	-	-	677

Net cash provided by (used in) financing activities	(396,285)	(4,950)	3,810	-	(397,425)

Net increase (decrease) in cash and cash equivalents	540,700	(3)	-	-	540,697
Cash and cash equivalents, beginning of period	1,548	4	-	-	1,552

Cash and cash equivalents, end of period	$542,248	$1	$-	$-	$542,249

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands of dollars)

	Parent	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(284,797)	$25,697	$(25,697)	$(284,797)
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	86,866	48,703	-	135,569
Equity in earnings of subsidiaries	(25,697)	-	25,697	-
Deferred income taxes	(164,490)	(2,329)	-	(166,819)
Commodity derivative contracts
Loss (gain) on derivatives	319,668	39,170	-	358,838
Reclassify financing derivative settlements	361,451	3,481		364,932
Noncash compensation	59,807	-	-	59,807
Other noncash items	(69)	-	-	(69)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(10,782)	176	-	(10,606)
Accounts payable and other liabilities	(25,653)	(7,679)	-	(33,332)
Commodity derivative contracts	(135,348)	-	-	(135,348)

Net cash provided by operating activities	180,956	107,219	-	288,175

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(196,684)	(196,694)	-	(393,378)
Proceeds from sales of properties	6,500	336,596	-	343,096
Other property and equipment	(3,390)	(133)	-	(3,523)

Net cash provided by (used in) investing activities	(193,574)	139,769	-	(53,805)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	1,092,700	-	-	1,092,700
Repayments	(964,200)	-	-	(964,200)
Derivative settlements	(361,451)	(3,481)	-	(364,932)
Investment in and advances to affiliates	244,169	(244,169)	-	-
Other	1,823	-	-	1,823

Net cash provided by (used in) financing activities	13,041	(247,650)	-	(234,609)

Net increase (decrease) in cash and cash equivalents	423	(662)	-	(239)
Cash and cash equivalents, beginning of period	876	669	-	1,545

Cash and cash equivalents, end of period	$1,299	$7	$-	$1,306

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in connection with the information contained in the consolidated financial statements and notes thereto included elsewhere in this report and our Form 10-K for the year ended December 31, 2005.

Company Overview

We are an independent oil and gas company primarily engaged in the activities of acquiring, developing, exploiting, exploring and producing oil and gas properties in the United States. Our core areas of operations are:

•	the Los Angeles and San Joaquin Basins onshore California;

•	the Santa Maria Basin offshore California; and

•	the Gulf Coast Basin onshore and offshore Louisiana, including the Gulf of Mexico.

Assets in our principal focus areas include mature properties with long-lived reserves and significant development and exploitation opportunities as well as newer properties with development, exploitation and exploration potential. Our primary sources of liquidity are cash generated from our operations and our senior revolving credit facility. At September 30, 2006 we had approximately $739 million of availability under our revolving credit facility. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our senior revolving credit facility to meet our short-term and long-term normal recurring operating needs, derivative obligations, debt service obligations, contingencies, anticipated capital expenditures and expenditures under our stock repurchase program. In addition, the majority of our capital expenditures and expenditures under our stock repurchase program are discretionary and could be curtailed if our cash flows declined from expected levels.

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

In September 2006 and November 2006 we completed property sales transactions that generated approximately $1.6 billion of cash proceeds. We used the proceeds to repay the balance outstanding on our senior revolving credit facility and short-term credit facility, redeem all $250 million outstanding principal of our 7.125% Senior Notes, purchase $274.9 million of the $275 million outstanding principal of our 8.75% Senior Subordinated Notes, and settle the $605 million liability associated with our 2007 and 2008 crude oil collars. Following these transactions, the Company will have no outstanding long-term or short-term debt.

Property Divestitures

On September 29, 2006 we closed on the sale of oil and gas properties to subsidiaries of Occidental Petroleum Corporation (“Occidental”). This transaction had an effective date of October 1, 2006. We received approximately $864 million in cash proceeds and recognized a $345.5 million pre-tax gain.

As of December 31, 2005, our independent reserve engineers estimated these properties had proven reserves of approximately 45 million equivalent barrels of oil. On a barrel of oil equivalent basis, these properties represented approximately 12% of our sales volumes for the third quarter of 2006.

On November 1, 2006 we closed on the sale of certain non-producing oil and gas properties to Statoil Gulf of Mexico LLC (“Statoil”). This transaction had an effective date of September 1, 2006. The Company received approximately $706 million in cash proceeds and in the fourth quarter of 2006 we expect to recognize a pre-tax gain related to this transaction of approximately $635 million to $640 million. Statoil has also been granted certain negotiation rights with respect to future sales of other PXP Gulf of Mexico exploration assets.

Debt Retirement

On September 29, 2006 we paid the $304.9 million outstanding under our senior revolving credit facility and short-term credit facility.

On November 3, 2006 we made payments totaling $268.6 million to retire all $250 million outstanding principal amount of our 7.125% Senior Notes due 2014 (the “Senior Notes”). The redemption price of $1,074.50 per $1,000 principal amount is based on a “make-whole” calculation tied to a comparable United States Treasury security.

On November 3, 2006 we made payments totaling $291.9 million to retire $274.9 million of the $275 million outstanding principal amount of our 8.75% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”). The purchase price of $1,042.07 per $1,000 principal amount is based on a 50 basis point spread over a reference U.S. Treasury security, as determined on October 19, 2006. The payments to holders who provided consents to eliminate substantially all the restrictive covenants and certain events of default from the indenture governing the Senior Subordinated Notes included a consent payment of $20.00 per $1,000 principal amount of notes tendered (a total of $5.5 million).

In the fourth quarter of 2006 we expect to record a charge to earnings in connection with the debt retirement transactions of approximately $45 million.

Derivative Instruments and Hedging

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

On October 31, 2006 and November 2, 2006 we made payments totaling $605.0 million to settle the 2007 and 2008 collars. The $11.8 million in excess of the fair value on the date we entered into the offsetting positions is recognized in our income statement as interest expense.

For the remainder of 2006 our crude oil derivative position consists exclusively of purchased put option contracts with a strike price of $55.00 on 50,000 barrels per day. The only cash settlements we are required to make on these contracts are option premiums, which are expected to total approximately $7.5 million per month. In return, to the extent the daily average NYMEX price for West Texas Intermediate crude oil is less than $55.00, we will receive the difference between $55.00 and the daily average NYMEX price for West Texas Intermediate crude oil.

In addition to our 2006 crude oil put options, we also have purchased put option contracts with a strike price of $55.00 on 50,000 barrels per day in 2007 and 42,000 barrels per day in 2008. We also have call options on 30,000 MMBtu per day of natural gas for the remainder of 2006.

Since our remaining derivative position consists entirely of crude oil put options and natural gas call options, we expect a decrease in the volatility in derivative gains or losses on our income statement.

See Item 3 – Quantitative and Qualitative Disclosures About Market Risks for a discussion of our current derivative positions.

Stone Energy Corporation

On April 24, 2006 we announced that we had entered into a definitive agreement to acquire Stone Energy Corporation (“Stone”) in a stock-for-stock transaction. On June 22, 2006 the agreement was terminated by Stone in order for Stone to enter into a merger agreement with another company. In connection with the termination of the merger agreement we received a termination fee of $43.5 million. Earnings for the nine months ended September 30, 2006 include a gain on the termination of the merger agreement of $37.9 million representing the termination fee net of certain merger related costs incurred by the Company.

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

Results Overview

In the first nine months of 2006 we reported net income of $213.9 million, or $2.71 per diluted share. Net income for the period includes a $345.5 million pre-tax gain on the sale of oil and gas properties and a $299.9 million pre-tax derivative mark-to-market loss. We received cash proceeds from the property sale of approximately $864 million and cash payments related to mark-to-market derivative contracts totaled approximately $76 million. Our net income in 2006 includes a non-cash, after-tax expense related to the adoption of SFAS 123R of $2.2 million, or $0.03 per share.

Our earnings are subject to volatility due to: (i) gains and losses on derivative contracts subject to mark-to-market accounting as changes occur in the NYMEX price indexes; and (ii) stock appreciation rights (“SARs”) and certain of our restricted stock units, which are subject to variable accounting based on changes in fair value. The fair value of SARs and restricted stock units is related to the market price of our common stock and will fluctuate with movements in our stock price.

In the first nine months of 2005, primarily as a result of a $629.6 million pre-tax derivative mark-to-market loss, we reported a net loss of $284.8 million, or $3.67 per share.

Results of Operations

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a barrel of oil equivalent (“BOE”) basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Daily Average Volumes
Oil and liquids sales (Bbls)	53,043	50,374	52,815	50,520
Gas (Mcf)
Production	62,266	66,687	63,782	87,593
Used in steam operations	16,721	13,730	14,732	14,670
Sales (1)	45,545	52,957	49,050	72,923
BOE
Production	63,421	61,487	63,445	65,117
Sales (1)	60,634	59,196	60,990	62,674
Unit Economics (in dollars) (2)
Average NYMEX Prices
Oil	$70.54	$63.16	$68.25	$55.45
Gas	6.62	8.52	7.44	7.18
Average Realized Sales Price Before
Derivative Transactions
Oil (per Bbl)	$59.51	$52.53	$57.46	$45.69
Gas (per Mcf)	6.38	7.37	6.71	6.43
Per BOE	56.85	51.03	55.16	44.08
Costs and Expenses per BOE
Production costs
Lease operating expenses	$9.03	$6.41	$8.24	$5.93
Steam gas costs	2.82	3.17	2.48	2.87
Electricity	1.79	1.58	1.73	1.33
Production and ad valorem taxes	1.25	0.90	1.19	1.04
Gathering and transportation	0.41	0.44	0.36	0.47
DD&A per BOE (oil and gas properties)	8.45	6.89	8.45	7.06

(1)	2005 amounts represent volumes presented on a basis consistent with 2006. See Note 2.
(2)	In 2005 gas revenues included amounts attributable to buy-sell contracts related to our thermal recovery operations in California and associated costs were included in steam gas costs. As a result of our adoption of EITF 04-13 effective January 1, 2006, in 2006 certain costs associated with such contracts are reflected as a reduction in gas revenues and the associated volumes are not included in sales volumes. Amounts per BOE reflected in the foregoing table are based on production volumes for 2005 and sales volumes for 2006.

The following table reflects cash receipts (payments) made with respect to derivative contracts that settled during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Contracts accounted for using hedge accounting
Oil revenues	$-	$-	$-	$(53,044)
Gas revenues	-	(1,372)	-	(3,729)
Steam gas costs	-	2,327	-	5,534
Mark-to-market contracts
Oil sales	(22,583)	(101,395)	(67,013)	(189,259)
Gas purchases	(2,880)	-	(8,545)	-

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005

Oil and gas revenues.    Oil and gas revenues increased $18.6 million, to $280.6 million for 2006 from $262.0 million for 2005. The increase is primarily due to higher realized prices.

Oil revenues excluding the effects of hedging, increased $46.9 million to $290.4 million for 2006 from $243.5 million for 2005 reflecting higher realized prices ($32.3 million) and higher sales volumes ($14.6 million). Our average realized price for oil increased $6.98 to $59.51 per Bbl for 2006 from $52.53 per Bbl for 2005. The increase is primarily attributable to an improvement in the NYMEX oil price, which averaged $70.54 per Bbl in 2006 versus $63.16 per Bbl in 2005. Oil sales volumes increased to 53.0 MBbls per day in 2006 from 50.4 MBbls per day in 2005.

Hedging had the effect of decreasing our oil revenues by $36.5 million, or $7.49 per Bbl in 2006 compared to $25.7 million or $5.55 per Bbl in 2005. The 2006 amount represents the deferred losses related to 2006 swaps that were terminated in 2005. These losses were deferred in OCI and are being recognized as a noncash reduction to oil revenues as the hedged production is sold.

Gas revenues excluding the effects of hedging, decreased $18.5 million to $26.7 million in 2006 from $45.2 million in 2005 due to decreased sales volumes ($4.4 million), a decrease in revenues due to a change in the presentation of certain costs related to buy-sell contracts ($8.6 million) and lower realized prices ($5.5 million). Gas revenues for 2005 include $8.6 million attributable to buy-sell contracts related to our thermal recovery operations in California. As a result of our adoption of EITF 04-13 effective January 1, 2006 (see Note 1 to the condensed consolidated financial statements), in 2006 certain costs associated with such contracts are reflected as a reduction in gas revenues. Our average realized price for gas was $6.38 per Mcf in 2006 compared to $7.37 per Mcf in 2005. Hedging had the effect of decreasing our 2005 gas revenues by $1.0 million, or $0.28 per Mcf. Gas sales volumes decreased from 53.0 MMcf per day in 2005 to 45.5 MMcf per day in 2006.

Lease operating expenses.    Lease operating expenses increased $14.1 million, to $50.4 million in 2006 from $36.3 million in 2005. The increase is primarily attributable to increased labor costs, general cost increases from service providers and higher expenditures for repairs and maintenance and well workovers. On a per unit basis, lease operating expenses increased to $9.03 per BOE in 2006 versus $6.41 per BOE in 2005 primarily due to the increased costs.

Steam gas costs.    Steam gas costs decreased $2.2 million, to $15.7 million in 2006 from $17.9 million in 2005. Steam gas costs for 2005 include certain costs ($8.6 million) attributable to buy-sell contracts that after the adoption of EITF 04-13 would be included in gas revenues. On a basis comparable to 2006, 2005 steam gas costs would have been $9.3 million, or $1.65 per BOE, compared to $15.7 million, or $2.82 per BOE, in 2006, primarily reflecting the increased steam volumes partially offset by a decrease in the cost of natural gas used in the process.

Electricity.    Electricity increased $1.1 million, to $10.0 million in 2006 from $8.9 million in 2005, primarily reflecting higher cost for purchased electricity. On a per unit basis, electricity increased to $1.79 per BOE in 2006 versus $1.58 per BOE in 2005.

Production and ad valorem taxes.    Production and ad valorem taxes increased $1.9 million, to $7.0 million in 2006 from $5.1 million in 2005 primarily reflecting the effect of increased oil prices.

General and administrative expense.    G&A expense decreased $21.3 million, to $31.5 million in 2006 from $52.8 million in 2005. G&A expense, excluding amounts attributable to stock based compensation, was $18.3 million in 2006 compared to $12.6 million in 2005. The increase primarily reflects increased contributions, aircraft costs and compensation costs. Stock based compensation expense was $13.2 million in 2006 compared to $40.1 million in 2005. Stock based compensation costs for 2006 includes approximately $2 million related to officer resignations and organizational changes. Stock based compensation costs for 2005 includes approximately $19 million related to restricted stock units that vested based on the performance of our common stock. Excluding such amounts, stock-based compensation expense was approximately $11 million in 2006 compared to approximately $21 million in 2005. The decrease in 2006 primarily reflects lower expense for SARs which fluctuates with changes in our stock price and other factors that impact fair value.

G&A expense does not include amounts capitalized as part of our acquisition, exploration and development activities. Capitalized costs were $6.1 million in 2006 compared to $6.4 million in 2005.

Depreciation, depletion and amortization, or DD&A.    DD&A expense increased $10.2 million, to $50.8 million in 2006 from $40.6 million in 2005. Approximately $9.8 million of the increase was attributable to our oil and gas DD&A, primarily due to a higher per unit rate. Our oil and gas unit of production rate increased to $8.45 per BOE in 2006 compared to $6.89 per BOE in 2005. The increase primarily reflects the effect of property acquisitions, higher future development costs and 2005 capital costs for which there were no immediate reserve additions.

Accretion expense.    Accretion expense increased $0.7 million, to $2.6 million in 2006 from $1.9 million in 2005, primarily reflecting higher estimated future costs of our abandonment obligations. See Company Overview – Property Divestitures.

Gain on sale of oil and gas properties.    On September 29, 2006 we closed on the sale of oil and gas properties to subsidiaries of Occidental and recognized a $345.5 million pre-tax gain.

Interest expense.    Interest expense increased $7.7 million, to $22.2 million in 2006 from $14.5 million in 2005 primarily due to higher interest rates and higher interest costs related to certain of our derivative transactions. Interest expense does not include interest capitalized on oil and gas properties not subject to amortization. We capitalized $2.6 million and $0.8 million of interest in 2006 and 2005, respectively.

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

As discussed in Company Overview – Derivative Instruments and Hedging, in the second quarter of 2006 we executed a series of offsetting contracts to eliminate all of our crude oil price collars. As a result, our only derivative instruments in the third quarter of 2006 were crude oil put option contracts and natural gas call option contracts. We recognized a $12.3 million gain related to these mark-to-market derivative contracts. Cash payments related to contracts that settled in 2006 totaled $25.5 million. In 2005 we recognized a loss on mark-to-market derivative contracts, consisting primarily of crude oil price collars, of $141.6 million. Cash payments related to contracts that settled in 2005 totaled $101.4 million.

Income taxes.    During interim periods income tax expense is generally based on the estimated effective income tax rate that is expected for the entire year. Variances in our estimated annual effective tax rate from the 35% federal statutory rate primarily result from the effect of state income taxes, changes in the estimated California apportionment factor, estimated permanent differences primarily reflecting expenses that are not deductible because of IRS limitations and, in 2005, the beneficial effect of certain tax credits related to our enhanced oil recovery operations in California. At September 30, 2006 our estimated 2006 annual effective tax rate was approximately 39% and at September 30, 2005 our estimated 2005 annual effective tax rate was approximately 38%.

At September 30, 2006 our estimated annual effective current tax rate was approximately 16% compared to 0.4% at September 30, 2005. The 2006 rate reflects the effects of the property divestitures, debt retirement and derivative instrument transactions discussed in Company Overview.

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

Oil and gas revenues.    Oil and gas revenues increased $141.0 million, to $808.7 million for 2006 from $667.7 million for 2005 primarily due to higher realized prices.

Oil revenues excluding the effects of hedging, increased $198.4 million to $828.5 million for 2006 from $630.1 million for 2005 reflecting higher realized prices ($162.4 million) and higher sales volumes ($36.0 million). Our average realized price for oil increased $11.77 to $57.46 per Bbl for 2006 from $45.69 per Bbl for 2005. The increase is primarily attributable to an improvement in the NYMEX oil price, which averaged $68.25 per Bbl in 2006 versus $55.45 per Bbl in 2005. Oil sales volumes increased 2.3 MBbls per day to 52.8 MBbls in 2006 from 50.5 MBbls per day in 2005.

Hedging had the effect of decreasing our oil revenues by $109.6 million, or $7.60 per Bbl in 2006 compared to $115.0 million or $8.34 per Bbl in 2005. The 2006 amount represents the deferred losses related to 2006 swaps that were terminated in 2005. These losses were deferred in OCI and are being recognized as a noncash reduction to oil revenues as the hedged production is sold.

Gas revenues, excluding the effects of hedging, decreased $63.7 million to $89.9 million in 2006 from $153.6 million in 2005 due to decreased sales volumes ($43.7 million) and a decrease in revenues due to a change in the presentation of certain costs related to buy-sell contracts ($24.7 million), partially offset by higher realized prices ($4.7 million). Gas revenues for 2005 include $24.7 million attributable to buy-sell contracts related to our thermal recovery operations in California. As a result of our adoption of EITF 04-13 effective January 1, 2006 (see Note 1 to the condensed consolidated financial statements), in 2006 certain costs associated with such contracts are reflected as a reduction in gas revenues. Our average realized price for gas was $6.71 per Mcf in 2006 compared to $6.43 per Mcf in 2005.

Gas sales volumes decreased from 72.9 MMcf per day in 2005 to 49.1 MMcf per day in 2006 primarily due to the sale of our properties in East Texas and Oklahoma in the second quarter of 2005.

Lease operating expenses.    Lease operating expenses increased $31.8 million, to $137.3 million in 2006 from $105.5 million in 2005. The increase is primarily attributable to increased labor costs, general cost increases from service providers and higher expenditures for repairs and maintenance and well workovers. On a per unit basis, lease operating expenses increased to $8.24 per BOE in 2006 versus $5.93 per BOE in 2005 due to lower volumes and increased costs.

Steam gas costs.    Steam gas costs decreased $9.7 million, to $41.3 million in 2006 from $51.0 million in 2005. Steam gas costs for 2005 include certain costs ($24.7 million) attributable to buy-sell contracts that after the adoption of EITF 04-13 would be included in gas revenues. On a basis comparable to 2006, 2005 steam gas costs would have been $26.3 million, or $1.48 per BOE, compared to $41.3 million, or $2.48 per BOE, in 2006, primarily reflecting higher steam volumes partially offset by a decrease in the cost of natural gas used in the process.

Electricity.    Electricity increased $5.1 million, to $28.8 million in 2006 from $23.7 million in 2005, primarily reflecting higher cost for purchased electricity. On a per unit basis, electricity increased to $1.73 per BOE in 2006 versus $1.33 per BOE in 2005.

Production and ad valorem taxes.    Production and ad valorem taxes increased $1.4 million, to $19.8 million in 2006 from $18.4 million in 2005 primarily reflecting the effect of increased oil and gas prices partially offset by the effect of the properties sold in the second quarter of 2005.

Gathering and transportation expenses.    Gathering and transportation expenses decreased $2.5 million, to $5.9 million in 2006 from $8.4 million in 2005 primarily reflecting the properties sold in the second quarter of 2005.

General and administrative expense.    G&A expense decreased $16.1 million, to $92.5 million in 2006 from $108.6 million in 2005. G&A expense, excluding amounts attributable to stock based compensation, was $50.4 million in 2006 compared to $35.9 million in 2005. The 2006 expense includes $2.9 million related to officer resignations and organizational changes. The remainder of the increase primarily reflects increased compensation costs, aircraft costs and contributions. Stock based compensation expense was $42.1 million in 2006 compared to $72.8 million in 2005. Stock based compensation costs for 2006 includes approximately $11 million related to officer resignations and organizational changes. Stock based compensation costs for 2005 includes approximately $19 million related to restricted stock units that vested based on the performance of our common stock. Excluding such amounts, stock-based compensation expense was approximately $31 million in 2006 compared to approximately $54 million in 2005. The decrease in 2006 primarily reflects lower expense for SARs which fluctuates with changes in our stock price and other factors that impact fair value.

G&A expense does not include amounts capitalized as part of our acquisition, exploration and development activities. Capitalized costs increased to $22.0 million in 2006 compared to $17.2 million in 2005, primarily reflecting increased costs.

Depreciation, depletion and amortization, or DD&A.    DD&A expense increased $21.5 million, to $151.5 million in 2006 from $130.0 million in 2005. Approximately $20 million of the increase was attributable to our oil and gas DD&A, primarily due to a higher per unit rate. Our oil and gas unit of production rate increased to $8.45 per BOE in 2006 compared to $7.06 per BOE in 2005. The increase primarily reflects the effect of property acquisitions, higher future development costs and 2005 capital costs for which there were no immediate reserve additions.

Accretion expense.    Accretion expense increased $1.9 million, to $7.5 million in 2006 from $5.6 million in 2005, primarily reflecting higher estimated future costs of our abandonment obligations.

Gain on sale of oil and gas properties.    On September 29, 2006 we closed on the sale of oil and gas properties to subsidiaries of Occidental and recognized a $345.5 million pre-tax gain. See Company Overview – Property Divestitures.

Interest expense.    Interest expense increased $17.2 million, to $57.2 million in 2006 from $40.0 million in 2005 primarily due to higher outstanding debt and higher interest rates and higher interest costs related to certain of our derivative transactions. Interest expense does not include interest capitalized on oil and gas properties not subject to amortization. We capitalized $6.5 million and $2.1 million of interest in 2006 and 2005, respectively.

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

As a result of the significant increase in oil prices, we recognized a $299.9 million loss related to mark-to-market derivative contracts in 2006. Cash payments related to these contracts that settled in 2006 totaled $75.6 million. In 2005 we recognized a loss on mark-to-market derivative contracts of $629.6 million. Cash payments related to these contracts that settled in 2005 totaled $189.3 million. In addition, in 2005 we paid $145.4 million in connection with the elimination of our 2006 collars.

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

Income taxes.    During interim periods income tax expense is generally based on the estimated effective income tax rate that is expected for the entire year. Variances in our estimated annual effective tax rate from the 35% federal statutory rate primarily result from the effect of state income taxes, changes in the estimated California apportionment factor, estimated permanent differences primarily reflecting expenses that are not deductible because of IRS limitations and, in 2005, the beneficial effect of certain tax credits related to our enhanced oil recovery operations in California. At September 30, 2006 our estimated 2006 annual effective tax rate was approximately 39% and at September 30, 2005 our estimated 2005 annual effective tax rate was approximately 38%.

At September 30, 2006 our estimated annual effective current tax rate was approximately 16% compared to 0.4% at September 30, 2005. The 2006 rate reflects the effects of the property divestitures, debt retirement and derivative instrument transactions discussed in Company Overview.

Liquidity and Capital Resources

In September 2006 and November 2006 we completed property sales transactions that generated $1.6 billion of cash proceeds. We used the proceeds to repay the balance outstanding on our senior revolving credit facility and short-term credit facility, redeem all $250 million outstanding principal of our

7.125% Senior Notes, purchase $274.9 million of the $275 million outstanding principal of our 8.75% Senior Subordinated Notes, and settle the $605 million liability associated with our 2007 and 2008 crude oil collars. Following these transactions, the Company will have no outstanding long-term or short-term debt. See Company Overview for a more complete discussion of these transactions.

Our primary sources of liquidity are cash generated from our operations and our revolving credit facility. At September 30, 2006 we had approximately $739 million of availability under our revolving credit facility. We have made and will continue to make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas. As of September 30, 2006 we had remaining expenditures of approximately $136 million under our $610 million capital budget for 2006, a 2007 capital budget of approximately $600 million and approximately $399 million remaining authorization under our stock repurchase program. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our revolving credit facility to meet our short-term and long-term normal recurring operating needs, derivative obligations, debt service obligations, expenditures under our stock repurchase program, contingencies and anticipated capital expenditures.

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

Cash Flows

	Nine Months Ended September 30,
	2006	2005
	(in millions)
Cash provided by (used in):
Operating activities	$620.1	$288.2
Investing activities	318.0	(53.8)
Financing activities	(397.4)	(234.6)

Net cash provided by operating activities was $620.1 million in 2006 compared to $288.2 million in 2005. The increase in net cash provided by operating activities in 2006 is primarily a result of increased oil and gas prices, the proceeds from the termination of the merger agreement with Stone and the effect in 2005 of a $147.3 million payment to eliminate our 2006 oil price swaps. As discussed below, certain of our derivative cash payments are classified as financing or investing activities.

Net cash provided by investing activities was $318.0 million in 2006 primarily reflecting the $850.4 million proceeds, net of related costs and expenses, from the sale of oil and gas properties to Occidental, partially offset by additions to oil and gas properties of $456.8 million and derivative settlements of $68.2 million. Net cash used in investing activities was $53.8 million in 2005 primarily reflecting property sales proceeds of $343.1 million partially offset by additions to oil and gas properties of $393.4 million. Derivative settlements related to derivatives that have not been qualified for hedge accounting and do not contain a significant financing element are reflected as investing activities.

Net cash used in financing activities in 2006 was $397.4 million, primarily reflecting $272.0 million in net repayments under our revolving credit facilities, the payment of $100.8 million to purchase treasury stock and the payment of $28.6 million in financing derivative settlements. Net cash used in financing activities in 2005 was $234.6 million, primarily reflecting $128.5 million in net borrowings under our senior revolving credit facilities and the payment of $364.9 million in financing derivative settlements. Under SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, certain of our derivatives are deemed to contain a significant financing element and cash settlements with respect to such derivatives are required to be reflected as financing activities.

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $500 million of our common stock. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. In the third quarter of 2006 we repurchased 2,461,900 common shares at a cost of $100.8 million.

Stock Appreciation Rights

We incur cash expenditures upon the exercise of SARs, but our common shares outstanding do not increase. At September 30, 2006 we had approximately 2.5 million SARs outstanding of which 1.6 million were vested. If all of the vested SARs were exercised, based on $42.91, the price of our common stock as of September 30, 2006, we would pay $51.7 million to holders of the SARs. In the first nine months of 2006 we made cash payments of $10.4 million for SARs that were exercised during that period.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a significant impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” in an effort to address diversity in the accounting practice of quantifying misstatements and the potential for improper amounts on the balance sheet. Prior to the issuance of SAB No. 108, the two methods used for quantifying the effects of financial statement errors were the “roll-over” and “iron curtain” methods. Under the “roll-over” method, the primary focus is the income statement, including the reversing effect of prior year misstatements. The criticism of this method is that misstatements can accumulate on the balance sheet. The “iron curtain” method focuses on the effect of correcting the ending balance sheet, with less importance on the reversing effects of prior year errors in the income statement. SAB No. 108 establishes a “dual approach” which requires the quantification of the effect of financial statement errors on each financial statement, as well as related disclosures. Public companies are required to record the cumulative effect of initially adopting the “dual approach” method in the first year ending after November 16, 2006 by recording any necessary corrections to asset and liability balances with an offsetting adjustment to the opening balance of retained earnings. The use of this cumulative effect transition method also requires detailed disclosures of the nature and amount of each error being corrected and how and when they arose. We are currently evaluating the impact that SAB No. 108 may have on our consolidated financial position, results of operations or cash flows.

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

See Note 4 to the Consolidated Financial Statements – “Derivative Instruments and Hedging Activities” for a discussion of our derivative activities.

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

On October 31, 2006 and November 2, 2006, we made payments totaling $605.0 million to settle the collars. The $11.8 million in excess of the fair value on the date we entered into the offsetting positions is recognized in our income statement as interest expense.

At September 30, 2006 we had the following open commodity derivative positions, none of which were designated as hedging instruments:

Period	Instrument Type	Daily Volumes	Average Price	Index
Sales of Crude Oil Production
2006
Oct - Dec	Put options	50,000 Bbls	$55.00 Strike price	WTI
2007
Jan - Dec	Put options	50,000 Bbls	$55.00 Strike price	WTI
2008
Jan - Dec	Put options	42,000 Bbls	$55.00 Strike price	WTI
Purchases of Natural Gas
2006
Oct - Dec	Call options	30,000 MMBtu	$12.00 Strike price	Socal

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

The fair value of outstanding crude oil and natural gas commodity derivative instruments and the change in fair value that would be expected from a 10% price increase are shown in the table below (in millions):

	September 30, 2006
	Asset (Liability) Fair Value	Effect of 10% Price Increase
Crude oil put options and natural gas call options	$54.4	$(26.1)
Crude oil collars (1)	(593.3)	-

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

The seven financial institutions that are contract counterparties for our derivative commodity contracts all have Standard & Poor’s ratings of A or better and all seven of the financial institutions are participating lenders in our revolving credit facility. At September 30, 2006 we were in a net liability position with all such counterparties.

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

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of September 30, 2006 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, our internal control over financial reporting can provide only reasonable assurance with respect to our financial reporting and financial statement preparation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Following is a summary of all repurchases by the Company of its common stock during the three-month period ended September 30, 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2006	2,461,900	$40.93	2,461,900	$399,240,000

On December 6, 2005 the Company announced that its Board of Directors had authorized the repurchase of up to $500 million of PXP common stock. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. These shares are the first shares purchased under this program.

ITEM 6 – Exhibits

Exhibit No.	Description

4.1*	Fifth Supplemental Indenture, dated as of August 21, 2006, to Amended and Restated Indenture dated as of June 18, 2004, among Cane River Development LLC, PXP Deepwater L.L.C., Plains Exploration & Production Company, the subsidiary guarantors party thereto and JPMorgan Chase Bank, National Association.

4.2*	Third Supplemental Indenture, dated as of August 21, 2006, to Indenture dated as of June 30, 2004, among Cane River Development LLC, PXP Deepwater L.L.C., Plains Exploration & Production Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A.

4.3	Second Amendment and Waiver, dated as of September 28, 2006, to Credit Facility dated as of May 16, 2005, among Plains Exploration & Production Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 4, 2006).

10.1*	First Amendment to the Plains Exploration & Production Company 2004 Stock Incentive Plan.

10.2*	First Amendment to the Plains Exploration & Production Company 2002 Rollover Stock Incentive Plan.

10.3*	Second Amendment to the Plains Exploration & Production Company 2002 Stock Incentive Plan.

Exhibit No.	Description

10.4	Purchase and Sale Agreement dated as of August 6, 2006, and effective as of October 1, 2006, by and among Plains Exploration & Production Company, PXP Gulf Coast Inc., PXP Texas Limited Partnership, and Brown PXP Properties, LLC, and Vintage Production California LLC, Occidental of Elk Hills, Inc., Occidental Permian Ltd., Oxy USA Inc., and Occidental International Oil & Gas Ltd. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 8, 2006).

10.5	Amendment to Purchase and Sale Agreement dated as of September 29, 2006, by and among Plains Exploration & Production Company, PXP Gulf Coast Inc., PXP Texas Limited Partnership, Brown PXP Properties, LLC, PXP Louisiana L.L.C., and PXP Texas, Inc. and Vintage Production California LLC, Occidental of Elk Hills, Inc., Occidental Permian Ltd., Oxy USA Inc. and Occidental International Oil & Gas Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2006).

10.6	Purchase and Sale Agreement dated as of September 15, 2006, and effective as of September 1, 2006, between Plains Exploration & Production Company and Statoil Gulf of Mexico LLC (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 18, 2006).

10.7*	Form of Long-Term Retention and Deferral Agreement.

10.8*	Form of Restricted Stock Unit Agreement under the 2004 Incentive Plan.

10.9*	Form of Plains Stock Appreciation Rights Agreement under the 2004 Incentive Plan.

10.10*	Form of Restricted Stock Unit Agreement under the 2002 Incentive Plan.

10.11*	Form of Plains Stock Appreciation Rights Agreement under the 2002 Incentive Plan.

31.1*	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Items 1, 1A, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY
Date: November 9, 2006

	By:	/s/ Winston M. Talbert
Winston M. Talbert
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1*	Fifth Supplemental Indenture, dated as of August 21, 2006, to Amended and Restated Indenture dated as of June 18, 2004, among Cane River Development LLC, PXP Deepwater L.L.C., Plains Exploration & Production Company, the subsidiary guarantors party thereto and JPMorgan Chase Bank, National Association.

4.2*	Third Supplemental Indenture, dated as of August 21, 2006, to Indenture dated as of June 30, 2004, among Cane River Development LLC, PXP Deepwater L.L.C., Plains Exploration & Production Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A.

4.3	Second Amendment and Waiver, dated as of September 28, 2006, to Credit Facility dated as of May 16, 2005, among Plains Exploration & Production Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 4, 2006).

10.1*	First Amendment to the Plains Exploration & Production Company 2004 Stock Incentive Plan.

10.2*	First Amendment to the Plains Exploration & Production Company 2002 Rollover Stock Incentive Plan.

10.3*	Second Amendment to the Plains Exploration & Production Company 2002 Stock Incentive Plan.

10.4	Purchase and Sale Agreement dated as of August 6, 2006, and effective as of October 1, 2006, by and among Plains Exploration & Production Company, PXP Gulf Coast Inc., PXP Texas Limited Partnership, and Brown PXP Properties, LLC, and Vintage Production California LLC, Occidental of Elk Hills, Inc., Occidental Permian Ltd., Oxy USA Inc., and Occidental International Oil & Gas Ltd. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 8, 2006).

10.5	Amendment to Purchase and Sale Agreement dated as of September 29, 2006, by and among Plains Exploration & Production Company, PXP Gulf Coast Inc., PXP Texas Limited Partnership, Brown PXP Properties, LLC, PXP Louisiana L.L.C., and PXP Texas, Inc. and Vintage Production California LLC, Occidental of Elk Hills, Inc., Occidental Permian Ltd., Oxy USA Inc. and Occidental International Oil & Gas Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2006).

10.6	Purchase and Sale Agreement dated as of September 15, 2006, and effective as of September 1, 2006, between Plains Exploration & Production Company and Statoil Gulf of Mexico LLC (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 18, 2006).

10.7*	Form of Long-Term Retention and Deferral Agreement.

10.8*	Form of Restricted Stock Unit Agreement under the 2004 Incentive Plan.

10.9*	Form of Plains Stock Appreciation Rights Agreement under the 2004 Incentive Plan.

10.10*	Form of Restricted Stock Unit Agreement under the 2002 Incentive Plan.

10.11*	Form of Plains Stock Appreciation Rights Agreement under the 2002 Incentive Plan.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith