Form 10-Q
period 2007-03-31
PLAINS EXPLORATION & PRODUCTION CO
filed 2007-05-03
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

71.7 million shares of Common Stock, $0.01 par value, issued and outstanding at April 30, 2007.

PLAINS EXPLORATION & PRODUCTION COMPANY

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements:

(i)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$74,176	$899
Accounts receivable	111,228	113,193
Inventories	14,586	12,394
Deferred income taxes	46,973	51,084
Other current assets	7,642	7,226

	254,605	184,796

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	2,729,360	2,624,277
Not subject to amortization	161,072	142,096
Other property and equipment	45,782	41,392

	2,936,214	2,807,765
Less allowance for depreciation, depletion and amortization	(752,299)	(700,241)

	2,183,915	2,107,524

Goodwill	157,731	158,515

Other Assets	17,949	12,393

	$2,614,200	$2,463,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$126,254	$131,639
Commodity derivative contracts	90,736	95,162
Royalties and revenues payable	37,126	38,159
Stock appreciation rights	52,080	57,429
Income taxes payable	—	94,272
Other current liabilities	28,749	43,531

	334,945	460,192

Long-Term Debt
Revolving credit facility	—	235,500
7% Senior Notes	500,000	—

	500,000	235,500

Other Long-Term Liabilities
Asset retirement obligation	135,819	133,420
Commodity derivative contracts	19,603	18,114
Other	20,903	19,040

	176,325	170,574

Deferred Income Taxes	472,989	466,279

Commitments and Contingencies (Note 5)
Stockholders’ Equity
Common stock	795	792
Additional paid-in capital	974,071	964,472
Retained earnings	485,812	463,864
Treasury stock, at cost	(330,737)	(298,445)

	1,129,941	1,130,683

	$2,614,200	$2,463,228

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues
Oil sales	$205,518	$251,467
Oil hedging	—	(36,539)
Gas sales	17,535	35,554
Other operating revenues	1,640	1,137

	224,693	251,619

Costs and Expenses
Production costs
Lease operating expenses	44,663	42,165
Steam gas costs	26,357	12,776
Electricity	8,767	8,832
Production and ad valorem taxes	5,259	5,768
Gathering and transportation expenses	186	1,584
General and administrative	22,497	22,972
Depreciation, depletion and amortization	52,678	49,767
Accretion	2,262	2,466

	162,669	146,330

Income from Operations	62,024	105,289
Other Income (Expense)
Interest expense	(5,360)	(15,794)
Loss on mark-to-market derivative contracts	(20,590)	(169,328)
Interest and other income	577	324

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	36,651	(79,509)
Income tax (expense) benefit
Current	—	(8,712)
Deferred	(16,081)	38,751

Income (Loss) Before Cumulative Effect of Accounting Change	20,570	(49,470)
Cumulative effect of accounting change, net of tax benefit	—	(2,182)

Net Income (Loss)	$20,570	$(51,652)

Earnings (Loss) per Share
Basic
Income (loss) before cumulative effect of accounting change	$0.28	$(0.63)
Cumulative effect of accounting change	—	(0.03)

Net income (loss)	$0.28	$(0.66)

Diluted
Income (loss) before cumulative effect of accounting change	$0.28	$(0.63)
Cumulative effect of accounting change	—	(0.03)

Net income (loss)	$0.28	$(0.66)

Weighted Average Shares Outstanding
Basic	72,463	78,437

Diluted	73,490	78,437

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of dollars)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$20,570	$(51,652)
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	54,940	52,233
Deferred income taxes	16,081	(38,751)
Cumulative effect of adoption of accounting change	—	2,182
Commodity derivative contracts	20,590	205,867
Noncash compensation	2,805	6,274
Other noncash items	(7)	(23)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	1,126	14,141
Income taxes payable	(94,272)	—
Accounts payable and other liabilities	(1,879)	(18,980)

Net cash provided by operating activities	19,954	171,291

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(144,901)	(139,489)
Derivative settlements	(23,528)	(17,300)
Other	(4,390)	(1,530)

Net cash used in investing activities	(172,819)	(158,319)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	336,775	385,200
Repayments	(572,275)	(370,200)
Proceeds from issuance of 7% Senior Notes	500,000	—
Cost incurred in connection with financing arrangements	(7,945)	—
Derivative settlements	—	(28,579)
Purchase of treasury stock	(32,292)	—
Other	1,879	214

Net cash provided by (used in) financing activities	226,142	(13,365)

Net decrease in cash and cash equivalents	73,277	(393)
Cash and cash equivalents, beginning of period	899	1,552

Cash and cash equivalents, end of period	$74,176	$1,159

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands of dollars)

	Three Months Ended March 31,
	2007	2006
Net Income (Loss)	$20,570	$(51,652)
Other Comprehensive Income (Loss)
Commodity hedging contracts
Reclassification adjustment for terminated contracts	—	36,539
Related tax benefit	—	(13,828)

	—	22,711

Comprehensive Income (Loss)	$20,570	$(28,941)

See notes to consolidated financial statements.

PLAINS EXPLORATION AND PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(share and dollar amounts in thousands)

			Additional Paid-in Capital	Retained Earnings (Deficit)
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance at December 31, 2006	79,172	792	964,472	463,864	(6,730)	(298,445)	1,130,683
Cumulative effect of accounting change (Note 4)	—	—	—	1,378	—	—	1,378
Net income	—	—	—	20,570	—	—	20,570
Restricted stock awards	300	3	9,540	—	—	—	9,543
Treasury stock transactions	—	—	—	—	(703)	(32,292)	(32,292)
Exercise of stock options and other	5	—	59	—	—	—	59

Balance at March 31, 2007	79,477	$795	$974,071	$485,812	(7,433)	$(330,737)	$1,129,941

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Organization and Significant Accounting Policies

The condensed consolidated financial statements of Plains Exploration & Production Company, a Delaware corporation, (“PXP”, “us”, “our”, or “we”) include the accounts of all its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year statements to conform to the current year presentation.

We are an independent energy company that is engaged in the “upstream” oil and gas business. The upstream business acquires, exploits, develops, explores for and produces oil and gas. Our upstream activities are all located in the United States.

These condensed consolidated financial statements and related notes present our consolidated financial position as of March 31, 2007 and December 31, 2006, the results of our operations, cash flows and comprehensive income for the three months ended March 31, 2007 and 2006 and the changes in stockholders’ equity for the three months ended March 31, 2007. All adjustments, consisting only of normal recurring adjustments, that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. The results of our operations for the three months ended March 31, 2007 are not necessarily indicative of the results of our operations to be expected for the full year.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Asset Retirement Obligations. The following table reflects the changes in our asset retirement obligation during the three months ended March 31, 2007 (in thousands):

Asset retirement obligation - December 31, 2006	$137,311
Settlements	(841)
Accretion expense	2,262
Asset retirement additions	528

Asset retirement obligation - March 31, 2007 (1)	$139,260

(1) $3.4 million included in current liabilities.

Earnings Per Share. For the three months ended March 31, 2007 and 2006 the weighted average shares outstanding for computing basic and diluted earnings per share (“EPS”) were (in thousands):

	Three Months Ended March 31,
	2007	2006
Common shares outstanding - basic	72,463	78,437
Unvested restricted stock, restricted stock units and stock options	1,027	—

Common shares outstanding - diluted	73,490	78,437

Unvested restricted stock, restricted stock units and stock options not included in computing EPS due to antidilutive effect	—	896

In computing earnings per share, no adjustments were made to reported net income.

Inventories. Oil inventories are carried at the lower of the cost to produce or market value and materials and supplies inventories are stated at the lower of cost or market with cost determined on an average cost method. Our inventories consist of (in thousands):

	March 31, 2007	December 31, 2006
Oil	$5,299	$4,954
Materials and supplies	9,287	7,440

	$14,586	$12,394

Stockholders’ Equity. Our Board of Directors has authorized the repurchase of up to $500 million of our common stock. The shares are repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. In the three months ended March 31, 2007 we repurchased 0.7 million common shares at a cost of $32 million. As of March 31, 2007 we had repurchased a total of 7.3 million common shares at a cost of $327 million.

Stock Based Compensation. We account for stock based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No.123R “Share-Based Payment” (“SFAS 123R”) that requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.

Stock based compensation expense for the three months ended March 31, 2007 was $7.3 million of which $5.6 million is included in general and administrative expense (“G&A”), $0.3 million is included in lease operating expense and $1.4 million is included in oil and natural gas properties. Stock based compensation expense for the three months ended March 31, 2006 was $9.1 million of which $7.7 million is included in G&A and $1.4 million is included in oil and natural gas properties.

During the three months ended March 31, 2007 0.7 million stock appreciation rights (“SARs”) were granted. At March 31, 2007 there were 2.8 million SARs outstanding with a weighted average exercise price of $27.20 and 1.5 million of such SARs were exercisable with a weighted exercise price of $13.35. During the three months ended March 31, 2007 1.0 million restricted stock units (“RSUs”) were granted. At March 31, 2007 5.2 million RSUs were outstanding, 3.9 million of which are classified as equity instruments and 1.3 million of which are classified as liability instruments.

Income Taxes. Effective January 1, 2007 we adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”). This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. See Note 4.

Recent Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

Note 2—Long-Term Debt

At March 31, 2007 and December 31, 2006 long-term debt consisted of (in thousands):

	March 31, 2007	December 31, 2006
Senior revolving credit facility	$—	$235,500
7% senior notes	500,000	—

	$500,000	$235,500

In March 2007 we issued $500 million of 7% Senior Notes due 2017 (the “7% Senior Notes”) at par. The net proceeds were used to repay borrowings under our senior revolving credit facility and for general corporate purposes. We may redeem all or part of the 7% Senior Notes on or after March 15, 2012 at specified redemption prices and prior to such date at a “make-whole” redemption price. In addition, prior to March 15, 2010 we may, at our option, redeem up to 35% of the 7% Senior Notes with the proceeds from certain equity offerings. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the 7% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase.

The 7% Senior Notes are our general unsecured, senior obligations. The 7% Senior Notes are jointly and severally guaranteed on a senior unsecured basis by certain of our existing domestic subsidiaries. In the future, the guarantees may be released or terminated under certain circumstances. The 7% Senior Notes rank senior in right of payment to all of our future subordinated indebtedness; pari passu in right of payment with any of our senior unsecured indebtedness that is not by its terms subordinated to the 7% Senior Notes; effectively junior to our existing and future secured indebtedness, including indebtedness under our revolving credit facility, to the extent of the value of our assets constituting collateral securing that indebtedness; and effectively subordinate to all existing and future indebtedness and other liabilities (other than indebtedness and liabilities owed to us) of our non-guarantor subsidiaries.

The indenture governing the 7% Senior Notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur additional debt; make certain investments or pay dividends or distributions on our capital stock or purchase or redeem or retire capital stock; sell assets, including capital stock of our restricted subsidiaries; restrict dividends or other payments by restricted subsidiaries; create liens that secure debt; enter into transactions with affiliates; and merge or consolidate with another company.

Subsequent Event

On April 23, 2007, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) under which the aggregate commitments of the lenders is $1.0 billion and can be increased to $1.15 billion if certain conditions are met. The Amended Credit Agreement provides for an initial borrowing base of $1.0 billion that will be redetermined on an annual basis, with PXP and the lenders each having the right to one annual interim unscheduled redetermination, and may be adjusted based on PXP’s oil and gas properties, reserves, other indebtedness and other relevant factors. The Amended Credit Agreement also contains a $150 million sub-limit on letters of credit. The Amended Credit Agreement matures on April 23, 2012. Collateral consists of 100% of the shares of stock of our material domestic subsidiaries and mortgages covering at least 75% of the total present value of our domestic oil and gas properties.

The Amended Credit Agreement contains negative covenants that limit our ability, as well as the ability of our restricted subsidiaries to, among other things, incur additional debt, pay dividends on stock, make distributions of cash or property, change the nature of our business or operations, redeem stock or redeem subordinated debt, make investments, create liens, enter into leases, sell assets, sell capital stock of subsidiaries, guarantee other indebtedness, enter into agreements that restrict dividends from subsidiaries, enter into certain types of swap agreements, enter into gas imbalance or take-or-pay arrangements, merge or consolidate and enter into transactions with affiliates. In addition, we are required to maintain a ratio of debt to EBITDAX (as defined) of no greater than 4.25 to 1.00.

In connection with the closing of the property acquisition discussed in Note 7, we have received a commitment from our lead bank, subject to certain conditions and contingencies, for up to $1.3 billion in availability under this credit facility.

Note 3—Derivative Instruments and Hedging Activities

General

We use various derivative instruments to manage our exposure to commodity price risk on sales of oil and gas production. All derivative instruments are recorded on the balance sheet at fair value. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value, both realized and unrealized, are recognized currently in our income statement as a gain or loss on mark-to-market derivative contracts. Cash flows are only impacted to the extent the actual settlements under the contracts result in making a payment to or receiving a payment from the counterparty. We do not currently use hedge accounting for our derivative instruments, because the derivatives do not qualify or we have elected not to use hedge accounting. If a derivative is designated as a cash flow hedge and qualifies for hedge accounting, any unrealized gain or loss is deferred in Accumulated Other Comprehensive Income (“OCI”), a component of Stockholders’ Equity, until the hedged oil and gas production is sold. Realized gains and losses on derivative instruments that are designated as a hedge and qualify for hedge accounting are generally included in oil and gas revenues in the period the hedged volumes are sold. Gains and losses deferred in OCI related to cash flow hedges for which hedge accounting has been discontinued remain in OCI until the related product has been delivered.

Under SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, in 2006 certain of our derivatives were deemed to contain a significant financing element because they included off-market terms and cash settlements with respect to such derivatives are required to be reflected as financing activities in the Statement of Cash Flows. Cash settlements with respect to derivatives that are qualified for hedge accounting and do not have a significant financing element are reflected as operating activities in the Statement of Cash Flows. Cash settlements with respect to derivatives that are not qualified for hedge accounting and do not have a significant financing element are reflected as investing activities in the Statement of Cash Flows.

At March 31, 2007 we had the following open commodity derivative positions, none of which were designated as hedging instruments:

Period	Instrument Type	Daily Volumes	Average Price	Index
Sales of Crude Oil Production
2007
April - Dec	Put options	50,000 Bbls	$55.00 Strike price	WTI
2008
Jan - Dec	Put options	42,000 Bbls	$55.00 Strike price	WTI

The average strike price for the put options does not reflect the cost to purchase such options. The only cash settlements we are required to make on these contracts are option premiums of $84 million for the last nine months of 2007 and $58 million for 2008, including interest.

Income Statement, Cash Payments and Other Comprehensive Income

During the three months ended March 31, 2007 and 2006 pre-tax losses recognized in our income statement for derivatives were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Loss on mark-to-market derivative contracts	$20,590	$169,328
Loss reclassified from OCI and recognized in:
Oil revenues	—	36,539

At December 31, 2006 there were no amounts in OCI. The 2006 amounts that were reclassified from OCI and recognized in oil revenues represent deferred losses attributable to 2006 swaps that were cancelled in 2005.

During the three months ended March 31, 2007 and 2006 cash (payments)/receipts for derivatives were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Mark-to-market contracts
Crude oil options	$(23,528)	$(44,393)
Natural gas call options	—	(2,817)
Contracts accounted for using hedge accounting
Natural gas purchases	—	1,331

Note 4—Income Taxes

Effective January 1, 2007 we adopted FIN 48. This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. At January 1, 2007 we recorded the cumulative effect of the change in accounting principle as a $1.4 million increase in the opening balance of retained earnings, a $0.8 million decrease in goodwill and a $2.2 million reduction in our existing reserves for uncertain tax positions. The adjustment to goodwill relates to tax positions taken with respect to Nuevo Energy Company (“Nuevo”) and 3TEC Energy Corporation in periods prior to our mergers in 2004 and 2003, respectively.

We file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. We are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 1996. The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for 2003 and 2004 that is anticipated to be completed by the end of 2007. In addition, the IRS has commenced an examination of Nuevo’s U.S. income tax returns for 2003 and 2004 that is anticipated to be completed by the end of 2007. As of March 31, 2007, the IRS had not proposed any significant adjustments that would result in a material change to our financial position.

We recognize interest and penalties related to unrecognized tax positions in income tax expense. At January 1, 2007 and March 31, 2007 we had approximately $18.4 million of unrecognized tax benefits, approximately $5.5 million of which would affect our effective tax rate if recognized. Included in such amounts are interest and penalties of an immaterial amount.

Note 5—Commitments and Contingencies

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

In connection with the sale of certain properties offshore California in December 2004 we retained the responsibility for certain abandonment costs, including removing, dismantling and disposing of the existing offshore platforms. The present value of such abandonment costs, $39 million ($78 million undiscounted), are included in our asset retirement obligation as reflected on our consolidated balance sheet. In addition, we agreed to guarantee the performance of the purchaser with respect to the remaining abandonment obligations related to the properties (approximately $46 million). To secure its abandonment obligations the purchaser of the properties is required to periodically deposit funds into an escrow account. At March 31, 2007 the escrow account had a balance of $6 million. The fair value of our guarantee, $0.3 million, is included in Other Long-Term Liabilities in the Consolidated Balance Sheet.

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

CMS sold its interest in the Congolese properties to a subsidiary of Perenco, S.A. (“Perenco”) in 2002. Both CMS and Perenco, have received from the IRS, in accordance with the U.S. consolidated return regulations, a closing agreement confirming that the transaction will not trigger recapture. In 2004 Nuevo sold its interest in the Congolese properties to Perenco. We and Perenco have finalized closing agreements with the IRS confirming that neither our merger with Nuevo, nor the sale of our interest in the Congolese properties to Perenco will trigger recapture. There is no remaining contingent liability relative to Nuevo’s former interest. At December 31, 2006 the estimated remaining contingent liability relative to CMS’ former interest is $19.5 million, for which we would be jointly liable. We believe the occurrence of a triggering event in the future is remote and we do not believe the agreements will have a material adverse affect upon us.

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

Note 6—Consolidating Financial Statements

We are the issuer of the 7% Senior Notes, which are jointly and severally guaranteed on a full and unconditional basis by certain of our existing domestic subsidiaries (referred to as “Guarantor Subsidiaries”). Certain of our subsidiaries do not guarantee the Senior Notes (referred to as “Non-Guarantor Subsidiaries”).

The following financial information presents consolidating financial statements, which include:

•	PXP (the “Issuer”);

•	the Guarantor Subsidiaries on a combined basis;

•	the Non-Guarantor Subsidiaries on a combined basis;

•	elimination entries necessary to consolidate the Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries; and

•	PXP on a consolidated basis.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

MARCH 31, 2007

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$74,175	$1	$—	$—	$74,176
Accounts receivable and other current assets	152,370	28,059	—	—	180,429

	226,545	28,060	—	—	254,605

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	2,206,409	522,951	—	—	2,729,360
Not subject to amortization	141,858	19,214	—	—	161,072
Other property and equipment	32,812	1,938	11,032	—	45,782

	2,381,079	544,103	11,032	—	2,936,214
Less allowance for depreciation, depletion and amortization	(417,221)	(390,967)	—	55,889	(752,299)

	1,963,858	153,136	11,032	55,889	2,183,915

Investment in and Advances to Subsidiaries	295,598	—	—	(295,598)	—

Other Assets	1,577	174,103	—	—	175,680

	$2,487,578	$355,299	$11,032	$(239,709)	$2,614,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$195,310	$48,899	$—	$—	$244,209
Commodity derivative contracts	90,736	—	—	—	90,736

	286,046	48,899	—	—	334,945

Long-Term Debt	500,000	—	—	—	500,000

Other Long-Term Liabilities	156,766	19,559	—	—	176,325

Payable to Parent	—	(154,944)	8,027	146,917	—

Deferred Income Taxes	414,825	34,724	—	23,440	472,989

Stockholders’ Equity	1,129,941	407,061	3,005	(410,066)	1,129,941

	$2,487,578	$355,299	$11,032	$(239,709)	$2,614,200

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

DECEMBER 31, 2006

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED MARCH 31, 2007

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$180,387	$25,131	$—	$—	$205,518
Gas sales	7,312	10,223	—	—	17,535
Other operating revenues	1,491	149	—	—	1,640

	189,190	35,503	—	—	224,693

Costs and Expenses
Production costs	71,795	13,437	—	—	85,232
General and administrative	20,193	2,304	—	—	22,497
Depreciation, depletion, amortization and accretion	28,699	82,130	—	(55,889)	54,940

	120,687	97,871	—	(55,889)	162,669

Income (Loss) from Operations	68,503	(62,368)	—	55,889	62,024
Other Income (Expense)
Equity in earnings of subsidiaries	(6,093)	—	—	6,093	—
Interest expense	(832)	(4,528)	—	—	(5,360)
Loss on mark-to-market derivative contracts	(20,590)	—	—	—	(20,590)
Interest and other income	577	—	—	—	577

Income (Loss) Before Income Taxes	41,565	(66,896)	—	61,982	36,651
Income tax benefit (expense)
Current	236	(236)	—	—	—
Deferred	(21,231)	28,590	—	(23,440)	(16,081)

Net Income (Loss)	$20,570	$(38,542)	$—	$38,542	$20,570

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED MARCH 31, 2006

(in thousands)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil and liquids	$184,155	$30,773	$—	$214,928
Natural gas	5,341	30,213	—	35,554
Other operating revenues	581	556	—	1,137

	190,077	61,542	—	251,619

Costs and Expenses
Production costs	51,900	19,225	—	71,125
General and administrative	22,603	369	—	22,972
Depreciation, depletion and amortization and accretion	16,066	36,167	—	52,233

	90,569	55,761	—	146,330

Income from Operations	99,508	5,781	—	105,289
Other Income (Expense)
Equity in earnings of subsidiaries	1,408	—	(1,408)	—
Interest expense	(12,990)	(2,804)	—	(15,794)
Loss on mark-to-market derivative contracts	(169,328)	—	—	(169,328)
Interest and other income	324	—	—	324

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(81,078)	2,977	(1,408)	(79,509)
Income tax benefit (expense)
Current	9,855	(18,567)	—	(8,712)
Deferred	21,753	16,998	—	38,751

Net Income (Loss) Before Cumulative Effect of Accounting Change	(49,470)	1,408	(1,408)	(49,470)
Cumulative effect of accounting change, net of tax benefit	(2,182)	—	—	(2,182)

Net Income (Loss)	$(51,652)	$1,408	$(1,408)	$(51,652)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2007

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$20,570	$(38,542)	$—	$38,542	$20,570
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	28,699	82,130	—	(55,889)	54,940
Equity in earnings of subsidiaries	6,093	—	—	(6,093)	—
Deferred income taxes	21,231	(28,590)	—	23,440	16,081
Commodity derivative contracts	20,590	—	—	—	20,590
Noncash compensation	2,805	—	—	—	2,805
Other noncash items	(7)	—	—	—	(7)
Change in assets and liabilities from operating activities	—	—	—	—	—
Accounts receivable and other assets	3,140	(2,014)	—	—	1,126
Accounts payable and other liabilities	(1,404)	(475)	—	—	(1,879)
Income tax payable	(94,272)	—	—	—	(94,272)

Net cash provided by operating activities	7,445	12,509	—	—	19,954

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(117,530)	(27,371)	—	—	(144,901)
Derivative settlements	(23,528)	—	—	—	(23,528)
Other	(1,576)	(373)	(2,441)	—	(4,390)

Net cash used in investing activities	(142,634)	(27,744)	(2,441)	—	(172,819)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	336,775	—	—	—	336,775
Repayments	(572,275)	—	—	—	(572,275)
Proceeds for issuance of debt	500,000	—	—	—	500,000
Cost incurred in connection with financing arrangements	(7,945)	—	—	—	(7,945)
Investment in and advances to affiliates	(17,674)	15,233	2,441	—	—
Purchase of treasury stock	(32,292)	—	—	—	(32,292)
Other	1,879	—	—	—	1,879

Net cash provided by (used in) financing activities	208,468	15,233	2,441	—	226,142

Net increase (decrease) in cash and cash equivalents	73,279	(2)	—	—	73,277
Cash and cash equivalents, beginning of period	896	3	—	—	899

Cash and cash equivalents, end of period	$74,175	$1	$—	$—	$74,176

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2006

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(51,652)	$1,408	$(1,408)	$(51,652)
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	16,066	36,167	—	52,233
Equity in earnings of subsidiaries	(1,408)	—	1,408	—
Deferred income taxes	(21,753)	(16,998)	—	(38,751)
Cumulative effect of accounting change	2,182	—	—	2,182
Commodity derivative contracts	193,314	12,553	—	205,867
Noncash compensation	6,274	—	—	6,274
Other noncash items	(23)	—	—	(23)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	3,473	10,668	—	14,141
Accounts payable and other liabilities	(16,473)	(2,507)	—	(18,980)

Net cash provided by operating activities	130,000	41,291	—	171,291

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to oil and gas properties	(77,465)	(62,024)	—	(139,489)
Derivative settlements	(17,300)	—	—	(17,300)
Other	(1,099)	(431)	—	(1,530)

Net cash used in investing activities	(95,864)	(62,455)	—	(158,319)

CASH FLOWS FROM FINANCING ACTIVITIES

Revolving credit facilities
Borrowings	385,200	—	—	385,200
Repayments	(370,200)	—	—	(370,200)
Derivative settlements	(28,579)	—	—	(28,579)
Investment in and advances to affiliates	(21,162)	21,162		—
Other	214	—	—	214
Net cash provided by (used in) financing activities	(34,527)	21,162	—	(13,365)

Net increase (decrease) in cash and cash equivalents	(391)	(2)	—	(393)
Cash and cash equivalents, beginning of period	1,548	4	—	1,552

Cash and cash equivalents, end of period	$1,157	$2	$—	$1,159

Note 7—Subsequent Event

On April 18, 2007 we entered into a definitive agreement to acquire from a private company all of its interests in oil and gas producing properties covering over 60,000 gross (55,000 net) acres in the Mesaverde geologic section of the Piceance Basin in Colorado plus the associated midstream assets, including a 25 percent interest in the Collbran Valley Gathering System. We will pay $900 million in cash and issue one million shares of common stock. Based on the average closing price of our common stock during the five business days commencing two business days before the transaction was announced, the transaction is valued at approximately $945 million. The transaction will be financed using our senior revolving credit facility. The transaction is expected to close in the second quarter of 2007 and will have an effective date of January 1, 2007.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in connection with the information contained in the consolidated financial statements and notes thereto included elsewhere in this report and our Form 10-K for the year ended December 31, 2006.

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

Assets in our principal focus areas include mature properties with long-lived reserves and significant development and exploitation opportunities as well as newer properties with development, exploitation and exploration potential. Our primary sources of liquidity are cash generated from our operations and our senior revolving credit facility. In March 2007 we issued $500 million of 7% Senior Notes due 2017 (the “7% Senior Notes”) and a portion of the net proceeds was used to repay the then outstanding balance on our senior revolving credit facility and short-term credit facility. At March 31, 2007 we had no amounts outstanding under our senior revolving credit facility and we had $74 million in cash and cash equivalents. In April 2007 we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) under which the aggregate commitments of the lenders is $1.0 billion and can be increased to $1.15 billion if certain conditions are met. See – “Financing Activities”. In connection with the closing of the property acquisition discussed below, we have received a commitment from our lead bank, subject to certain conditions and contingencies, for up to $1.3 billion in availability under this credit facility. Currently, we believe that we have sufficient liquidity through our cash from operations and borrowing capacity under the Amended Credit Agreement to meet our short-term and long-term normal recurring operating needs and anticipated capital expenditures. In addition, the majority of our capital expenditures are discretionary and could be curtailed if our cash flows declined from expected levels.

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties. We use derivative instruments to manage our commodity price risk. The level of derivative activity depends on our view of market conditions, available derivative prices and our operating strategy. For 2007 and 2008 our derivative position consists exclusively of purchased put option contracts with a strike price of $55.00 on 50,000 barrels per day for 2007 and 42,000 barrels per day for 2008. The only cash settlements we are required to make on these contracts are option premiums and interest, which are expected to total approximately $84 million in the last nine months of 2007 and $58 million in 2008. In return, to the extent the daily average NYMEX price for West Texas Intermediate crude oil is less than $55.00, we will receive the difference between $55.00 and the daily average NYMEX price for West Texas Intermediate crude oil. Since our remaining derivative position consists entirely of crude oil put options, there will continue to be volatility in derivative gains or losses on our income statement, however, our ultimate potential loss will be limited to the cost of the options. See Item 3 - Quantitative and Qualitative Disclosures About Market Risks.

Property Acquisition

On April 18, 2007 we entered into a definitive agreement to acquire from a private company all of its interests in oil and gas producing properties covering over 60,000 gross (55,000 net) acres in the Mesaverde geologic section of the Piceance Basin in Colorado plus the associated midstream assets, including a 25 percent interest in the Collbran Valley Gathering System. The properties, which include over 200 producing/productive wells and over 3,000 additional potential drilling locations, are currently producing approximately 6,000 barrels of oil equivalent per day of which nearly 97 percent is natural gas. We will pay $900 million in cash and issue one million shares of common stock. Based on the closing price of our common stock during the five business days commencing two business days before the transaction was announced the transaction is valued at approximately $945 million. The transaction will be financed using our Amended Credit Agreement. The transaction is expected to close in the second quarter of 2007 and will have an effective date of January 1, 2007.

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

Our oil and gas production expenses include salaries and benefits of personnel involved in production activities, steam gas costs, electricity costs, maintenance costs, production, ad valorem and severance taxes, and other costs necessary to operate our producing properties. Depletion of capitalized costs of producing oil and gas properties is provided using the units of production method based upon estimated proved reserves. For the purposes of computing depletion, estimated proved reserves are redetermined as of the end of each year and on an interim basis when deemed necessary.

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

In the first quarter of 2007 we reported net income of $20.6 million, or $0.28 per diluted share. In the first quarter of 2006, primarily as a result of a $169.3 million derivative mark-to-market loss, we reported a net loss of $51.7 million, or $0.66 per share. Our net loss in 2006 includes a non-cash, after-tax expense related to the adoption of SFAS 123R of $2.2 million, or $0.03 per share.

Results of Operations

On September 29, 2006 we closed the sale of non-strategic oil and gas properties located primarily in California and Texas to subsidiaries of Occidental Petroleum Corporation (“Occidental”). The properties included our interests in the Asphalto, Buena Vista and Mt. Poso fields in the San Joaquin Valley, the Sansinena field in the Los Angeles Basin, the Pakenham field in West Texas and various other minor properties. This transaction had an effective date of October 1, 2006. On a barrel of oil equivalent basis, these properties represented approximately 12% of our sales volumes for the first quarter of 2006.

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a BOE basis:

	Three Months Ended March 31,
	2007	2006
Sales Volumes
Oil and liquids sales (MBbls)	4,262	4,716
Gas (MMcf)
Production	3,055	5,825
Used in steam operations	579	1,356
Sales	2,476	4,469
MBOE
Production	4,771	5,687
Sales	4,674	5,461
Daily Average Volumes
Oil and liquids sales (Bbls)	47,350	52,404
Gas (Mcf)
Production	33,943	64,723
Used in steam operations	6,432	15,067
Sales	27,511	49,656
BOE
Production	53,008	63,191
Sales	51,936	60,680
Unit Economics (in dollars)
Average NYMEX Prices
Oil	$58.27	$63.51
Gas	6.78	8.94
Average Realized Sales Price Before
Derivative Transactions
Oil (per Bbl)	$48.22	$53.32
Gas (per Mcf)	7.08	7.95
Per BOE	47.72	52.56
Costs and Expenses per BOE Production costs
Lease operating expenses	$9.56	$7.72
Steam gas costs	5.64	2.34
Electricity	1.88	1.62
Production and ad valorem taxes	1.13	1.06
Gathering and transportation	0.04	0.29

The following table reflects cash (payments)/receipts made with respect to derivative contracts that settled during the periods presented (in thousands):

	Three Months Ended March 31,
	2007	2006
Mark-to-market contracts
Crude oil options	$(23,528)	$(44,393)
Natural gas call options	—	(2,817)
Contracts accounted for using hedge accounting
Natural gas purchases	—	1,331

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

Oil and gas revenues. Oil and gas revenues decreased $27.4 million, to $223.1 million for 2007 from $250.5 million for 2006 primarily due to the property sale and a decrease in realized prices of $4.84 per BOE, partially offset by the absence of an oil revenue hedging loss in 2007. Excluding the properties sold from 2006 revenues, oil and gas revenues increased $4.5 million, to $223.1 million for 2007 from $218.6 million for 2006 primarily due to the absence of an oil revenue hedging loss in 2007 partially offset by a decrease in price of $5.51 per BOE in 2007.

Oil revenues excluding the effects of hedging, decreased $46.0 million to $205.5 million for 2007 from $251.5 million for 2006 reflecting lower realized prices ($24.1 million) and lower sales volumes ($21.9 million). Our average realized price for oil decreased $5.10 to $48.22 per Bbl for 2007 from $53.32 per Bbl for 2006. The decrease is primarily attributable to lower NYMEX oil price, which averaged $58.27 per Bbl in 2007 versus $63.51 per Bbl in 2006. Oil sales volumes decreased 5.0 MBbls per day to 47.4 MBbls per day in 2007 from 52.4 MBbls per day in 2006, primarily reflecting the properties sold which had sales of 4.3 MBbls per day in the first quarter of 2006. Hedging had the effect of decreasing our oil revenues by $36.5 million, or $7.75 per Bbl in 2006.

Gas revenues decreased $18.0 million to $17.5 million in 2007 from $35.5 million in 2006 due to decreased sales volumes ($14.1 million) and a decrease in realized prices ($3.9 million). Our average realized price for gas was $7.08 per Mcf in 2007 compared to $7.95 per Mcf in 2006. Gas sales volumes decreased from 49.7 MMcf per day in 2006 to 27.5 MMcf per day in 2007, primarily reflecting the properties sold which had sales of 18.2 MMcf per day in the first quarter of 2006.

Lease operating expenses. Lease operating expenses increased $2.5 million, to $44.7 million in 2007 from $42.2 million in 2006. Excluding the properties sold from 2006 costs, lease operating expenses increased $8.9 million, to $44.7 million in 2007 from $35.8 million in 2006. The increase is primarily attributable to higher expenditures for well workovers and repairs and maintenance, increased labor costs and general cost increases from service providers. Excluding the properties sold, on a per unit basis lease operating expenses increased to $9.56 per BOE in 2007 versus $7.47 per BOE in 2006.

Steam gas costs. Steam gas costs increased $13.6 million, to $26.4 million in 2007 from $12.8 million in 2006, primarily reflecting higher steam volumes and higher cost of gas used in steam generation. In 2007 we burned approximately 4.2 Bcf of natural gas at a cost of approximately $6.34 per Mcf compared to 3.2 Bcf at a cost of approximately $4.05 per Mcf in 2006. The higher cost per Mcf in 2007 principally reflects the fact that all the gas burned in 2007 was purchased while in 2006 almost half of the gas burned was produced from the Company’s properties and costs for these volumes consisted only of transportation costs.

Electricity. Electricity decreased $0.1 million, to $8.7 million in 2007 from $8.8 million in 2006. Excluding the properties sold from 2006 costs, electricity increased $0.6 million, to $8.7 million in 2007 from $8.1 million in 2006, primarily reflecting higher usage. Excluding the properties sold, on a per unit basis electricity increased to $1.88 per BOE in 2007 versus $1.70 per BOE in 2006.

Production and ad valorem taxes. Production and ad valorem taxes decreased $0.5 million, to $5.3 million in 2007 from $5.8 million in 2006. Excluding the properties sold from 2006 costs, production and ad valorem taxes increased $1.3 million, to $5.3 million in 2007 from $4.0 million in 2006 primarily reflecting higher ad valorem taxes due to higher property tax basis as a result of increased oil prices.

General and administrative expense. G&A expense decreased $0.5 million, to $22.5 million in 2007 from $23.0 million in 2006. The net decrease is due to lower stock based compensation expense ($2.1 million) as a result of a decrease in the fair value of our SARs partially offset by increases in other G&A expenses ($1.6 million) primarily due to increased employee and aircraft costs.

G&A expense does not include amounts capitalized as part of our acquisition, exploration and development activities. We capitalized $8.0 million and $7.9 million of G&A expense in 2007 and 2006, respectively.

Depreciation, depletion and amortization, or DD&A. DD&A expense increased $2.9 million, to $52.7 million in 2007 from $49.8 million in 2006. The increase was attributable to our oil and gas DD&A, primarily due to a higher per unit rate. Our oil and gas unit of production rate increased to $10.67 per BOE in 2007 compared to $8.45 per BOE in 2006. The increase primarily reflects the effect of increased future development costs, higher cost reserve additions and exploration costs.

Accretion expense. Accretion expense decreased $0.2 million, to $2.3 million in 2007 from $2.5 million in 2006. Accretion expense for 2006 included $0.4 million attributable to the properties sold to Occidental. Excluding such expense the $0.2 million increase primarily reflects higher estimated future costs of our abandonment obligations.

Interest expense. Interest expense decreased $10.4 million, to $5.4 million in 2007 from $15.8 million in 2006 due to lower outstanding debt. Interest expense for 2006 included $8.6 million attributable to certain senior notes that were retired in the fourth quarter of 2006. In addition, 2006 expense included $4.2 million attributable to our revolving credit facility compared to $3.2 million in 2007. Interest expense does not include interest capitalized on oil and gas properties not subject to amortization. We capitalized $2.1 million and $1.4 million of interest in 2007 and 2006, respectively.

Gain (loss) on mark-to-market derivative contracts. We do not currently use hedge accounting for our derivative instruments, because the derivatives do not qualify or we have elected not to use hedge accounting. Consequently, these derivative contracts are marked-to-market each quarter with fair value gains and losses, both realized and unrealized, recognized currently as a gain or loss on mark-to-market derivative contracts on the income statement. Cash flow is only impacted to the extent the actual settlements under the contracts result in making or receiving a payment from the counterparty.

In 2007 we recognized a $20.6 million loss related to mark-to-market derivative contracts and cash payments related to contracts that settled totaled $23.5 million. In 2006 we recognized a $169.3 million loss related to mark-to-market derivative contracts and cash payments related to contracts that settled totaled $45.9 million.

Income taxes. During interim periods income tax expense is generally based on the estimated effective income tax rate that is expected for the entire year. At March 31, 2007 our estimated 2007 annual effective tax rate was approximately 44%. At March 31, 2006 our estimated 2006 annual effective tax rate was approximately 38%. Variances in our estimated annual effective tax rate from the 35% federal statutory rate primarily result from the effect of state income taxes and estimated permanent differences primarily reflecting expenses that are not deductible because of IRS limitations.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our senior revolving credit facility. In April 2007 we entered into the Amended and Restated Credit Agreement under which the aggregate commitments of the lenders is $1.0 billion and can be increased to $1.15 billion if certain conditions are met (see – “Financing Activities”). We have made and will continue to make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas. As discussed in “Company Overview – Property Acquisition” we have recently committed to expend $900 million in cash for the purchase of oil and gas producing properties. In connection with the closing of this transaction, we have received a commitment from our lead bank, subject to certain conditions and contingencies, for up to $1.3 billion in availability under our senior revolving credit facility. In addition, upon closing this transaction we will have a capital budget for 2007, excluding acquisitions, of approximately $750 million. Currently, we believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our Amended Credit Agreement to meet our short-term and long-term normal recurring operating needs and anticipated capital expenditures.

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

Working Capital

At March 31, 2007 we had a working capital deficit of approximately $80 million. Our working capital deficit is affected by fluctuations in the fair value of our commodity derivative instruments and SARs. At March 31, 2007, we had net short-term liabilities of $62 million and $32 million for derivatives and SARs, respectively. Excluding such items our working capital surplus was approximately $14 million. We generally have a working capital deficit because we use excess cash to pay down borrowings under our senior revolving credit facility.

Financing Activities

7% Senior Notes. In March 2007 we issued the $500 million of 7% Senior Notes at par. We may redeem all or part of the 7% Senior Notes on or after March 15, 2012 at specified redemption prices and prior to such date at a “make-whole” redemption price. In addition, prior to March 15, 2010 we may, at our option, redeem up to 35% of the 7% Senior Notes with the proceeds from certain equity offerings. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the 7% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase.

The 7% Senior Notes are our general unsecured, senior obligations. The 7% Senior Notes are jointly and severally guaranteed on a senior unsecured basis by certain of our existing domestic subsidiaries. In the future, the guarantees may be released or terminated under certain circumstances. The 7% Senior Notes rank senior in right of payment to all of our future subordinated indebtedness; pari passu in right of payment with any of our senior unsecured indebtedness that is not by its terms subordinated to the 7% Senior Notes; effectively junior to our existing and future secured indebtedness, including indebtedness under our revolving credit facility, to the extent of the value of our assets constituting collateral securing that indebtedness; and effectively subordinate to all existing and future indebtedness and other liabilities (other than indebtedness and liabilities owed to us) of our non-guarantor subsidiaries.

The indenture governing the 7% Senior Notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur additional debt; make certain investments or pay dividends or distributions on our capital stock or purchase or redeem or retire capital stock; sell assets, including capital stock of our restricted subsidiaries; restrict dividends or other payments by restricted subsidiaries; create liens that secure debt; enter into transactions with affiliates; and merge or consolidate with another company.

Amended Credit Agreement. On April 23, 2007, we entered into the Amended Credit Agreement under which the aggregate commitments of the lenders is $1.0 billion and can be increased to $1.15 billion if certain conditions are met. The Amended Credit Agreement provides for an initial borrowing base of $1.0 billion that will be redetermined on an annual basis, with PXP and the lenders each having the right to one annual interim unscheduled redetermination, and may be adjusted based on PXP’s oil and gas properties, reserves, other indebtedness and other relevant factors. The Amended Credit Agreement also contains a $150 million sub-limit on letters of credit. The Amended Credit Agreement matures on April 23, 2012. Collateral consists of 100% of the shares of stock of our material domestic subsidiaries and mortgages covering at least 75% of the total present value of our domestic oil and gas properties.

The Amended Credit Agreement contains negative covenants that limit our ability, as well as the ability of our restricted subsidiaries to, among other things, incur additional debt, pay dividends on stock, make distributions of cash or property, change the nature of our business or operations, redeem stock or redeem subordinated debt, make investments, create liens, enter into leases, sell assets, sell capital stock of subsidiaries, guarantee other indebtedness, enter into agreements that restrict dividends from subsidiaries, enter into certain types of swap agreements, enter into gas imbalance or take-or-pay arrangements, merge or consolidate and enter into transactions with affiliates. In addition, we are required to maintain a ratio of debt to EBITDAX (as defined) of no greater than 4.25 to 1.00.

Short-term Credit Facility. We have an uncommitted short-term unsecured credit facility under the terms of which we may make borrowings from time to time until May 1, 2008, not to exceed at any time the maximum principal amount of $50.0 million. No advance under the short-term facility may have a term exceeding fourteen days and all amounts outstanding are due and payable no later than May 1, 2008. Each advance under the short-term facility shall bear interest at a rate per annum mutually agreed on by the bank and the Company. No amounts were outstanding under the short-term credit facility at April 30, 2007.

Cash Flows

	Three Months
	Ended March 31,
	2007	2006
	(in millions)
Cash provided by (used in):
Operating activities	$20.0	$171.3
Investing activities	(172.8)	(158.3)
Financing activities	226.1	(13.4)

Net cash provided by operating activities was $20.0 million in 2007 compared to $171.3 million in 2006. The decrease in net cash provided by operating activities in 2007 primarily reflects the payment of approximately $94 million of income taxes, primarily related to the 2006 property sales, and lower operating income primarily related to the 2006 property sales and lower commodity prices. As discussed below, certain of our derivative cash payments are classified as financing or investing activities.

Net cash used in investing activities was $172.8 million in 2007 primarily reflecting additions to oil and gas properties of $144.9 million and derivative settlements of $23.5 million. Net cash used in investing activities was $158.3 million in

2006 primarily reflecting additions to oil and gas properties of $139.5 million and derivative settlements of $17.3 million. Derivative settlements related to derivatives that have not been qualified for hedge accounting and do not contain a significant financing element are reflected as investing activities.

Net cash provided by financing activities of $226.1 million in 2007 primarily reflects the $492.1 million net proceeds from the sale of the 7% Senior Notes partially offset by $235.5 million in net reduction in borrowings under our senior revolving credit facility and the purchase of $32.3 million of treasury stock. Net cash used in financing activities in 2006 was $13.4 million, primarily reflecting $15.0 million in net borrowings under our senior revolving credit facility and the payment of $28.6 million in financing derivative settlements. In 2006 certain of our derivatives were deemed to contain a significant financing element and cash settlements with respect to such derivatives are required to be reflected as financing activities.

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $500 million of our common stock. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. We expect that the funds for these purchases will come primarily from cash flow in excess of capital investments. As of April 30, 2007 we had made purchases totaling $342 million under this program.

Critical Accounting Policies and Factors that May Affect Future Results

Based on the accounting policies that we have in place, certain factors may impact our future financial results. Critical accounting policies related to commodity pricing and risk management activities, write-downs under full cost ceiling test rules, oil and gas reserves, future development and abandonment costs, DD&A, stock based compensation and goodwill are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking information regarding Plains Exploration & Production Company that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “will”, “would”, “should”, “plans”, “likely”, “expects”, “anticipates”, “intends”, “believes”, “estimates”, “thinks”, “may”, and similar expressions, are forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, there are risks, uncertainties and other factors that could cause actual results to be materially different from those in the forward-looking statements. These factors include, among other things:

•	completion of the proposed acquisition;

•	uncertainties inherent in the development and production of oil and gas and in estimating reserves;

•	unexpected future capital expenditures (including the amount and nature thereof);

•	impact of oil and gas price fluctuations, including the impact on our reserve volumes and values and our earnings as a result of our derivative positions;

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

All forward-looking statements in this report are made as of the date hereof, and you should not place undue reliance on these statements without also considering the risks and uncertainties associated with these statements and our business that are discussed in this report and our other filings with the SEC. Moreover, although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except for any obligation to disclose material information under the Federal securities laws, we do not intend to update these forward-looking statements and information. See Item 1A – “Risk Factors” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2006 for additional discussions of risks and uncertainties.

Item 3 – Quantitative and Qualitative Disclosures About Market Risks

Commodity Price Risk

Our primary market risk is oil and gas commodity prices. Historically the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. We use various derivative instruments to manage our exposure to commodity price risk on sales of oil and gas. All derivative instruments are recorded on the balance sheet at fair value. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value, both realized and unrealized, are recognized currently in our income statement as a gain or loss on mark-to-market derivative contracts. Cash flows are only impacted to the extent the actual settlements under the contracts result in making a payment to or receiving a payment from the counterparty. We do not currently use hedge accounting for our derivative instruments, because the derivatives do not qualify or we have elected not to use hedge accounting. If a derivative is designated as a cash flow hedge and qualifies for hedge accounting, any unrealized gain or loss is deferred in OCI, a component of Stockholders’ Equity, until the hedged oil and gas production is sold. Realized gains and losses on derivative instruments that are designated as a hedge and qualify for hedge accounting are generally included in oil and gas revenues in the period the hedged volumes are sold. Gains and losses deferred in OCI related to cash flow hedges for which hedge accounting has been discontinued remain in OCI until the related product has been delivered.

See Note 3 to the Consolidated Financial Statements – “Derivative Instruments and Hedging Activities” for a discussion of our derivative activities.

At March 31, 2007 we had the following open commodity derivative positions, none of which were designated as hedging instruments:

Period	Instrument Type	Daily Volumes	Average Price	Index
Sales of Crude Oil Production
2007
April - Dec	Put options	50,000 Bbls	$55.00 Strike price	WTI
2008
Jan - Dec	Put options	42,000 Bbls	$55.00 Strike price	WTI

The only cash settlements we are required to make on these put contracts are option premiums and interest, which are expected to total approximately $84 million in the last nine months of 2007 and $58 million in 2008. Such amounts are not included in the fair value of derivatives not designated as hedging instruments in the following table.

The fair value of outstanding crude oil commodity derivative instruments at March 31, 2007 and the change in fair value that would be expected from a 10% price increase/decrease is shown below (in millions):

	Fair Value	Effect of 10%
		Price Increase	Price Decrease
Derivatives not designated as hedging instruments	$35.7	$(17.8)	$35.5

The fair value of the commodity derivative contracts are estimated based on quoted prices from independent reporting services compared to the contract price of the agreement, and approximate the gain or loss that would have been realized if the contracts had been closed out at period end. All positions offset physical positions exposed to the cash market. None of these offsetting physical positions are included in the above table. Price risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.

The five financial institutions that are contract counterparties for our derivative commodity contracts all have Standard & Poor’s ratings of A or better and all such financial institutions are participating lenders in our revolving credit facility. At March 31, 2007 we were in a net liability position with all such counterparties. Our management intends to continue to maintain derivative arrangements for a portion of our production. These contracts may expose us to the risk of financial loss in certain circumstances.

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of March 31, 2007 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, our internal control over financial reporting can provide only reasonable assurance with respect to our financial reporting and financial statement preparation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $500 million of PXP common stock. The shares are repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. The following is a summary of all repurchases by the Company of its common stock during the three-month period ended March 31, 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2007	7,700	$47.48	6,649,100	$205,452,000
March 1 to March 31, 2007	695,000	$45.91	7,344,100	$173,547,000

ITEM 6 – Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 8, 2007, by and among Plains Exploration & Production Company, the guarantors parties thereto, J.P. Morgan Securities Inc., Lehman Brothers Inc. and the underwriters parties thereto (incorporated by reference to Exhibit 1.1 to the March 13, 2007 Form 8-K (the “March 13, 2007 Form 8-K”)).

4.1	Indenture, dated as of March 13, 2007, between Plains Exploration & Production Company and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the March 13, 2007 Form 8-K).

4.2	First Supplemental Indenture, dated March 13, 2007, to Indenture, dated as of March 13, 2007, among PXP, the subsidiary guarantors parties thereto and Wells Fargo Bank, N.A., as trustee (including form of 7% Senior Notes due 2017) (incorporated by reference to Exhibit 4.2 to the March 13, 2007 Form 8-K).

10.1*	Third Amendment to the Plains Exploration & Production Company 2002 Stock Incentive Plan.

31.1*	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Items 1, 1A, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY

Date: May 3, 2007	By:	/s/ Winston M. Talbert
Winston M. Talbert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 8, 2007, by and among Plains Exploration & Production Company, the guarantors parties thereto, J.P. Morgan Securities Inc., Lehman Brothers Inc. and the underwriters parties thereto (incorporated by reference to Exhibit 1.1 to the March 13, 2007 Form 8-K (the “March 13, 2007 Form 8-K”)).

4.1	Indenture, dated as of March 13, 2007, between Plains Exploration & Production Company and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the March 13, 2007 Form 8-K).

4.2	First Supplemental Indenture, dated March 13, 2007, to Indenture, dated as of March 13, 2007, among PXP, the subsidiary guarantors parties thereto and Wells Fargo Bank, N.A., as trustee (including form of 7% Senior Notes due 2017) (incorporated by reference to Exhibit 4.2 to the March 13, 2007 Form 8-K).

10.1*	Third Amendment to the Plains Exploration & Production Company 2002 Stock Incentive Plan.

31.1*	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith