Form 10-Q
period 2007-06-30
PLAINS EXPLORATION & PRODUCTION CO
filed 2007-08-07
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

72.8 million shares of Common Stock, $0.01 par value, issued and outstanding at July 31, 2007.

PLAINS EXPLORATION & PRODUCTION COMPANY

(i)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$10,793	$899
Accounts receivable	126,837	113,193
Inventories	13,357	12,394
Deferred income taxes	44,663	51,084
Other current assets	3,848	7,226

	199,498	184,796

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	3,342,246	2,624,277
Not subject to amortization	697,042	142,096
Other property and equipment	75,661	41,392

	4,114,949	2,807,765
Less allowance for depreciation, depletion and amortization	(809,880)	(700,241)

	3,305,069	2,107,524

Goodwill	153,093	158,515

Other Assets	73,065	12,393

	$3,730,725	$2,463,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$178,906	$131,639
Commodity derivative contracts	83,611	95,162
Royalties and revenues payable	39,266	38,159
Stock appreciation rights	53,157	57,429
Interest payable	14,277	1,143
Income taxes payable	—	94,272
Other current liabilities	31,366	42,388

	400,583	460,192

Long-Term Debt
Revolving credit facility	375,000	235,500
7% Senior Notes	500,000	—
7 3/4% Senior Notes	600,000	—

	1,475,000	235,500

Other Long-Term Liabilities
Asset retirement obligation	140,971	133,420
Commodity derivative contracts	16,105	18,114
Other	11,705	19,040

	168,781	170,574

Deferred Income Taxes	482,752	466,279

Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common stock	805	792
Additional paid-in capital	1,037,604	964,472
Retained earnings	511,130	463,864
Treasury stock, at cost	(345,930)	(298,445)

	1,203,609	1,130,683

	$3,730,725	$2,463,228

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Oil sales	$231,583	$286,617	$437,101	$538,084
Oil hedging	—	(36,548)	—	(73,087)
Gas sales	23,210	27,601	40,745	63,155
Other operating revenues	754	716	2,394	1,853

	255,547	278,386	480,240	530,005

Costs and Expenses
Production costs
Lease operating expenses	50,112	44,738	94,775	86,903
Steam gas costs	27,924	12,844	54,281	25,620
Electricity	9,500	9,954	18,267	18,786
Production and ad valorem taxes	5,042	7,036	10,301	12,804
Gathering and transportation expenses	1,220	2,072	1,406	3,656
General and administrative	29,913	38,065	52,410	61,037
Depreciation, depletion and amortization	58,523	50,917	111,201	100,684
Accretion	2,273	2,476	4,535	4,942

	184,507	168,102	347,176	314,432

Income from Operations	71,040	110,284	133,064	215,573
Other Income (Expense)
Interest expense	(11,698)	(19,210)	(17,058)	(35,004)
Loss on mark-to-market derivative contracts	(15,837)	(142,914)	(36,427)	(312,242)
Gain on termination of merger agreement	—	37,902	—	37,902
Other	747	1,296	1,324	1,620

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	44,252	(12,642)	80,903	(92,151)
Income tax (expense) benefit
Current	—	(45)	—	(8,757)
Deferred	(18,934)	5,560	(35,015)	44,311

Income (Loss) Before Cumulative Effect of Accounting Change	25,318	(7,127)	45,888	(56,597)
Cumulative effect of accounting change, net of tax benefit	—	—	—	(2,182)

Net Income (Loss)	$25,318	$(7,127)	$45,888	$(58,779)

Earnings (Loss) Per Share
Basic
Income (loss) before cumulative effect of accounting change	$0.35	$(0.09)	$0.63	$(0.72)
Cumulative effect of accounting change	—	—	—	(0.03)

Net income (loss)	$0.35	$(0.09)	$0.63	$(0.75)

Diluted
Income (loss) before cumulative effect of accounting change	$0.35	$(0.09)	$0.63	$(0.72)
Cumulative effect of accounting change	—	—	—	(0.03)

Net income (loss)	$0.35	$(0.09)	$0.63	$(0.75)

Weighted Average Shares Outstanding
Basic	72,171	78,694	72,316	78,567

Diluted	73,275	78,694	73,382	78,567

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of dollars)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$45,888	$(58,779)
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	115,736	105,626
Deferred income taxes	35,015	(44,311)
Cumulative effect of adoption of accounting change	—	2,182
Commodity derivative contracts	36,427	385,329
Noncash compensation	15,190	23,418
Other noncash items	(31)	(48)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(7,548)	6,124
Income taxes payable	(94,272)	—
Accounts payable and other liabilities	(5,155)	(13,778)

Net cash provided by operating activities	141,250	405,763

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(258,182)	(289,425)
Acquistion of Piceance Basin properties	(973,875)	—
Derivative settlements	(49,143)	(42,731)
Other	(27,595)	(4,535)

Net cash used in investing activities	(1,308,795)	(336,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	1,456,250	728,900
Repayments	(1,316,750)	(769,900)
Proceeds from 7% Senior Notes	500,000	—
Proceeds from 7 3/4% Senior Notes	600,000	—
Cost incurred in connection with financing arrangements	(17,917)	—
Derivative settlements	—	(28,579)
Purchase of treasury stock	(47,485)	—
Other	3,341	358

Net cash provided by (used in) financing activities	1,177,439	(69,221)

Net increase (decrease) in cash and cash equivalents	9,894	(149)
Cash and cash equivalents, beginning of period	899	1,552

Cash and cash equivalents, end of period	$10,793	$1,403

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Income (Loss)	$25,318	$(7,127)	$45,888	$(58,779)
Other Comprehensive Income (Loss)
Commodity hedging contracts
Reclassification adjustment for terminated contracts	—	36,548	—	73,087
Related income taxes	—	(14,267)	—	(28,095)

	—	22,281	—	44,992

Comprehensive Income (Loss)	$25,318	$15,154	$45,888	$(13,787)

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(share and dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2006	79,172	$792	$964,472	$463,864	(6,730)	$(298,445)	$1,130,683
Cumulative effect of accounting change (Note 5)	—	—	—	1,378	—	—	1,378
Net income	—	—	—	45,888	—	—	45,888
Issuance of common stock	1,000	10	44,530	—	—	—	44,540
Restricted stock awards	344	3	28,541	—	—	—	28,544
Treasury stock transactions	—	—	—	—	(1,026)	(47,485)	(47,485)
Exercise of stock options and other	6	—	61	—	—	—	61

Balance, June 30, 2007	80,522	$805	$1,037,604	$511,130	(7,756)	$(345,930)	$1,203,609

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

These condensed consolidated financial statements and related notes present our consolidated financial position as of June 30, 2007 and December 31, 2006, the results of our operations and comprehensive income for the three months and six months ended June 30, 2007 and 2006 and our cash flows for the six months ended June 30, 2007 and 2006 and the changes in stockholders’ equity for the six months ended June 30, 2007. All adjustments, consisting only of normal recurring adjustments, that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. The results of our operations for the six months ended June 30, 2007 are not necessarily indicative of the results of our operations to be expected for the full year.

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

Asset Retirement Obligations. The following table reflects the changes in our asset retirement obligation during the six months ended June 30, 2007 (in thousands):

Asset retirement obligation - December 31, 2006	$137,311
Settlements	(1,782)
Accretion expense	4,535
Acquisitions	2,591
Asset retirement additions	974

Asset retirement obligation - June 30, 2007	$143,629	(1)

(1) $2.7 million included in current liabilities.

Earnings Per Share. For the three months and six months ended June 30, 2007 and 2006 the weighted average shares outstanding for computing basic and diluted earnings per share (“EPS”) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Common shares outstanding - basic	72,171	78,694	72,316	78,567
Unvested restricted stock, restricted stock units and stock options	1,104	—	1,066	—

Common shares outstanding - diluted	73,275	78,694	73,382	78,567

Unvested restricted stock, restricted stock units and stock options not included in computing EPS due to antidilutive effect	—	730	—	812

In computing earnings per share, no adjustments were made to reported net income.

Inventories. Oil inventories are carried at the lower of the cost to produce or market value and materials and supplies inventories are stated at the lower of cost or market with cost determined on an average cost method. Our inventories consist of (in thousands):

	June 30, 2007	December 31, 2006
Oil	$4,674	$4,954
Materials and supplies	8,683	7,440

	$13,357	$12,394

Stockholders’ Equity. Our Board of Directors has authorized the repurchase of up to $500 million of our common stock. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. In the six months ended June 30, 2007 we repurchased approximately 1.0 million common shares at a cost of approximately $47 million. Since the inception of the repurchase program we have repurchased a total of approximately 7.7 million common shares at a cost of approximately $342 million and we may expend an additional $158 million under the program.

Stock Based Compensation. We account for stock based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No.123R “Share-Based Payment” (“SFAS 123R”) that requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.

Stock based compensation expense for the three months ended June 30, 2007 was $18.9 million of which $14.3 million is included in general and administrative expense (“G&A”), $1.4 million is included in lease operating expense and $3.2 million is included in oil and natural gas properties. Stock based compensation expense for the three months ended June 30, 2006 was $22.6 million of which $21.3 million is included in G&A and $1.3 million is included in oil and natural gas properties. For the six months ended June 30, 2007, stock based compensation expense was $26.2 million of which $20.0 million is included in G&A, $1.6 million is included in lease operating expense and $4.6 million is included in oil and natural gas properties, and for the same period ended June 30, 2006, stock based compensation expense was $31.7 million of which $29.0 million is included in G&A and $2.7 million is included in oil and natural gas properties.

Certain of our restricted stock units (“RSUs”) were classified as liability awards at December 31, 2006 because we did not have sufficient shares available for issuance under the 2004 Stock Incentive Plan. On May 3, 2007, we received stockholder approval for an amendment to the 2004 Stock Incentive Plan, which increased the available shares. As a result, these RSUs were revalued to their fair value on that date and are now classified as equity awards (as defined in SFAS 123R) in our Consolidated Balance Sheet. These RSUs will no longer be revalued each period.

During the six months ended June 30, 2007, 0.7 million stock appreciation rights (“SARs”) were granted. At June 30, 2007 there were 2.7 million SARs outstanding with a weighted average exercise price of $27.74 and 1.4 million of such SARs were exercisable with a weighted average exercise price of $13.11. During the six months ended June 30, 2007 1.0 million RSUs were granted. At June 30, 2007 5.3 million RSUs were outstanding, all of which are classified as equity instruments.

Income Taxes. Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”). This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. See Note 5.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, which is effective for fiscal years beginning after

November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

Note 2—Long-Term Debt

At June 30, 2007 and December 31, 2006, long-term debt consisted of (in thousands):

	June 30, 2007	December 31, 2006
Senior revolving credit facility	$375,000	$235,500
7% senior notes	500,000	—
7 3/4% senior notes	600,000	—

	$1,475,000	$235,500

In June 2007, we issued $600 million of 7 3/4% Senior Notes due 2015 (the “7 3/4% Senior Notes”) at par. The net proceeds were used to repay borrowings under our senior revolving credit facility. We may redeem all or part of the 7 3 /4% Senior Notes on or after June 15, 2011 at specified redemption prices and prior to such date at a “make-whole” redemption price. In addition, prior to June 15, 2010 we may, at our option, redeem up to 35% of the 7 3/4% Senior Notes with the proceeds from certain equity offerings. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the 7 3/4% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase.

In March 2007, we issued $500 million of 7% Senior Notes due 2017 (the “7% Senior Notes”) at par. The net proceeds were used to repay borrowings under our senior revolving credit facility and for general corporate purposes. We may redeem all or part of the 7% Senior Notes on or after March 15, 2012 at specified redemption prices and prior to such date at a “make-whole” redemption price. In addition, prior to March 15, 2010 we may, at our option, redeem up to 35% of the 7% Senior Notes with the proceeds from certain equity offerings. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the 7% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase.

The 7% Senior Notes and 7 3/4 % Senior Notes are our general unsecured, senior obligations. The 7% Senior Notes and 7 3/4% Senior Notes are jointly and severally guaranteed on a senior unsecured basis by certain of our existing domestic subsidiaries. In the future, the guarantees may be released or terminated under certain circumstances. The 7% Senior Notes and 7 3/4% Senior Notes rank senior in right of payment to all of our existing and future subordinated indebtedness; pari passu in right of payment with any of our existing and future unsecured indebtedness that is not by its terms subordinated to the 7% Senior Notes and 7 3/4% Senior Notes; effectively junior to our existing and future secured indebtedness, including indebtedness under our senior revolving credit facility, to the extent of our assets constituting collateral securing that indebtedness; and effectively subordinate to all existing and future indebtedness and other liabilities (other than indebtedness and liabilities owed to us) of our non-guarantor subsidiaries.

The indentures governing the 7% Senior Notes and 7 3/4% Senior Notes contain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur additional debt; make certain investments or pay dividends or distributions on our capital stock or purchase or redeem or retire capital stock; sell assets, including capital stock of our restricted subsidiaries; restrict dividends or other payments by restricted subsidiaries; create liens that secure debt; enter into transactions with affiliates; and merge or consolidate with another company.

On May 31, 2007, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) under which the aggregate commitments of the lenders is $1.3 billion and can be increased to $1.55 billion if certain conditions are met. The Amended Credit Agreement provides for an initial borrowing base of $1.3 billion and a conforming borrowing base of $1.15 billion, each of which will be redetermined on an annual basis, with PXP and the lenders each having the right to one annual interim unscheduled redetermination, and may be adjusted based on PXP’s oil and gas properties, reserves, other indebtedness and other relevant factors. The borrowing base and commitments were reduced to $970 million on the date PXP issued the 7 3/4% Senior Notes. The Amended Credit Agreement also contains a $150 million sub-limit on letters of credit. The Amended Credit Agreement matures on

April 23, 2012. Collateral consists of 100% of the shares of stock of our material domestic subsidiaries and mortgages covering at least 75% of the total present value of our domestic oil and gas properties.

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

At June 30, 2007, we had $9.7 million in letters of credit outstanding under the Amended Credit Agreement. At that date we were in compliance with the covenants contained in the Amended Credit Agreement and could have borrowed the full amount available under the Amended Credit Agreement. The effective interest rate on our borrowings under the Amended Credit Agreement was 6.375% at June 30, 2007.

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

At June 30, 2007 we had the following open commodity derivative positions, none of which were designated as hedging instruments:

Period	Instrument Type	Daily Volumes	Average Price	Index
Sales of Crude Oil Production
2007
July - Dec	Put options	50,000 Bbls	$55.00 Strike price	WTI
2008
Jan - Dec	Put options	42,000 Bbls	$55.00 Strike price	WTI

The average strike prices for the put options do not reflect the cost to purchase such options. The only cash settlements we are required to make on these contracts are option premiums of $56 million for the last six months of 2007 and $58 million for 2008, including interest.

Income Statement, Cash Payments and Other Comprehensive Income

During the three and six months ended June 30, 2007 and 2006, pre-tax losses recognized in our income statement for derivatives were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Loss on mark-to-market derivative contracts	$15,837	$142,914	$36,427	$312,242
Loss reclassified from OCI and recognized in
Oil revenues	—	36,548	—	73,087

At December 31, 2006 there were no amounts in OCI. The 2006 amounts that were reclassified from OCI and recognized in oil revenues represent deferred losses attributable to 2006 swaps that were cancelled in 2005.

During the three and six months ended June 30, 2007 and 2006 cash (payments)/receipts for derivatives were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Mark-to-market contracts
Crude oil options	$(25,615)	$(22,583)	$(49,143)	$(66,976)
Natural gas call options	—	(2,848)	—	(5,665)
Contracts accounted for using hedge accounting
Natural gas purchases	—	—	—	1,331

Note 4—Acquisition

On May 31, 2007, we acquired certain Piceance Basin properties for $974 million in cash, including $10 million in related acquisition costs and $64 million for net cash outflows from the effective date to the closing date (primarily related to capital expenditures for drilling and acreage acquisitions) and issued one million shares of common stock with a fair value of approximately $45 million to the seller, Laramie Energy, LLC. The Piceance Basin properties include interests in oil and gas producing properties in the Mesaverde geologic section of the Piceance Basin in Colorado, plus associated midstream assets, including a 25% interest in the Collbran Valley Gas Gathering, LLC. We allocated the purchase price $511 million to oil and gas properties subject to amortization, $448 million to oil and gas properties not subject to amortization, $40 million to our investment in the Collbran Valley Gas Gathering, LLC and the remainder to inventory and other properties and equipment. We financed $946 million of the acquisition using our senior revolving credit facility.

Note 5—Income Taxes

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

We file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. We are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 1996. The Internal Revenue

Service (“IRS”) commenced an examination of our U.S. income tax returns for 2003 and 2004 that is anticipated to be completed by the end of the first quarter 2008. In addition, the IRS has commenced an examination of Nuevo’s U.S. income tax returns for 2003 and 2004 that is anticipated to be completed by the end of the first quarter 2008. As of June 30, 2007, the IRS had not proposed any significant adjustments that would result in a material change to our financial position.

We recognize interest and penalties related to unrecognized tax positions in income tax expense. At January 1, 2007 and June 30, 2007 we had approximately $18.4 million and $18.2 million of unrecognized tax benefits, respectively, of these amounts approximately $5.5 million at January 1, 2007 and approximately $4.4 million at June 30, 2007 would affect our effective tax rate if recognized. Included in such amounts are interest and penalties of an immaterial amount.

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

In connection with the sale of certain properties offshore California in December 2004 we retained the responsibility for certain abandonment costs, including removing, dismantling and disposing of the existing offshore platforms. The present value of such abandonment costs, $40 million ($78 million undiscounted), are included in our asset retirement obligation as reflected on our Consolidated Balance Sheet. In addition, we agreed to guarantee the performance of the purchaser with respect to the remaining abandonment obligations related to the properties (approximately $46 million). To secure its abandonment obligations the purchaser of the properties is required to periodically deposit funds into an escrow account. At June 30, 2007 the escrow account had a balance of $6.0 million. The fair value of our guarantee, $0.3 million, is included in Other Long-Term Liabilities in our Consolidated Balance Sheet.

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

On November 15, 2005, the United States Court of Federal Claims issued a ruling granting the plaintiffs’ motion for summary judgment as to liability and partial summary judgment as to damages in the breach of contract lawsuit Amber Resources Company et al. v. United States, Case No. 02-30c. The Court’s ruling also denied the United States’ motion to dismiss and motion for summary judgment. The United States Court of Federal Claims ruled that the federal government’s imposition of new and onerous requirements that stood as a significant obstacle to oil and gas development breached agreements that it made when it sold 36 federal leases offshore California. The Court further ruled that the Government must give back to the current lessees the more than $1.1 billion in lease bonuses it had received at the time of sale. On October 31, 2006, the Court issued an unfavorable decision on the plaintiff’s motion for partial summary judgment concerning plaintiffs’ additional claims regarding the hundreds of millions of dollars that have been spent in the successful efforts to find oil and gas in the disputed lease area, and other matters. Plaintiffs filed a motion for final judgment on November 29, 2006 and the court granted such motion on January 11, 2007. Judgment on the $1.1 billion was filed January 12, 2007. The United States has filed its notice of appeal and Plaintiffs intend to file a cross-appeal concerning the Court’s October 31, 2006 decision. No payments will be made until all appeals have either been waived or exhausted. We are among the current lessees of the 36 leases. Our share of the $1.1 billion award is in excess of $80 million.

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

Note 7—Consolidating Financial Statements

We are the issuer of $500 million of 7% Senior Notes due 2017 and $600 million of 7 3/4% Senior Notes due 2015, which are jointly and severally guaranteed on a full and unconditional basis by certain of our existing domestic subsidiaries (referred to as “Guarantor Subsidiaries”). Certain of our subsidiaries do not guarantee the Senior Notes (referred to as “Non-Guarantor Subsidiaries”).

The following financial information presents consolidating financial statements, which include:

•	PXP (the “Issuer”);

•	the Guarantor Subsidiaries on a combined basis;

•	the Non-Guarantor Subsidiaries on a combined basis;

•	elimination entries necessary to consolidate the Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries; and

•	PXP on a consolidated basis.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

JUNE 30, 2007

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$10,786	$7	$—	$—	$10,793
Accounts receivable and other current assets	151,635	37,070	—	—	188,705

	162,421	37,077	—	—	199,498

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	2,262,019	1,080,227	—	—	3,342,246
Not subject to amortization	219,109	477,933	—	—	697,042
Other property and equipment	52,949	10,671	12,041	—	75,661

	2,534,077	1,568,831	12,041	—	4,114,949
Less allowance for depreciation, depletion and amortization	(447,857)	(417,912)	—	55,889	(809,880)

	2,086,220	1,150,919	12,041	55,889	3,305,069

Investment in and Advances to Subsidiaries	1,343,542	—	—	(1,343,542)	—

Other Assets	5,289	220,869	—	—	226,158

	$3,597,472	$1,408,865	$12,041	$(1,287,653)	$3,730,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$272,116	$50,356	$—	$(5,500)	$316,972
Commodity derivative contracts	83,611	—	—	—	83,611

	355,727	50,356	—	(5,500)	400,583

Long-Term Debt	1,475,000	—	—	—	1,475,000

Other Long-Term Liabilities	146,102	22,679	—	—	168,781

Payable to Parent	—	694,178	9,035	(703,213)	—

Deferred Income Taxes	417,034	42,278	—	23,440	482,752

Stockholders’ Equity	1,203,609	599,374	3,006	(602,380)	1,203,609

	$3,597,472	$1,408,865	$12,041	$(1,287,653)	$3,730,725

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED JUNE 30, 2007

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$199,998	$31,585	$—	$—	$231,583
Gas sales	6,894	16,316	—	—	23,210
Other operating revenues	654	100	—	—	754

	207,546	48,001	—	—	255,547

Costs and Expenses
Production costs	76,678	17,120	—	—	93,798
General and administrative	26,009	3,904	—	—	29,913
Depreciation, depletion, amortization and accretion	33,407	27,389	—	—	60,796

	136,094	48,413	—	—	184,507

Income from Operations	71,452	(412)	—	—	71,040
Other Income (Expense)
Equity in earnings of subsidiaries	(10,470)	—	—	10,470	—
Interest expense	(7,021)	(10,177)	—	5,500	(11,698)
Loss on mark-to-market derivative contracts	(15,837)	—	—	—	(15,837)
Interest and other income	6,202	45	—	(5,500)	747

Income (Loss) Before Income Taxes	44,326	(10,544)	—	10,470	44,252
Income tax benefit (expense)
Current	(12,788)	12,788	—	—	—
Deferred	(6,220)	(12,714)	—	—	(18,934)

Net Income (Loss)	$25,318	$(10,470)	$—	$10,470	$25,318

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED JUNE 30, 2006

(in thousands)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$215,827	$34,242	$—	$250,069
Gas sales	5,968	21,633	—	27,601
Other operating revenues	557	159	—	716

	222,352	56,034	—	278,386

Costs and Expenses
Production costs	53,811	22,833	—	76,644
General and administrative	36,571	1,494	—	38,065
Depreciation, depletion, amortization and accretion	20,212	33,181	—	53,393

	110,594	57,508	—	168,102

Income (Loss) from Operations	111,758	(1,474)	—	110,284
Other Income (Expense)
Equity in earnings of subsidiaries	(1,769)	—	1,769	—
Interest expense	(16,538)	(2,672)	—	(19,210)
Loss on mark-to-market derivative contracts	(142,914)	—	—	(142,914)
Interest and other income	39,198	—	—	39,198

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(10,265)	(4,146)	1,769	(12,642)
Income tax benefit (expense)
Current	(13,462)	13,417	—	(45)
Deferred	16,600	(11,040)	—	5,560

Net Income (Loss) Before Cumulative Effect of Accounting Change	(7,127)	(1,769)	1,769	(7,127)
Cumulative effect of accounting change, net of tax benefit	—	—	—	—

Net Income (Loss)	$(7,127)	$(1,769)	$1,769	$(7,127)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

SIX MONTHS ENDED JUNE 30, 2007

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$380,385	$56,716	$—	$—	$437,101
Gas sales	14,206	26,539	—	—	40,745
Other operating revenues	2,145	249	—	—	2,394

	396,736	83,504	—	—	480,240

Costs and Expenses
Production costs	148,473	30,557	—	—	179,030
General and administrative	46,202	6,208	—	—	52,410
Depreciation, depletion, amortization and accretion	62,106	109,519	—	(55,889)	115,736

	256,781	146,284	—	(55,889)	347,176

Income (Loss) from Operations	139,955	(62,780)	—	55,889	133,064
Other Income (Expense)
Equity in earnings of subsidiaries	(16,563)	—	—	16,563	—
Interest expense	(7,853)	(14,705)	—	5,500	(17,058)
Loss on mark-to-market derivative contracts	(36,427)	—	—	—	(36,427)
Interest and other income	6,779	45	—	(5,500)	1,324

Income (Loss) Before Income Taxes	85,891	(77,440)	—	72,452	80,903
Income tax benefit (expense)
Current	(12,552)	12,552	—	—	—
Deferred	(27,451)	15,876	—	(23,440)	(35,015)

Net Income (Loss)	$45,888	$(49,012)	$—	$49,012	$45,888

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

SIX MONTHS ENDED JUNE 30, 2006

(in thousands)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$399,982	$65,015	$—	$464,997
Gas sales	11,309	51,846	—	63,155
Other operating revenues	1,138	715	—	1,853

	412,429	117,576	—	530,005

Costs and Expenses
Production costs	105,711	42,058	—	147,769
General and administrative	59,174	1,863	—	61,037
Depreciation, depletion, amortization and accretion	36,278	69,348	—	105,626

	201,163	113,269	—	314,432

Income (Loss) from Operations	211,266	4,307	—	215,573
Other Income (Expense)
Equity in earnings of subsidiaries	(361)	—	361	—
Interest expense	(29,528)	(5,476)	—	(35,004)
Loss on mark-to-market derivative contracts	(312,242)	—	—	(312,242)
Interest and other income	39,522	—	—	39,522

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(91,343)	(1,169)	361	(92,151)
Income tax benefit (expense)
Current	(3,607)	(5,150)	—	(8,757)
Deferred	38,353	5,958	—	44,311
Net Income (Loss) Before Cumulative Effect of Accounting Change	(56,597)	(361)	361	(56,597)
Cumulative effect of accounting change, net of tax benefit	(2,182)	—	—	(2,182)

Net Income (Loss)	$(58,779)	$(361)	$361	$(58,779)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2007

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$45,888	$(49,012)	$—	$49,012	$45,888
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	62,106	109,519	—	(55,889)	115,736
Equity in earnings of subsidiaries	16,563	—	—	(16,563)	—
Deferred income taxes	27,451	(15,876)	—	23,440	35,015
Commodity derivative contracts	36,427	—	—	—	36,427
Noncash compensation	14,037	1,153	—	—	15,190
Other noncash items	14	(45)	—	—	(31)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	5,319	(12,867)	—	—	(7,548)
Income tax payable	(94,272)	—	—	—	(94,272)
Accounts payable and other liabilities	(5,861)	706	—	—	(5,155)

Net cash provided by operating activities	107,672	33,578	—	—	141,250

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(174,379)	(83,803)	—	—	(258,182)
Acquisition of Piceance Basin properties	(973,875)	—	—		(973,875)
Derivative settlements	(49,143)	—	—	—	(49,143)
Other	(21,712)	(2,433)	(3,450)	—	(27,595)

Net cash used in investing activities	(1,219,109)	(86,236)	(3,450)	—	(1,308,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	1,456,250	—	—	—	1,456,250
Repayments	(1,316,750)	—	—	—	(1,316,750)
Proceeds for issuance of senior notes	1,100,000	—	—	—	1,100,000
Cost incurred in connection with financing arrangements	(17,917)	—	—	—	(17,917)
Investment in and advances to affiliates	(56,112)	52,662	3,450	—	—
Purchase of treasury stock	(47,485)	—	—	—	(47,485)
Other	3,341	—	—	—	3,341

Net cash provided by financing activities	1,121,327	52,662	3,450	—	1,177,439

Net increase in cash and cash equivalents	9,890	4	—	—	9,894
Cash and cash equivalents, beginning of period	896	3	—	—	899

Cash and cash equivalents, end of period	$10,786	$7	$—	$—	$10,793

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2006

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(58,779)	$(361)	$361	$(58,779)
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	36,278	69,348	—	105,626
Equity in earnings of subsidiaries	361	—	(361)	—
Deferred income taxes	(38,353)	(5,958)	—	(44,311)
Cumulative effect of adoption of accounting change	2,182	—	—	2,182
Commodity derivative contracts	360,220	25,109	—	385,329
Noncash compensation	23,418	—	—	23,418
Other noncash items	(48)	—	—	(48)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(4,061)	10,185	—	6,124
Accounts payable and other liabilities	(17,109)	3,331	—	(13,778)

Net cash provided by operating activities	304,109	101,654	—	405,763

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(185,569)	(103,856)	—	(289,425)
Derivative settlements	(42,731)	—	—	(42,731)
Other	(4,080)	(455)	—	(4,535)

Net cash used in investing activities	(232,380)	(104,311)	—	(336,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	728,900	—	—	728,900
Repayments	(769,900)	—	—	(769,900)
Derivative settlements	(28,579)	—	—	(28,579)
Investment in and advances to affiliates	(2,655)	2,655	—	—
Other	358	—	—	358

Net cash provided by (used in) financing activities	(71,876)	2,655	—	(69,221)

Net decrease in cash and cash equivalents	(147)	(2)	—	(149)
Cash and cash equivalents, beginning of period	1,548	4	—	1,552

Cash and cash equivalents, end of period	$1,401	$2	$—	$1,403

Note 8—Proposed Merger with Pogo Producing Company

On July 17, 2007, we announced that we had entered into a definitive agreement to acquire Pogo Producing Company (“Pogo”) in a stock and cash transaction valued at approximately $3.6 billion, based on our July 16, 2007 closing stock price of $51.19 per share. Under the terms of the definitive agreement, Pogo stockholders will receive 0.68201 shares of our common stock and $24.88 of cash for each share of Pogo common stock. Pogo stockholders will have the right to elect to receive cash or stock, subject to pro ration if either the cash or stock election is oversubscribed. If completed, we will issue approximately 40 million shares of common stock and pay approximately $1.5 billion in cash.

The transaction is expected to qualify as a tax free reorganization under Section 368(a) and is expected to be tax free to our stockholders and tax free for the stock portion of the consideration received by Pogo stockholders. The Boards of Directors of both companies have approved the merger agreement and each will recommend it to their respective stockholders for approval. The transaction will remain subject to stockholder approval from both companies and other customary conditions. Post closing, it is anticipated that our stockholders will own approximately 66% of the combined company and Pogo stockholders will own approximately 34% of the combined company.

The transaction is expected to close in the fourth quarter of 2007. We will account for the transaction as a purchase of Pogo under purchase accounting rules and we will continue to use the full cost method of accounting for our oil and gas properties.

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

Company Overview

We are an independent oil and gas company primarily engaged in the activities of acquiring, developing, exploiting, exploring and producing oil and gas properties in the United States. Our core areas of operations are:

•	the Los Angeles and San Joaquin Basins onshore California;

•	the Santa Maria Basin offshore California;

•	the Piceance Basin in Colorado; and

•	the Gulf Coast Basin onshore and offshore Louisiana, including the Gulf of Mexico.

Assets in our principal focus areas include mature properties with long-lived reserves and significant development and exploitation opportunities as well as newer properties with development, exploitation and exploration potential. Our primary sources of liquidity are cash generated from our operations and our senior revolving credit facility. At June 30, 2007 we had approximately $585.3 million of availability under our senior revolving credit facility. We have a capital budget for 2007, excluding acquisitions, of $750 million. Currently we believe that we have sufficient liquidity through our cash from operations and borrowing capacity under the Amended Credit Agreement to meet our short-term and long-term normal recurring operating needs and anticipated capital expenditures. In addition, the majority of our capital expenditures is discretionary and could be curtailed if our cash flows declined from expected levels.

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties. We use derivative instruments to manage our commodity price risk. The level of derivative activity depends on our view of market conditions, available derivative prices and our operating strategy. For 2007 and 2008 our derivative position consists exclusively of purchased put option contracts with a strike price of $55.00 on 50,000 barrels per day for 2007 and 42,000 barrels per day for 2008. The only cash settlements we are required to make on these contracts are option premiums and interest, which are expected to total approximately $56 million in the last six months of 2007 and $58 million in 2008. In return, to the extent the daily average NYMEX price for West Texas Intermediate crude oil is less than $55.00, we will receive the difference between $55.00 and the daily average NYMEX price for West Texas Intermediate crude oil. Since our remaining derivative position consists entirely of crude oil put options, there will continue to be volatility in derivative gains or losses on our income statement, however, our ultimate potential loss will be limited to the cost of the options. See Item 3 – Quantitative and Qualitative Disclosures About Market Risks.

Property Acquisition

On May 31, 2007, we acquired interests in oil and gas producing properties covering over 60,000 gross (55,000 net) acres in the Mesaverde geologic section of the Piceance Basin in Colorado, plus associated midstream assets, including a 25% interest in the Collbran Valley Gas Gathering, LLC. These properties, which we refer to as the Piceance Basin properties, and which include over 200 producing/productive wells and over 3,000 additional potential drilling locations, produced approximately 6 thousand barrels of oil equivalent (“MBOE”) per day at the closing date, of which approximately 97% was natural gas. As of December 31, 2006, the properties had estimated proved developed reserves of approximately 15 million barrels of oil equivalent (“MMBOE”), of which approximately 97% was natural gas. We paid $974 million in cash, including $10 million in related acquisition costs and $64 million for net cash outflows from the effective date to the closing date (primarily related to capital expenditures for drilling activities and acreage acquisitions) and issued one million shares of common stock with a fair market value of approximately $45 million to the seller, Laramie Energy, LLC, a privately held Delaware limited liability company. We financed $946 million of the acquisition using our senior revolving credit facility.

Proposed Merger with Pogo Producing Company

On July 17, 2007 we announced that we had entered into a definitive agreement to acquire Pogo Producing Company (“Pogo”) in a stock and cash transaction valued at approximately $3.6 billion, based on our July 16, 2007 closing stock price of $51.19 per share. Under the terms of the definitive agreement, Pogo stockholders will receive 0.68201 shares of our common stock and $24.88 of cash for each share of Pogo common stock. Pogo stockholders will have the right to elect to receive cash or stock, subject to pro ration if either the cash or stock election is oversubscribed. If completed, we will issue approximately 40 million shares of common stock and pay approximately $1.5 billion in cash.

The transaction is expected to qualify as a tax free reorganization under Section 368(a) and is expected to be tax free to our stockholders and tax free for the stock portion of the consideration received by Pogo stockholders. The Boards of Directors of both companies have approved the merger agreement and each will recommend it to their respective stockholders for approval. The transaction will remain subject to stockholder approval from both companies and other customary conditions. Post closing, it is anticipated that our stockholders will own approximately 66% of the combined company and Pogo stockholders will own approximately 34% of the combined company.

The transaction is expected to close in the fourth quarter of 2007. We will account for the transaction as a purchase of Pogo under purchase accounting rules and we will continue to use the full cost method of accounting for our oil and gas properties.

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

Our oil and gas production expenses include salaries and benefits of personnel involved in production activities, steam gas costs, electric costs, maintenance costs, production, ad valorem and severance taxes, and other costs necessary to operate our producing properties. Depletion of capitalized costs of producing oil and gas properties is provided using the units of production method based upon estimated proved reserves. For purposes of computing depletion, estimated proved reserves are redetermined as of the end of each year and on an interim basis when deemed necessary.

General and administrative expenses (“G&A”) consist primarily of salaries and related benefits of administrative personnel (including stock based compensation), office rent, systems costs and other administrative costs.

Results Overview

Our earnings are subject to volatility due to: (i) gains and losses on derivative contracts subject to mark-to-market accounting as changes occur in the NYMEX price indexes and (ii) stock appreciation rights (“SARs”), which are accounted for as liability awards under SFAS 123R and are remeasured to fair value each reporting period. The fair value of SARs units is related to the market price of our common stock and will fluctuate with movements in our stock price.

In the first half of 2007, we reported net income of $45.9 million, or $0.63 per diluted share. In the first half of 2006, primarily as a result of a $312.2 million derivative mark-to-market loss, we reported a net loss of $58.8 million, or $0.75 per share. Our net loss in 2006 includes a non-cash, after-tax expense related to the adoption of SFAS 123R of $2.2 million or $0.03 per share.

Results of Operations

On May 31, 2007, we acquired interests in oil and gas producing properties covering over 60,000 gross (55,000 net) acres in the Mesaverde geologic section of the Piceance Basin in Colorado, plus associated midstream assets, including a 25% interest in the Collbran Valley Gas Gathering, LLC. These properties, which we refer to as the Piceance Basin properties, and which include over 200 producing/productive wells and over 3,000 additional potential drilling locations, are currently producing approximately 6 MBOE per day, of which approximately 97% is natural gas.

On September 29, 2006, we closed the sale of non-strategic oil and gas properties located primarily in California and Texas to subsidiaries of Occidental Petroleum Corporation (“Occidental”). The properties included our interests in the Asphalto, Buena Vista and Mt. Poso fields in the San Joaquin Valley, the Sansinena field in the Los Angeles Basin, the Pakenham field in West Texas and various other minor properties. This transaction had an effective date of October 1, 2006. On a barrel of oil equivalent basis, these properties represented approximately 12% of our sales volume for the first half of 2006.

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a barrel of oil equivalent (“BOE”) basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales Volumes
Oil and liquids sales (MBbls)	4,264	4,822	8,526	9,538
Gas (MMcf)
Production	4,212	5,860	7,267	11,685
Used in steam operations	584	1,128	1,163	2,484
Sales	3,628	4,732	6,104	9,201
MBOE
Production	4,966	5,799	9,737	11,486
Sales	4,870	5,611	9,544	11,072
Daily Average Volumes
Oil and liquids sales (Bbls)	46,865	52,990	47,106	52,699
Gas (Mcf)
Production	46,285	64,384	40,148	64,553
Used in steam operations	6,415	12,390	6,423	13,721
Sales	39,870	51,994	33,725	50,832
BOE
Production	54,579	63,721	53,798	63,457
Sales	53,510	61,656	52,727	61,171
Unit Economics (in dollars)
Average NYMEX Prices
Oil	$65.02	$70.72	$61.67	$67.12
Gas	7.55	6.76	7.17	7.85
Average Realized Sales Price Before Derivative Transactions
Oil (per Bbl)	$54.31	$59.44	$51.27	$56.41
Gas (per Mcf)	6.40	5.83	6.68	6.86
Per BOE	52.32	56.00	50.07	54.30
Costs and Expenses per BOE
Production costs
Lease operating expenses	$10.29	$7.97	$9.93	$7.85
Steam gas costs	5.73	2.29	5.69	2.31
Electricity	1.95	1.77	1.91	1.70
Production and ad valorem taxes	1.04	1.25	1.08	1.16
Gathering and transportation	0.25	0.37	0.15	0.33

The following table reflects cash receipts (payments) made with respect to derivative contracts that settled during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Mark-to-market contracts
Crude oil options	$(25,615)	$(22,583)	$(49,143)	$(66,976)
Natural gas call options	—	(2,848)	—	(5,665)
Contracts accounted for using hedge accounting	—	—	—	1,331

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

Oil and gas revenues. Oil and gas revenues decreased $22.9 million, to $254.8 million for 2007 from $277.7 million for 2006. The decrease is primarily due to the Occidental property sale and a decrease in realized prices of $3.68 per BOE, partially offset by the absence of an oil revenue hedging loss in 2007. Excluding the properties sold from 2006 revenues, oil and gas revenues increased $11.0 million, to $254.8 million for 2007 from $243.8 million for 2006 primarily due to the absence of an oil revenue hedging loss in 2007 offset by a decrease in price of $4.71 per BOE in 2007.

Oil revenues excluding the effects of hedging, decreased $55.0 million to $231.6 million for 2007 from $286.6 million for 2006 reflecting lower production ($30.3 million) and lower realized prices ($24.7 million). Our average realized price for oil decreased $5.13 to $54.31 per Bbl for 2007 from $59.44 per Bbl for 2006. The decrease is primarily attributable to a decline in the NYMEX oil price, which averaged $65.02 per Bbl in 2007 versus $70.72 per Bbl in 2006. Oil sales volumes decreased 6.1 MBbls per day to 46.9 MBbls per day in 2007 from 53.0 MBbls per day in 2006, primarily reflecting the properties sold which had sales of 4.6 MBbls per day in the second quarter of 2006. Hedging had the effect of decreasing our oil revenues by $36.5 million or $7.58 per Bbl in 2006.

Gas revenues, decreased $4.4 million to $23.2 million in 2007 from $27.6 million in 2006 due to decreased sales volumes ($7.1 million) partially offset by higher realized prices ($2.7 million). Our average realized price for gas was $6.40 per Mcf in 2007 compared to $5.83 per Mcf in 2006. Gas sales volumes decreased from 52.0 MMcf per day in 2006 to 39.9 MMcf per day in 2007, primarily reflecting the impact of properties sold which had sales of 18.4 MMcf per day in the second quarter of 2006.

Lease operating expenses. Lease operating expenses increased $5.4 million, to $50.1 million in 2007 from $44.7 million in 2006. Excluding the properties sold from 2006 costs, lease operating expenses increased $12.2 million, to $50.1 million in 2007 from $37.9 in 2006. The increase is primarily attributable to higher expenditures for repairs and maintenance and well workovers, increased labor costs and general cost increases from service providers. Excluding the properties sold, on a per unit basis lease operating expenses increased to $10.29 per BOE in 2007 versus $7.72 per BOE in 2006.

Steam gas costs. Steam gas costs increased $15.1 million, to $27.9 million in 2007 from $12.8 million in 2006, primarily reflecting higher steam volumes and higher cost of gas used in steam generation. In 2007 we burned approximately 4.3 Bcf of natural gas at a cost of approximately $6.53 per Mcf compared to 3.4 Bcf at a cost of approximately $3.75 per Mcf in 2006. The higher cost per Mcf in 2007 principally reflects the fact that all the gas burned in 2007 was purchased while in 2006 almost half of the gas burned was produced from the Company’s properties and costs for these volumes consisted only of transportation costs.

Electricity. Electricity decreased $0.5 million, to $9.5 million in 2007 from $10.0 million in 2006. Excluding the properties sold from 2006 costs, electricity increased $0.3 million, to $9.5 million in 2007 from $9.2 million in 2006, primarily reflecting higher usage. Excluding the properties sold, on a per unit basis electricity increased to $1.95 per BOE in 2007 versus $1.86 per BOE in 2006.

Production and ad valorem taxes. Production and ad valorem taxes decreased $2.0 million, to $5.0 million in 2007 from $7.0 million in 2006. Excluding the properties sold from 2006 costs, production and ad valorem taxes increased $0.2 million, to $5.0 million in 2007 from $4.8 million in 2006.

Gathering and transportation expenses. Gathering and transportation expenses decreased $0.9 million, to $1.2 million in 2007 from $2.1 million in 2006. Excluding the properties sold from 2006 costs, gathering and transportation costs increased $1.0 million to $1.2 million in 2007 from $0.2 million in 2006, primarily reflecting the Piceance Basin property acquisition.

General and administrative expense. G&A expense decreased $8.2 million, to $29.9 million in 2007 compared to $38.1 million in 2006. The 2006 expense included approximately $9.0 million of stock based compensation related to officer resignations. No similar activity occurred in 2007.

G&A expense does not include amounts capitalized as part of our acquisition, exploration and development activities. Capitalized costs increased to $10.2 million in 2007 compared to $8.0 million in 2006, primarily reflecting increases in our acquisition, exploration and development activities.

Depreciation, depletion and amortization, or DD&A. DD&A expense increased $7.6 million, to $58.5 million in 2007 from $50.9 million in 2006. The increase was attributable to our oil and gas DD&A, primarily due to a higher per unit rate. Our average oil and gas unit of production rate increased to $11.35 per BOE in 2007 compared to $8.45 per BOE in 2006. The increase primarily reflects the effect of increased future development costs, higher cost reserve additions, exploration costs and property acquisitions. Our DD&A rate in the third quarter of 2007 will be approximately $12.64 per BOE as a result of the acquisition of the Piceance Basin properties.

Accretion expense. Accretion expense decreased $0.2 million, to $2.3 million in 2007 from $2.5 million in 2006. Accretion expense for 2006 included $0.4 million attributable to the properties sold to Occidental. Excluding such expense the $0.2 million increase primarily reflects higher estimated future costs of our abandonment obligations.

Interest expense. Interest expense decreased $7.5 million, to $11.7 million in 2007 from $19.2 million in 2006 due to a $5.0 million decrease in interest on derivative contracts and increased capitalization of interest of $2.6 million. Interest expense does not include interest capitalized on oil and gas properties not subject to amortization. We capitalized $5.0 million and $2.4 million of interest in 2007 and 2006, respectively.

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

In 2007 we recognized a $15.8 million loss related to mark-to-market derivative contracts and cash payments related to contracts that settled totaled $25.6 million. In 2006 we recognized a $142.9 million loss related to mark-to-market derivative contracts and cash payments related to contracts that settled totaled $25.4 million.

Our derivative position in 2007 consists of crude oil put options and our ultimate potential loss on these contracts will be limited to the cost of the options. In 2006 the derivative losses were primarily related to crude oil collars.

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

Income taxes. During interim periods income tax expense is generally based on the estimated effective income tax rate that is expected for the entire year plus any significant, unusual or infrequently occurring items which are recorded in the period that the specific item occurs. In the second quarter of 2007 we revised our estimated effective annual tax rate to approximately 45% from the 42% estimated effective annual tax rate that was utilized in the first quarter of 2007. Variances in our estimated annual effective tax rate from the 35% federal statutory rate primarily result from the effect of state income taxes and estimated permanent differences primarily reflecting expenses that are not deductible because of IRS limitations.

For the second quarter of 2007 income tax expense was approximately 43% of pretax income. In addition to changes in our estimated annual tax rate for 2007, specific items affecting income tax expense for the second quarter included changes in the balances of state deferred tax liabilities as a result of state apportionment changes caused by the purchase of certain oil and gas properties in the second quarter of 2007 plus the impact of changes to certain tax credits related to our enhanced oil recovery operations as a result of a newly issued IRS computational guidelines.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

Oil and gas revenues. Oil and gas revenues decreased $50.3 million, to $477.8 million for 2007 from $528.2 million for 2006 primarily due to the Occidental property sale and a decrease in realized prices of $4.23 per BOE, partially offset by the absence of an oil revenue hedging loss in 2007. Excluding the properties sold from 2006 revenues, oil and gas revenues increased $15.4 million, to $477.8 million in 2007 from $462.4 million for 2006 primarily due to the absence of an oil revenue hedging loss in 2007 partially offset by a decrease in price of $5.08 per BOE in 2007.

Oil revenues excluding the effects of hedging, decreased $101.0 million to $437.1 million for 2007 from $538.1 million for 2006 reflecting lower realized prices ($49.1 million) and lower production ($51.9 million). Our average realized price for oil decreased $5.14 to $51.27 per Bbl for 2007 from $56.41 per Bbl for 2006. The decrease is primarily attributable to a decline in the NYMEX oil price, which averaged $61.67 per Bbl in 2007 versus $67.12 per Bbl in 2006. Oil sales volumes decreased 5.6 MBbls per day to 47.1 MBbls per day in 2007 from 52.7 MBbls per day in 2006, primarily reflecting the properties sold which had sales of 4.5 MBbls per day in 2006. Hedging had the effect of decreasing our oil revenues by $73.1 million or $7.66 per Bbl in 2006.

Gas revenues, decreased $22.5 million to $40.7 million in 2007 from $63.2 million in 2006 due to decreased sales volumes ($20.7 million) and a decrease in realized prices ($1.8 million). Our average realized price for gas was $6.68 per Mcf in 2007 compared to $6.86 per Mcf in 2006. Gas sales volumes decreased from 50.8 MMcf per day in 2006 to 33.7 MMcf per day in 2007 primarily reflecting the impact of properties sold which had sales of 18.3 MMcf per day in the 2006.

Lease operating expenses. Lease operating expenses increased $7.9 million, to $94.8 million in 2007 from $86.9 million in 2006. Excluding the properties sold and acquired, lease operating expenses increased $21.1 million, to $94.8 million in 2007 from $73.7 million in 2006. The increase is primarily attributable to higher expenditures for repairs and maintenance and well workovers, increased labor costs and general cost increases from service providers. Excluding the properties sold, on a per unit basis, lease operating expenses increased to $9.93 per BOE in 2007 versus $7.59 per BOE in 2006.

Steam gas costs. Steam gas costs increased $28.7 million, to $54.3 million in 2007 from $25.6 million in 2006, primarily reflecting higher steam volumes and higher cost of gas used in steam generation. In 2007 we burned approximately 8.4 Bcf of natural gas at a cost of approximately $6.44 per Mcf compared to 6.6 Bcf at a cost of $3.89 per Mcf in 2006. The higher cost per Mcf in 2007 principally reflects the fact that all the gas burned in 2007 was purchased while in 2006 almost half of the gas burned was produced from the Company’s properties and costs for these volumes consisted only of transportation costs.

Electricity. Electricity decreased $0.5 million, to $18.3 million in 2007 from $18.8 million in 2006. Excluding the properties sold from 2006 costs, electricity increased $1.0 million, to $18.3 million in 2007 from $17.3 million in 2006, primarily reflecting higher usage. Excluding the properties sold, on a per unit basis, electricity increased to $1.91 per BOE in 2007 versus $1.78 per BOE in 2006.

Production and ad valorem taxes. Production and ad valorem taxes decreased $2.5 million, to $10.3 million in 2007 from $12.8 million in 2006. Excluding the properties sold from 2006 costs, production and ad valorem taxes increased $1.5 million, to $10.3 million in 2007 from $8.8 million in 2006 primarily reflecting higher ad valorem taxes due to higher property tax basis.

Gathering and transportation expenses. Gathering and transportation expenses decreased $2.3 million, to $1.4 million in 2007 from $3.7 million in 2006. Excluding the properties sold from 2006 costs, gathering and transportation expenses increased $1.1 million to $1.4 million in 2007 from $0.3 million in 2006.

General and administrative expense. G&A expense decreased $8.6 million to $52.4 million in 2007 compared to $61.0 million in 2006. The 2006 expense includes approximately $9.0 million of stock based compensation related to officer resignations. No similar activity occurred in 2007.

G&A expense does not include amounts capitalized as part of our acquisition, exploration and development activities. Capitalized costs increased to $18.5 million in 2007 compared to $15.8 million in 2006, primarily reflecting increased acquisition, exploration and development activities.

Depreciation, depletion and amortization, or DD&A. DD&A expense increased $10.5 million, to $111.2 million in 2007 from $100.7 million in 2006. The increase was attributable to our oil and gas DD&A, primarily due to a higher per unit rate. Our oil and gas unit of production rate increased to $11.01 per BOE in 2007 compared to $8.45 per BOE in 2006. The increase primarily reflects the effect of increased future development costs, higher costs of reserve additions, exploration costs and property acquisitions. Our DD&A rate in the third quarter of 2007 will be approximately $12.64 per BOE as a result of the acquisition of the Piceance Basin properties.

Accretion expense. Accretion expense decreased $0.4 million, to $4.5 million in 2007 from $4.9 million in 2006. Accretion expense for 2006 included $0.8 million attributable to the properties sold to Occidental. Excluding such expense the $0.4 million increase primarily reflects higher estimated future costs of our abandonment obligations.

Interest expense. Interest expense decreased $17.9 million, to $17.1 million in 2007 from $35.0 million in 2006 primarily due to lower outstanding debt and derivatives and higher interest capitalization. Interest expense on senior debt decreased by $8.7 million for the first six months of 2007 due to the retirement of senior notes in the fourth quarter of 2006 partially offset by interest on new senior notes issued in March and June 2007. Interest on derivative contracts decreased by $5.3 million in 2007 compared to 2006. We capitalized $7.1 million and $3.9 million of interest in 2007 and 2006, respectively.

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

In 2007 we recognized a $36.4 million loss related to mark-to-market derivative contracts and cash payments related to contracts that settled totaled $49.1 million. In 2006 we recognized a $312.2 million loss related to mark-to-market derivative contracts and cash payments related to contracts that settled totaled $71.3 million.

Our derivative position in 2007 consists of crude oil put options and our ultimate potential loss on these contracts will be limited to the cost of the options. In 2006 the derivative losses were primarily related to crude oil collars.

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

Income taxes. During interim periods income tax expense is generally based on the estimated effective income tax rate that is expected for the entire year plus any significant, unusual or infrequently occurring items which are recorded in the period that the specific item occurs. In the second quarter of 2007 we revised our estimated effective annual tax rate to approximately 45% from the 42% estimated effective annual tax rate that was utilized in the first quarter of 2007. Variances in our estimated annual effective tax rate from the 35% federal statutory rate primarily result from the effect of state income taxes and estimated permanent differences primarily reflecting expenses that are not deductible because of IRS limitations.

For the six months ended June 30, 2007 income tax expense was approximately 43% of pretax income. In addition to changes in our estimated annual tax rate for 2007, specific items affecting income tax expense for the six months ended June 30, 2007 included changes in the balances of state deferred tax liabilities as a result of state apportionment changes caused by the purchase of certain oil and gas properties in the second quarter of 2007 plus the impact of changes to certain tax credits related to our enhanced oil recovery operations as a result of a newly issued IRS computational guidelines.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our senior revolving credit facility. At June 30, 2007, we had approximately $585.3 million of availability under our senior revolving credit facility. We have made and will continue to make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas. We have a capital budget for 2007, excluding acquisitions, of approximately $750 million. Currently, we believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our Amended Credit Agreement to meet our short-term and long-term normal recurring operating needs and anticipated capital expenditures.

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties. We use derivative instruments to manage our commodity price risk. The level of derivative activity depends on our view of market conditions, available derivative prices and our operating strategy. In addition, the majority of our capital expenditures is discretionary and could be curtailed if our cash flows declined from expected levels.

Working Capital

At June 30, 2007, we had a working capital deficit of approximately $201 million. Our working capital deficit is affected by fluctuations in the fair value of our commodity derivative instruments and SARs. At June 30, 2007, we had net short-term liabilities of $57 million and $33 million for derivatives and SARs, respectively. Excluding such items our working capital deficit was approximately $111 million. We generally have a working capital deficit because we use excess cash to pay down borrowings under our senior revolving credit facility.

Financing Activities

7 3/4% Senior Notes. In June 2007, we issued $600 million of 7 3/4% Senior Notes due 2015 (the “7 3/4% Senior Notes”) at par. We may redeem all or part of the 7 3/4% Senior Notes on or after June 15, 2011 at specified redemption prices and prior to such date at a “make-whole” redemption price. In addition, prior to June 15, 2010 we may, at our option, redeem up to 35% of the 7 3/4% Senior Notes with the proceeds from certain equity offerings. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the 7 3/4% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase.

7% Senior Notes. In March 2007 we issued $500 million of 7% Senior Notes due 2017 (the “7% Senior Notes”) at par. We may redeem all or part of the 7% Senior Notes on or after March 15, 2012 at specified redemption prices and prior to such date at a “make-whole” redemption price. In addition, prior to March 15, 2010 we may, at our option, redeem up to 35% of the 7% Senior Notes with the proceeds from certain equity offerings. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the 7% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

The 7% Senior Notes and 7 3/4 % Senior Notes are our general unsecured, senior obligations. The 7% Senior Notes and 7 3/4% Senior Notes are jointly and severally guaranteed on a senior unsecured basis by certain of our existing domestic subsidiaries. In the future, the guarantees may be released or terminated under certain circumstances. The 7% Senior Notes and 7 3/4% Senior Notes rank senior in right of payment to all of our existing and future subordinated indebtedness; pari passu in right of payment with any of our existing and future unsecured indebtedness that is not by its terms subordinated to the 7% Senior Notes and 7 3/4% Senior Notes; effectively junior to our existing and future secured indebtedness, including indebtedness under our senior revolving credit facility, to the extent of our assets constituting collateral securing that indebtedness; and effectively subordinate to all existing and future indebtedness and other liabilities (other than indebtedness and liabilities owed to us) of our non-guarantor subsidiaries.

The indentures governing the 7% Senior Notes and 7 3/ 4% Senior Notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur additional debt; make certain investments or pay dividends or distributions on our capital stock or purchase or redeem or retire capital stock; sell assets, including capital stock of our restricted subsidiaries; restrict dividends or other payments by restricted subsidiaries; create liens that secure debt; enter into transactions with affiliates; and merge or consolidate with another company.

Amended Credit Agreement. On May 31, 2007, we entered into the Amended Credit Agreement under which the aggregate commitments of the lenders is $1.3 billion and can be increased to $1.55 billion if certain conditions are met. The Amended Credit Agreement provides for an initial borrowing base of $1.3 billion and a conforming borrowing base of $1.15 billion, each of which will be redetermined on an annual basis, with PXP and the lenders each having the right to one annual interim unscheduled redetermination, and may be adjusted based on PXP’s oil and gas properties, reserves, other indebtedness and other relevant factors. The borrowing base and commitments were reduced to $970 million on the date PXP issued the 7 3/4% Senior Notes. The Amended Credit Agreement also contains a $150 million sub-limit on letters of credit. The Amended Credit Agreement matures on April 23, 2012. Collateral consists of 100% of the shares of stock of our material domestic subsidiaries and mortgages covering at least 75% of the total present value of our domestic oil and gas properties. At June 30, 2007, there was $375 million outstanding under the Amended Credit Agreement.

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

At June 30, 2007, we had $9.7 million in letters of credit outstanding under the Amended Credit Agreement. At that date we were in compliance with the covenants contained in the Amended Credit Agreement and could have borrowed the full amount available under the Amended Credit Agreement. The effective interest rate on our borrowings under the Amended Credit Agreement was 6.375% at June 30, 2007.

Cash Flows

	Six Months Ended June 30,
	2007	2006
	(in millions)
Cash provided by (used in):
Operating activities	$141.3	$405.8
Investing activities	(1,308.8)	(336.7)
Financing activities	1,177.4	(69.2)

Net cash provided by operating activities was $141.3 million in 2007 compared to $405.8 million in 2006. The decrease in net cash provided by operating activities in 2007 is primarily a result of (i) income tax payments of $94 million in 2007 primarily related to the 2006 property sales, (ii) lower operating income primarily related to the 2006 property sales, lower oil prices and increased operating expenses and (iii) the $37.9 million merger termination gain, net of certain merger related costs, received in 2006. As discussed below, certain of our derivative cash payments are classified as financing or investing activities.

Net cash used in investing activities was $1.3 billion in 2007 primarily reflecting the purchase of the Piceance Basin properties of $973.9 million, additions to oil and gas properties of $258.2 million and derivative settlements of $49.1 million. Net cash used in investing activities was $336.7 million in 2006 primarily reflecting additions to oil and gas properties of $289.4 million and derivative settlements of $42.7 million. Derivative settlements related to derivatives that have not been qualified for hedge accounting and do not contain a significant financing element are reflected as investing activities.

Net cash provided by financing activities in 2007 was $1.2 billion, primarily reflecting $1.2 billion in net borrowings, including $1.1 billion from the issuance of the 7% and 7 3/4% senior notes partially offset by $47.5 million for treasury stock purchases. Net cash used in financing activities in 2006 was $69.2 million, primarily reflecting $41.0 million in net repayments under our senior revolving credit facility and the payment of $28.6 million for financing derivative settlements. In 2006, certain of our derivatives are deemed to contain a significant financing element and cash settlements with respect to such derivatives are required to be reflected as financing activities.

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $500 million of our common stock. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. We expect that the funds for these purchases will come primarily from cash flow in excess of capital investments. Since the inception of the repurchase program we have made purchases totaling approximately $342 million under this program and we may expend an additional $158 million under the program.

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

•	the success of our derivative activities;

•	the success of our risk management activities;

•	unexpected difficulties in integrating our operations as a result of any significant acquisitions, including the proposed acquisition of Pogo Producing Company;

•	the effects of competition;

•	the availability (or lack thereof) of acquisition or combination opportunities;

•	the impact of current and future laws and governmental regulations;

•	environmental liabilities that are not covered by an effective indemnity or insurance; and

•	general economic, market, industry or business conditions.

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

See Note 3 to the Consolidated Financial Statements – “Derivative Instruments and Hedging Activities” for a discussion of our derivative activities.

At June 30, 2007, we had the following open commodity derivative positions, none of which were designated as hedging instruments:

Period	Instrument Type	Daily Volumes	Average Price	Index
Sales of Crude Oil Production
2007
July - Dec	Put options	50,000 Bbls	$55.00 Strike price	WTI
2008
Jan - Dec	Put options	42,000 Bbls	$55.00 Strike price	WTI

The only cash settlements we are required to make on these put contracts are option premiums and interest, which are expected to total approximately $56 million in the last six months of 2007 and $58 million in 2008. Such amounts are not included in the fair value of derivatives not designated as hedging instruments in the following table.

The fair value of outstanding crude oil commodity derivative instruments at June 30, 2007 and the change in fair value that would be expected from a 10% price increase/decrease are shown in the table below (in millions):

	Fair Value	Effect of 10%
		Price Increase	Price Decrease
Derivatives not designated as hedging instruments	$19.9	$(10.3)	$21.4

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

The five financial institutions that are contract counterparties for our derivative commodity contracts all have Standard & Poor’s ratings of A or better and all such financial institutions are participating lenders in our revolving credit facility. At June 30, 2007 we were in a net liability position with all such counterparties. Our management intends to continue to maintain derivative arrangements for a portion of our production. These contracts may expose us to the risk of financial loss in certain circumstances.

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of June 30, 2007 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, our internal control over financial reporting can provide only reasonable assurance with respect to our financial reporting and financial statement preparation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2–Unregistered Sales of Equity Securities and Use of Proceeds

On May 31, 2007, we issued one million shares of our common stock to Laramie Energy, LLC as a portion of the purchase price of the Piceance Basin properties. The Piceance Basin properties include interests in oil and gas producing properties covering over 60,000 gross (55,000 net) acres in the Mesaverde geologic section of the Piceance Basin in Colorado, plus associated midstream assets, including a 25% interest in the Collbran Valley Gas Gathering, LLC. The foregoing transaction was made pursuant to Section 4(2) of the Securities Act.

Our Board of Directors has authorized the repurchase of up to $500 million of PXP common stock. The shares are repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. The following is a summary of all repurchases by the Company of its common stock during the three month period ended June 30, 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2007	323,200	$46.98	7,667,300	$158,364,000

ITEM 4 – Submission of Matters to a Vote of Security Holders

The following items were presented for approval to stockholders of record on March 22, 2007 at the Company’s 2007 annual meeting of stockholders, held on May 3, 2007 in Houston, Texas:

	For	Against	Abstained or Withheld
(i) Election of Directors
James C. Flores	61,786,817	—	464,903
Isaac Arnold, Jr.	62,066,939	—	184,781
Alan R. Buckwalter, III	62,077,685	—	174,035
Jerry L. Dees	59,595,350	—	2,656,370
Tom H. Delimitros	61,551,852	—	699,868
Robert L. Gerry, III	61,979,736	—	271,984
John H. Lollar	61,534,564	—	717,156
(ii) Amendments to the Company’s 2004 Stock Incentive Plan (a)	37,806,684	20,326,085	68,725
(iii) Ratification of PricewaterhouseCoopers LLP, independent certified public accountants, as auditors of the Company’s financial statements for the fiscal year ended December 31, 2007	62,186,749	51,266	13,705

(a) There were 4,050,226 broker non-votes.

Of the 72,498,189 shares of common stock issued and outstanding on March 22, 2007, 62,251,720 were present, either in person or by proxy.

ITEM 6 – Exhibits

1.1

Underwriting Agreement, dated June 13, 2007, by and among Plains Exploration & Production Company, the guarantors parties thereto, J.P. Morgan Securities Inc. and the underwriters parties thereto (incorporated by reference to Exhibit 1.1 to the June 19, 2007 Form 8-K (the “June 19, 2007 Form 8-K”)).

4.1

Second Supplemental Indenture, dated June 5, 2007, to Indenture, dated March 13, 2007, between Plains Exploration & Production Company, the subsidiary guarantors parties thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (file no. 333-141110) filed on June 11, 2007).

4.2

Third Supplemental Indenture, dated June 19, 2007, to Indenture, dated as of March 13, 2007, among Plains Exploration & Production Company, the subsidiary guarantors parties thereto and Wells Fargo Bank, N.A., as trustee (including form of 7 3/4% Senior Notes due 2015) (incorporated by reference to Exhibit 4.2 to the June 19, 2007 Form 8-K).

4.3

Amended and Restated Credit Agreement dated as of May 31, 2007, among Plains Exploration & Production Company, as borrower, each of the lenders that is a signatory thereto, and JPMorgan Chase Bank as Administrative Agent (incorporated by reference to Exhibit 4.1 of the June 1, 2007 Form 8-K).

10.1		Amended and Restated Plains Exploration & Production Company 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the May 7, 2007 Form 8-K).

10.2	*	First Amendment to Employment Agreement effective as of November 8, 2006, and dated as of April 26, 2007, between Plains Exploration & Production Company and Winston M. Talbert.

10.3	*	First Amendment to Employment Agreement effective as of November 8, 2006, and dated as of April 26, 2007, between Plains Exploration & Production Company and Doss R. Bourgeois.

10.4

Asset Purchase and Sale Agreement dated April 18, 2007, between Laramie Energy, LLC and Plains Exploration & Production Company (incorporated by reference to Exhibit 10.1 to the April 24, 2007 Form 8-K (the “April 24, 2007 Form 8-K”)).

10.5

Membership Interests Purchase and Sale Agreement dated April 18, 2007 between Laramie Energy, LLC and Plains Exploration & Production Company (incorporated by reference to Exhibit 10.2 to the April 24, 2007 Form 8-K).

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

Items 1, 1A, 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY

Date:	August 7, 2007	By:	/s/ Winston M. Talbert
Winston M. Talbert
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description
1.1

Underwriting Agreement, dated June 13, 2007, by and among Plains Exploration & Production Company, the guarantors parties thereto, J.P. Morgan Securities Inc. and the underwriters parties thereto (incorporated by reference to Exhibit 1.1 to the June 19, 2007 Form 8-K (the “June 19, 2007 Form 8-K”)).

4.1

Second Supplemental Indenture, dated June 5, 2007, to Indenture, dated March 13, 2007, between Plains Exploration & Production Company, the subsidiary guarantors parties thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (file no. 333-141110) filed on June 11, 2007).

4.2

Third Supplemental Indenture, dated June 19, 2007, to Indenture, dated as of March 13, 2007, among Plains Exploration & Production Company, the subsidiary guarantors parties thereto and Wells Fargo Bank, N.A., as trustee (including form of 7 3/4% Senior Notes due 2015) (incorporated by reference to Exhibit 4.2 to the June 19, 2007 Form 8-K).

4.3

Amended and Restated Credit Agreement dated as of May 31, 2007, among Plains Exploration & Production Company, as borrower, each of the lenders that is a signatory thereto, and JPMorgan Chase Bank as Administrative Agent (incorporated by reference to Exhibit 4.1 of the June 1, 2007 Form 8-K).

10.1		Amended and Restated Plains Exploration & Production Company 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the May 7, 2007 Form 8-K).

10.2	*	First Amendment to Employment Agreement effective as of November 8, 2006, and dated as of April 26, 2007, between Plains Exploration & Production Company and Winston M. Talbert.

10.3	*	First Amendment to Employment Agreement effective as of November 8, 2006, and dated as of April 26, 2007, between Plains Exploration & Production Company and Doss R. Bourgeois.

10.4

Asset Purchase and Sale Agreement dated April 18, 2007, between Laramie Energy, LLC and Plains Exploration & Production Company (incorporated by reference to Exhibit 10.1 to the April 24, 2007 Form 8-K (the “April 24, 2007 Form 8-K”)).

10.5

Membership Interests Purchase and Sale Agreement dated April 18, 2007 between Laramie Energy, LLC and Plains Exploration & Production Company (incorporated by reference to Exhibit 10.2 to the April 24, 2007 Form 8-K).

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