Form 10-Q
period 2007-09-30
PLAINS EXPLORATION & PRODUCTION CO
filed 2007-11-01
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

72.8 million shares of Common Stock, $0.01 par value, issued and outstanding at October 29, 2007.

PLAINS EXPLORATION & PRODUCTION COMPANY

(i)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$4,597	$899
Accounts receivable	148,560	113,193
Inventories	12,254	12,394
Deferred income taxes	51,637	51,084
Other current assets	7,986	7,226

	225,034	184,796

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	3,607,209	2,624,277
Not subject to amortization	697,675	142,096
Other property and equipment	80,084	41,392

	4,384,968	2,807,765
Less allowance for depreciation, depletion and amortization	(878,779)	(700,241)

	3,506,189	2,107,524

Goodwill	153,093	158,515

Other Assets	75,259	12,393

	$3,959,575	$2,463,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$207,878	$131,639
Commodity derivative contracts	76,550	95,162
Royalties and revenues payable	42,349	38,159
Stock appreciation rights	49,687	57,429
Interest payable	17,087	1,143
Income taxes payable	—	94,272
Other current liabilities	40,262	42,388

	433,813	460,192

Long-Term Debt
Revolving credit facility	480,000	235,500
7 3/4% Senior Notes	600,000	—
7% Senior Notes	500,000	—

	1,580,000	235,500

Other Long-Term Liabilities
Asset retirement obligation	144,024	133,420
Commodity derivative contracts	35,842	18,114
Other	17,183	19,040

	197,049	170,574

Deferred Income Taxes	500,012	466,279

Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common stock	805	792
Additional paid-in capital	1,049,836	964,472
Retained earnings	543,990	463,864
Treasury stock	(345,930)	(298,445)

	1,248,701	1,130,683

	$3,959,575	$2,463,228

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Oil sales	$276,096	$290,389	$713,197	$828,473
Oil hedging	—	(36,545)	—	(109,632)
Gas sales	22,696	26,724	63,441	89,879
Other operating revenues	177	339	2,571	2,192

	298,969	280,907	779,209	810,912

Costs and Expenses
Production costs
Lease operating expenses	52,696	50,355	147,471	137,258
Steam gas costs	22,349	15,707	76,630	41,327
Electricity	11,197	9,991	29,464	28,777
Production and ad valorem taxes	5,118	6,991	15,419	19,795
Gathering and transportation expenses	3,026	2,291	4,432	5,947
General and administrative	22,007	31,493	74,417	92,530
Depreciation, depletion and amortization	69,731	50,844	180,932	151,528
Accretion	2,297	2,564	6,832	7,506
Gain on sale of oil and gas properties	—	(345,480)	—	(345,480)

	188,421	(175,244)	535,597	139,188

Income from Operations	110,548	456,151	243,612	671,724
Other Income (Expense)
Interest expense	(18,165)	(22,178)	(35,223)	(57,182)
Gain (loss) on mark-to-market derivative contracts	(39,155)	12,340	(75,582)	(299,902)
Gain on termination of merger agreement	—	—	—	37,902
Other	(372)	500	952	2,120

Income Before Income Taxes and Cumulative Effect of Accounting Change	52,856	446,813	133,759	354,662
Income tax (expense) benefit
Current	2,183	(47,490)	2,183	(56,247)
Deferred	(22,179)	(126,630)	(57,194)	(82,319)

Income Before Cumulative Effect of Accounting Change	32,860	272,693	78,748	216,096
Cumulative effect of accounting change, net of tax benefit	—	—	—	(2,182)

Net Income	$32,860	$272,693	$78,748	$213,914

Earnings Per Share
Basic
Income before cumulative effect of accounting change	$0.45	$3.56	$1.09	$2.77
Cumulative effect of accounting change	—	—	—	(0.03)

Net income	$0.45	$3.56	$1.09	$2.74

Diluted
Income before cumulative effect of accounting change	$0.45	$3.50	$1.07	$2.74
Cumulative effect of accounting change	—	—	—	(0.03)

Net income	$0.45	$3.50	$1.07	$2.71

Weighted Average Shares Outstanding
Basic	72,859	76,622	72,499	77,911

Diluted	73,811	77,802	73,526	78,802

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of dollars)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$78,748	$213,914
Items not affecting cash flows from operating activities
Gain on sale of oil and gas properties	—	(345,480)
Depreciation, depletion, amortization and accretion	187,764	159,034
Deferred income taxes	57,194	82,319
Cumulative effect of adoption of accounting change	—	2,182
Commodity derivative contracts	75,582	409,534
Noncash compensation	20,150	32,594
Other noncash items	220	(64)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(31,770)	5,960
Income taxes payable	(94,272)	49,395
Accounts payable and other liabilities	(7,855)	10,764

Net cash provided by operating activities	285,761	620,152

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(476,314)	(456,796)
Acquisition of Piceance Basin properties	(975,407)	—
Proceeds from property sales, net	—	850,427
Derivative settlements	(74,759)	(68,194)
Additions to other property and equipment	(28,588)	(7,467)
Other	(10,869)	—

Net cash (used in) provided by investing activities	(1,565,937)	317,970

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	1,989,565	1,182,700
Repayments	(1,745,065)	(1,454,700)
Proceeds from 7% Senior Notes	500,000	—
Proceeds from 7 3/4% Senior Notes	600,000	—
Cost incurred in connection with financing arrangements	(18,182)	—
Derivative settlements	—	(28,579)
Purchase of treasury stock	(47,485)	(100,817)
Other	5,041	3,971

Net cash provided by (used in) financing activities	1,283,874	(397,425)

Net increase in cash and cash equivalents	3,698	540,697
Cash and cash equivalents, beginning of period	899	1,552

Cash and cash equivalents, end of period	$4,597	$542,249

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Income	$32,860	$272,693	$78,748	$213,914
Other Comprehensive Income
Commodity hedging contracts
Reclassification adjustment for terminated contracts	—	36,545	—	109,632
Related income taxes	—	(14,140)	—	(42,235)

	—	22,405	—	67,397

Comprehensive Income	$32,860	$295,098	$78,748	$281,311

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(share and dollar amounts in thousands)

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance, December 31, 2006	79,172	$792	$964,472	$463,864	(6,730)	$(298,445)	$1,130,683
Cumulative effect of accounting change (Note 5)	—	—	—	1,378	—	—	1,378
Net income	—	—	—	78,748	—	—	78,748
Issuance of common stock	1,000	10	44,530	—	—	—	44,540
Restricted stock awards	347	3	40,773	—	—	—	40,776
Treasury stock transactions	—	—	—	—	(1,026)	(47,485)	(47,485)
Exercise of stock options and other	6	—	61	—	—	—	61

Balance, September 30, 2007	80,525	$805	$1,049,836	$543,990	(7,756)	$(345,930)	$1,248,701

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Organization and Significant Accounting Policies

The condensed consolidated financial statements of Plains Exploration & Production Company, a Delaware corporation (“PXP”, “us”, “our” or “we”), include the accounts of all of its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

We are an independent energy company engaged in the “upstream” oil and gas business. The upstream business acquires, exploits, develops, explores for and produces oil and gas. Our activities are all located in the United States.

These condensed consolidated financial statements and related notes present our consolidated financial position as of September 30, 2007 and December 31, 2006, the results of our operations and our comprehensive income for the three months and nine months ended September 30, 2007 and 2006, our cash flows for the nine months ended September 30, 2007 and 2006 and the changes in our stockholders’ equity for the nine months ended September 30, 2007. All adjustments, consisting only of normal recurring adjustments, that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. The results of our operations for the nine months ended September 30, 2007 are not necessarily indicative of the results of our operations to be expected for the full year.

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

Asset Retirement Obligations. The following table reflects the changes in our asset retirement obligation during the nine months ended September 30, 2007 (in thousands):

Nine Months Ended September 30, 2007
Asset retirement obligation - December 31, 2006	$137,311
Settlements	(2,189)
6,832
Acquisitions	2,591
Asset retirement additions	2,168

Asset retirement obligation - September 30, 2007	$146,713

(1) $2.7 million included in current liabilities.

Earnings Per Share. For the three months and nine months ended September 30, 2007 and 2006, the weighted average shares outstanding for computing basic and diluted earnings per share (“EPS”) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average shares outstanding - basic	72,859	76,622	72,499	77,911
Unvested restricted stock, restricted stock units and stock options	952	1,180	1,027	891

Weighted average shares outstanding - diluted	73,811	77,802	73,526	78,802

In computing earnings per share, no adjustments were made to reported net income.

Inventories. Oil inventories are carried at the lower of the cost to produce or market value and materials and supplies inventories are stated at the lower of cost or market with cost determined on an average cost method. Our inventories consist of (in thousands):

	September 30, 2007	December 31, 2006
Oil	$3,695	$4,954
Materials and supplies	8,559	7,440

	$12,254	$12,394

Stockholders’ Equity. Our Board of Directors has authorized the repurchase of up to $500 million of our common stock. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. In the nine months ended September 30, 2007 we repurchased approximately 1.0 million common shares at a cost of approximately $47 million. Since the inception of the repurchase program we have repurchased a total of approximately 7.7 million common shares at a cost of approximately $342 million and we may expend an additional $158 million under the program.

Stock Based Compensation. We account for stock based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No.123R “Share-Based Payment” (“SFAS 123R”), which requires that the compensation cost relating to share based payment transactions be recognized in financial statements.

Stock based compensation expense for the three months ended September 30, 2007 was $6.7 million of which $5.3 million is included in general and administrative expense (“G&A”), $1.5 million is included in oil and natural gas properties and a reduction in expense of $0.1 million is reflected in lease operating expense. Stock based compensation expense for the three months ended September 30, 2006 was $15.3 million of which $13.2 million is included in G&A, $0.6 million is included in lease operating expense and $1.3 million is included in oil and natural gas properties. For the nine months ended September 30, 2007, stock based compensation expense was $32.9 million of which $25.3 million is included in G&A, $1.5 million is included in lease operating expense and $6.1 million is included in oil and natural gas properties, and for the same period ended September 30, 2006, stock based compensation expense was $47.0 million of which $42.2 million is included in G&A, $0.6 million is included in lease operating expense and $4.0 million is included in oil and natural gas properties.

Certain of our restricted stock units (“RSUs”) were classified as liability awards at December 31, 2006 because we did not have sufficient shares available for issuance under the 2004 Stock Incentive Plan. On May 3, 2007, we received stockholder approval for an amendment to the 2004 Stock Incentive Plan, which increased the number of available shares. As a result, these RSUs were revalued to their fair value on that date and are now classified as equity awards (as defined in SFAS 123R) in our Consolidated Balance Sheet. These RSUs will no longer be revalued each period.

During the nine months ended September 30, 2007, 0.8 million stock appreciation rights (“SARs”) were granted. At September 30, 2007, there were 2.7 million SARs outstanding with a weighted average exercise price of $27.81, and 1.4 million of such SARs were exercisable with a weighted average exercise price of $13.17. During the nine months ended September 30, 2007, 1.1 million RSUs were granted. At September 30, 2007, 5.3 million RSUs were outstanding, all of which are classified as equity awards.

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

Note 2—Long-Term Debt

At September 30, 2007 and December 31, 2006 long-term debt consisted of (in thousands):

	September 30, 2007	December 31, 2006
Senior revolving credit facility	$480,000	$235,500
7 3/4% senior notes	600,000	—
7% senior notes	500,000	—

	$1,580,000	$235,500

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

On May 31, 2007, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement currently has a borrowing base and commitments of $970 million, each of which will be redetermined on an annual basis, with PXP and the lenders each having the right to one annual interim unscheduled redetermination, and may be adjusted based on PXP’s oil and gas properties, reserves, other indebtedness and other relevant factors. The Amended Credit Agreement also contains a $150 million sub-limit on letters of credit. The Amended Credit Agreement matures on April 23, 2012. Collateral consists of 100% of the equity interests of our domestic subsidiaries, 65% of the equity interests of our foreign subsidiaries, and mortgages covering at least 75% of the total present value of our domestic oil and gas properties.

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

At September 30, 2007, we had $7.7 million in letters of credit outstanding under the Amended Credit Agreement. At that date we were in compliance with the covenants contained in the Amended Credit Agreement and could have borrowed the full amount available under the Amended Credit Agreement. The effective interest rate on our borrowings under the Amended Credit Agreement was 6.7% at September 30, 2007.

In connection with the proposed merger of Plains and Pogo Producing Company, Plains has received commitments from several financial institutions to underwrite a new credit facility that will amend and restate its existing credit facility and will be used in part to fund the merger consideration and to provide additional liquidity. The aggregate commitment of the lenders is $2.9 billion. The new credit facility will provide for an initial borrowing base of $2.9 billion that will be adjusted on an interim basis thereafter based on our oil and gas properties, reserves, other indebtedness and other relevant factors. The new credit facility will also include a $250 million sub-limit on letters of credit. We will secure borrowings under the new credit facility, with the equity of certain of our domestic and foreign subsidiaries, and give mortgages covering at least 75% of the total present value of certain of our domestic oil and gas properties. The new credit facility will be subject to substantially all the same terms as are provided for in our existing credit facility.

Note 3—Derivative Instruments and Hedging Activities

General

We use various derivative instruments to manage our exposure to commodity price risk on sales of oil and gas production. All derivative instruments are recorded on the balance sheet at fair value. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value, both realized and unrealized, are recognized currently in our income statement as a gain or loss on mark-to-market derivative contracts. Cash flows are only impacted to the extent the actual settlements under the contracts result in making a payment to or receiving a payment from the counterparty. We do not currently use hedge accounting for our derivative instruments. If a derivative is designated as a cash flow hedge and qualifies for hedge accounting, any unrealized gain or loss is deferred in Accumulated Other Comprehensive Income (“OCI”), a component of Stockholders’ Equity, until the hedged oil and gas production is sold. Realized gains and losses on derivative instruments that are designated as a hedge and qualify for hedge accounting are generally included in oil and gas revenues in the period the hedged volumes are sold. Gains and losses deferred in OCI related to cash flow hedges for which hedge accounting has been discontinued remain in OCI until the related product has been delivered.

In 2006, under SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, certain of our derivatives were deemed to contain a significant financing element because they included off-market terms, and cash settlements with respect to such derivatives are required to be reflected as financing activities in the Statement of Cash Flows. Cash settlements with respect to derivatives for which we use hedge accounting and do not have a significant financing element are reflected as operating activities in the Statement of Cash Flows. Cash settlements with respect to derivatives that are not accounted for as hedges and do not have a significant financing element are reflected as investing activities in the Statement of Cash Flows.

At September 30, 2007 we had the following open commodity derivative positions, none of which were designated as hedging instruments:

Period	Instrument Type	Daily Volumes	Average Price	Index
Sales of Crude Oil Production
2007
Oct - Dec	Put options	50,000 Bbls	$55.00 Strike price	WTI
2008
Jan - Dec	Put options	42,000 Bbls	$55.00 Strike price	WTI
2009
Jan - Dec	Put options	32,500 Bbls	$55.00 Strike price	WTI

The average strike prices for the put options do not reflect the cost to purchase such options. The only cash settlements we are required to make on these purchased put contracts are option premiums of $28 million for the last three months of 2007, $58 million for 2008 and $40 million for 2009, including interest.

Income Statement, Cash Payments and Other Comprehensive Income

During the three months and nine months ended September 30, 2007 and 2006, pre-tax gains and losses recognized in our income statement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Loss (gain) on mark-to-market derivative contracts	$39,155	$(12,340)	$75,582	$299,902
Loss reclassified from OCI and recognized in oil revenues	—	36,545	—	109,632

At December 31, 2006 there were no amounts in OCI. The 2006 amounts that were reclassified from OCI and recognized in oil revenues represent deferred losses attributable to 2006 swaps that were cancelled in 2005.

During the three and nine months ended September 30, 2007 and 2006, cash (payments)/receipts for derivatives were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Mark-to-market contracts
Crude oil options	$(25,615)	$(22,583)	$(74,759)	$(89,559)
Natural gas call options	—	(2,880)	—	(8,545)
Contracts accounted for using hedge accounting
Natural gas purchases	—	—	—	1,331

Note 4—Acquisition

On May 31, 2007, we acquired certain Piceance Basin properties for $975 million in cash, including $10 million in related acquisition costs and $65 million for net cash outflows from the effective date to the closing date (primarily related to capital expenditures for drilling and acreage acquisitions) and issued one million shares of common stock with a fair value of approximately $45 million to the seller, Laramie Energy, LLC. The Piceance Basin properties include interests in oil and gas producing properties in the Mesaverde geologic section of the Piceance Basin in Colorado, plus associated midstream assets, including a 25% interest in the Collbran Valley Gas Gathering, LLC. We allocated the purchase price as follows: $511 million to oil and gas properties subject to amortization, $448 million to oil and gas properties not subject to amortization, $40 million to our investment in the Collbran Valley Gas Gathering, LLC and the remainder to inventory and other properties and equipment. We financed $946 million of the acquisition using our senior revolving credit facility.

Note 5—Income Taxes

Effective January 1, 2007 we adopted FIN 48. This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. At January 1, 2007, we recorded the cumulative effect of the change in accounting principle as a $1.4 million increase in the opening balance of retained earnings, a $0.8 million decrease in goodwill and a $2.2 million reduction in our existing reserves for uncertain tax positions. The adjustment to goodwill relates to tax positions taken with respect to Nuevo Energy Company (“Nuevo”) and 3TEC Energy Corporation in periods prior to our mergers in 2004 and 2003, respectively.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 1996. The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for 2003 and 2004 that is anticipated to be completed by the end of the first quarter 2008. In addition, the IRS has commenced an examination of Nuevo’s U.S. income tax returns for 2003 and 2004 that is anticipated to be completed by the end of the first quarter 2008. As of September 30, 2007, the IRS had not proposed any significant adjustments that would result in a material change to our financial position.

We recognize interest and penalties related to unrecognized tax positions in income tax expense. At January 1, 2007 and September 30, 2007, we had approximately $18.4 million of unrecognized tax benefits. Of these amounts approximately $5.5 million at January 1, 2007 and approximately $4.5 million at September 30, 2007 would affect our effective tax rate if recognized. Included in such amounts are interest and penalties of an immaterial amount.

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

In connection with the sale of certain properties offshore California in December 2004 we retained the responsibility for certain abandonment costs, including removing, dismantling and disposing of the existing offshore platforms. The present value of such abandonment costs, $40 million ($78 million undiscounted), is included in our asset retirement obligation as reflected on our consolidated balance sheet. In addition, we agreed to guarantee the performance of the purchaser with respect to the remaining abandonment obligations related to the properties (approximately $46 million). To secure its abandonment obligations the purchaser of the properties is required to periodically deposit funds into an escrow account. The fair value of our guarantee, $0.3 million, is included in Other Long-Term Liabilities in our consolidated balance sheet.

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

On November 15, 2005, the United States Court of Federal Claims issued a ruling granting the plaintiffs’ motion for summary judgment as to liability and partial summary judgment as to damages in the breach of contract lawsuit Amber Resources Company et al. v. United States, Case No. 02-30c. The Court’s ruling also denied the United States’ motion to dismiss and motion for summary judgment. The United States Court of Federal Claims ruled that the federal government’s imposition of new and onerous requirements that stood as a significant obstacle to oil and gas development breached agreements that it made when it sold 36 federal leases offshore California. The Court further ruled that the Government must give back to the current lessees the more than $1.1 billion in lease bonuses it had received at the time of sale. On October 31, 2006, the Court issued an unfavorable decision on the Plaintiffs motion for partial summary judgment concerning plaintiff’s additional claims regarding the hundreds of millions of dollars that have been spent in the successful efforts to find oil and gas in the disputed lease area, and other matters. Plaintiffs filed a motion for final judgment on November 29, 2006 and the court granted such motion on January 11, 2007. Judgment on the $1.1 billion was filed on January 12, 2007. The United States has filed its notice of appeal and Plaintiffs intend to file a cross-appeal concerning the Court’s October 31, 2006 decision. No payments will be made until all appeals have either been waived or exhausted. We are among the current lessees of the 36 leases. Our share of the $1.1 billion award would be in excess of $80 million if the plaintiffs are successful.

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

Note 7—Consolidating Financial Statements

We are the issuer of $500 million of 7% Senior Notes due 2017, $600 million of 7 3/4% Senior Notes due 2015 and 8.75% Senior Subordinated Notes due 2012, of which $0.1 million principal remains outstanding after retirement of $274.9 million in November 2006, which are jointly and severally guaranteed on a full and unconditional basis by certain of our domestic subsidiaries (referred to as “Guarantor Subsidiaries”). Certain of our subsidiaries do not guarantee the Senior Notes (referred to as “Non-Guarantor Subsidiaries”).

The following financial information presents consolidating financial statements, which include:

•	PXP (the “Issuer” or “Parent”);
•	the Guarantor Subsidiaries on a combined basis;
•	the Non-Guarantor Subsidiaries on a combined basis;
•	elimination entries necessary to consolidate the Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries; and
•	PXP on a consolidated basis.

The condensed consolidating balance sheet as of December 31, 2006 has been revised to correct $66.8 million of deferred income taxes payable that was previously recorded in the accounts of the Issuer but should have been recorded in the accounts of the Guarantor Subsidiaries. Stockholders’ equity in the accounts of the Guarantor Subsidiaries has also been revised to reflect $35.0 million of additional current tax expense for the year ended December 31, 2006. These revisions had no impact on the consolidated or the Non-Guarantor Subsidiaries totals in the condensed consolidating balance sheet as of December 31, 2006. The condensed consolidating statements of income for the three and nine months ended September 30, 2006 have been revised to correct $25.8 million of current tax expense recorded in the accounts of the Issuer that should have been recorded in the accounts of the Guarantor Subsidiaries and $13.8 million of deferred tax expense recorded in the accounts of the Guarantor Subsidiaries that should have been recorded in the accounts of the Issuer. These revisions had no impact on the consolidated or the Non-Guarantor Subsidiaries totals in the condensed consolidating statements of income for the three and nine months ended September 30, 2006. Additionally, the condensed consolidating statement of cash flows for the nine months ended September 30, 2006 has been revised to correct $13.8 million of deferred tax expense recorded as an adjustment to the cash flows from operating activities of the Guarantor Subsidiaries that should have been recorded as an adjustment to the cash flows from operating activities of the Issuer, a $12.0 million reduction in equity earnings and a $25.8 million reduction in advance from affiliate in the accounts of the Issuer and a corresponding reduction in advance to affiliate in the accounts of the Guarantor Subsidiaries. Adjustments were also made to reduce corresponding amounts in the eliminations columns to reflect the changes in the advance to affiliates. These revisions had no impact on the total cash flow for the Issuer and Guarantor Subsidiaries in the condensed consolidating statement of cash flows for the nine months ended September 30, 2006.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

SEPTEMBER 30, 2007

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$4,591	$6	$—	$—	$4,597
Accounts receivable and other current assets	180,204	40,233	—	—	220,437

	184,795	40,239	—	—	225,034

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	2,412,232	1,194,977	—	—	3,607,209
Not subject to amortization	238,270	459,405	—	—	697,675
Other property and equipment	55,719	604	23,761	—	80,084

	2,706,221	1,654,986	23,761	—	4,384,968
Less allowance for depreciation, depletion and amortization	(483,386)	(712,282)	—	316,889	(878,779)

	2,222,835	942,704	23,761	316,889	3,506,189

Investment in and Advances to/from Subsidiaries	1,356,607	(746,044)	(10,652)	(599,911)	—

Other Assets	6,889	221,463	—	—	228,352

	$3,771,126	$458,362	$13,109	$(283,022)	$3,959,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$238,774	$118,489	$—	$—	$357,263
Commodity derivative contracts	76,550	—	—	—	76,550

	315,324	118,489	—	—	433,813

Long-Term Debt	1,580,000	—	—	—	1,580,000

Other Long-Term Liabilities	173,088	23,961	—	—	197,049

Deferred Income Taxes	454,013	(79,252)	—	125,251	500,012

Stockholders’ Equity	1,248,701	395,164	13,109	(408,273)	1,248,701

	$3,771,126	$458,362	$13,109	$(283,022)	$3,959,575

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

DECEMBER 31, 2006

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$896	$3	$—	$—	$899
Accounts receivable and other current assets	156,242	27,655	—	—	183,897

	157,138	27,658	—	—	184,796

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	2,131,959	492,318	—	—	2,624,277
Not subject to amortization	124,830	17,266	—	—	142,096
Other property and equipment	31,237	1,564	8,591	—	41,392

	2,288,026	511,148	8,591	—	2,807,765
Less allowance for depreciation, depletion and amortization	(390,931)	(309,310)	—	—	(700,241)

	1,897,095	201,838	8,591	—	2,107,524

Investment in and Advances to/from Subsidiaries	285,867	133,343	(5,585)	(413,625)	—

Other Assets	(1,674)	172,582	—	—	170,908

	$2,338,426	$535,421	$3,006	$(413,625)	$2,463,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$320,899	$44,131	$—	$—	$365,030
Commodity derivative contracts	95,162	—	—	—	95,162

	416,061	44,131	—	—	460,192

Long-Term Debt	235,500	—	—	—	235,500

Other Long-Term Liabilities	151,365	19,209	—	—	170,574

Deferred Income Taxes	404,817	61,462	—	—	466,279

Stockholders’ Equity	1,130,683	410,619	3,006	(413,625)	1,130,683

	$2,338,426	$535,421	$3,006	$(413,625)	$2,463,228

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$239,707	$36,389	$—	$—	$276,096
Gas sales	4,985	17,711	—	—	22,696
Other operating revenues	81	96	—	—	177

	244,773	54,196	—	—	298,969

Costs and Expenses
Production costs	75,660	18,726	—	—	94,386
General and administrative	17,793	4,214	—	—	22,007
Depreciation, depletion, amortization and accretion	38,035	33,993	—	—	72,028
Full cost ceiling test writedown	—	261,000	—	(261,000)	—

	131,488	317,933	—	(261,000)	188,421

Income from Operations	113,285	(263,737)	—	261,000	110,548
Other Income (Expense)
Equity in earnings of subsidiaries	(10,039)	—	—	10,039	—
Interest expense	(13,884)	(21,433)	—	17,152	(18,165)
Loss on mark-to-market derivative contracts	(39,155)	—	—	—	(39,155)
Interest and other income	17,147	(367)	—	(17,152)	(372)

Income (Loss) Before Income Taxes	67,354	(285,537)	—	271,039	52,856
Income tax benefit (expense)	(34,494)	116,309	—	(101,811)	(19,996)

Net Income (Loss)	$32,860	$(169,228)	$—	$169,228	$32,860

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$224,023	$29,821	$—	$—	$253,844
Gas sales	14,189	12,535	—	—	26,724
Other operating revenues	172	167	—	—	339

	238,384	42,523	—	—	280,907

Costs and Expenses
Production costs	64,167	21,168	—	—	85,335
General and administrative	30,051	1,442	—	—	31,493
Depreciation, depletion, amortization and accretion	32,392	21,016	—	—	53,408
Gain on sale of oil and gas properties	(219,094)	(126,386)	—	—	(345,480)

	(92,484)	(82,760)	—	—	(175,244)

Income from Operations	330,868	125,283	—	—	456,151
Other Income (Expense)
Equity in earnings of subsidiaries	62,613	—	—	(62,613)	—
Interest expense	(19,093)	(3,085)	—	—	(22,178)
Gain on mark-to-market derivative contracts	12,340	—	—	—	12,340
Interest and other income	500	—	—	—	500

Income (Loss) Before Income Taxes	387,228	122,198	—	(62,613)	446,813
Income tax benefit (expense)	114,535	(59,585)	—	—	(174,120)

Net Income (Loss)	$272,693	$62,613	$—	$(62,613)	$272,693

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$620,092	$93,105	$—	$—	$713,197
Gas sales	19,191	44,250	—	—	63,441
Other operating revenues	2,226	345	—	—	2,571

	641,509	137,700	—	—	779,209

Costs and Expenses
Production costs	224,133	49,283	—	—	273,416
General and administrative	63,995	10,422	—	—	74,417
Depreciation, depletion, amortization and accretion	100,141	87,623	—	—	187,764
Full cost ceiling test writedown	—	316,889	—	(316,889)	—

	388,269	464,217	—	(316,889)	535,597

Income (Loss) from Operations	253,240	(326,517)	—	316,889	243,612
Other Income (Expense)
Equity in earnings of subsidiaries	(26,602)	—	—	26,602	—
Interest expense	(21,737)	(36,138)	—	22,652	(35,223)
Loss on mark-to-market derivative contracts	(75,582)	—	—	—	(75,582)
Interest and other income	23,926	(322)	—	(22,652)	952

Income (Loss) Before Income Taxes	153,245	(362,977)	—	343,491	133,759
Income tax benefit (expense)	(74,497)	144,737	—	(125,251)	(55,011)

Net Income (Loss)	$78,748	$(218,240)	$—	$218,240	$78,748

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$624,005	$94,836	$—	$—	$718,841
Gas sales	25,498	64,381	—	—	89,879
Other operating revenues	1,310	882	—	—	2,192

	650,813	160,099	—	—	810,912

Costs and Expenses
Production costs	169,878	63,226	—	—	233,104
General and administrative	89,225	3,305	—	—	92,530
Depreciation, depletion, amortization and accretion	68,670	90,364	—	—	159,034
Gain on sale of oil and gas properties	(219,094)	(126,386)	—	—	(345,480)

	108,679	30,509	—	—	139,188

Income from Operations	542,134	129,590	—	—	671,724
Other Income (Expense)
Equity in earnings of subsidiaries	62,252	—	—	(62,252)	—
Interest expense	(48,621)	(8,561)	—	—	(57,182)
Loss on mark-to-market derivative contracts	(299,902)	—	—	—	(299,902)
Interest and other income	40,022	—	—	—	40,022

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	295,885	121,029	—	(62,252)	354,662
Income tax benefit (expense)	(79,789)	(58,777)	—	—	(138,566)

Net Income (Loss) Before Cumulative Effect of Accounting Change	216,096	62,252	—	(62,252)	216,096
Cumulative effect of accounting change, net of tax benefit	(2,182)	—	—	—	(2,182)

Net Income (Loss)	$213,914	$62,252	$—	$(62,252)	$213,914

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$78,748	$(218,240)	$—	$218,240	$78,748
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization, accretion and impairment	100,141	404,512	—	(316,889)	187,764
Equity in earnings of subsidiaries	26,602	—	—	(26,602)	—
Deferred income taxes	84,799	(152,856)	—	125,251	57,194
Commodity derivative contracts	75,582	—	—	—	75,582
Noncash compensation	18,013	2,137	—	—	20,150
Other noncash items	21	199	—	—	220
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(23,747)	(8,023)	—	—	(31,770)
Income tax payable	(94,272)	—	—	—	(94,272)
Accounts payable and other liabilities	(6,769)	(1,086)	—	—	(7,855)

Net cash provided by operating activities	259,118	26,643	—	—	285,761

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(374,242)	(102,072)	—	—	(476,314)
Acquisition of Piceance Basin properties	(975,407)	—			(975,407)
Derivative settlements	(74,759)	—	—	—	(74,759)
Other	(31,669)	(2,721)	(5,067)	—	(39,457)

Net cash used in investing activities	(1,456,077)	(104,793)	(5,067)	—	(1,565,937)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	1,989,565	—	—	—	1,989,565
Repayments	(1,745,065)	—	—	—	(1,745,065)
Proceeds for issuance of senior notes	1,100,000	—	—	—	1,100,000
Cost incurred in connection with financing arrangements	(18,182)	—	—	—	(18,182)
Investment in and advances to affiliates	(83,220)	78,153	5,067	—	—
Purchase of treasury stock	(47,485)	—	—	—	(47,485)
Other	5,041	—	—	—	5,041

Net cash provided by financing activities	1,200,654	78,153	5,067	—	1,283,874

Net increase in cash and cash equivalents	3,695	3	—	—	3,698
Cash and cash equivalents, beginning of period	896	3	—	—	899

Cash and cash equivalents, end of period	$4,591	$6	$—	$—	$4,597

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$213,914	$62,252	$—	$(62,252)	$213,914
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	68,670	90,364	—	—	159,034
Equity in earnings of subsidiaries	(62,252)	—	—	62,252	—
Deferred income taxes	41,809	40,510	—	—	82,319
Gain on sale of oil and gas properties	(219,094)	(126,386)	—	—	(345,480)
Cumulative effect of adoption of accounting change	2,182	—	—	—	2,182
Commodity derivative contracts	371,869	37,665	—	—	409,534
Noncash compensation	32,594	—	—	—	32,594
Other noncash items	(64)	—	—	—	(64)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	7,486	(1,526)	—	—	5,960
Accounts payable and other liabilities	12,519	(1,755)	—	—	10,764
Income taxes payable	49,395	—	—	—	49,395

Net cash provided by operating activities	519,028	101,124	—	—	620,152

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(335,295)	(121,501)	—	—	(456,796)
Proceeds from property sales, net	850,427	—	—	—	850,427
Derivative settlements	(68,194)	—	—	—	(68,194)
Other	(3,177)	(480)	(3,810)	—	(7,467)

Net cash provided by (used in) investing activities	443,761	(121,981)	(3,810)	—	317,970

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	1,182,700	—	—	—	1,182,700
Repayments	(1,454,700)	—	—	—	(1,454,700)
Derivative settlements	(28,579)	—	—	—	(28,579)
Investment in and advances to affiliates	(24,664)	20,854	3,810	—	—
Purchase treasury stock	(100,817)	—	—	—	(100,817)
Excess tax benefit from stock-based compensation	3,294	—	—	—	3,294
Other	677	—	—	—	677

Net cash provided by (used in) financing activities	(422,089)	20,854	3,810	—	(397,425)

Net increase (decrease) in cash and cash equivalents	540,700	(3)	—	—	540,697
Cash and cash equivalents, beginning of period	1,548	4	—	—	1,552

Cash and cash equivalents, end of period	$542,248	$1	$—	$—	$542,249

Note 8—Proposed Merger with Pogo Producing Company

On July 17, 2007, we announced that we had entered into a definitive agreement to acquire Pogo Producing Company (“Pogo”) in a stock and cash transaction valued at approximately $3.6 billion, based on our July 16, 2007 closing stock price of $51.19 per share. Under the terms of the definitive agreement, Pogo stockholders will receive 0.68201 shares of our common stock and $24.88 of cash for each share of Pogo common stock. Pogo stockholders will have the right to elect to receive cash, stock or both, subject to pro-ration if either the cash or stock election is oversubscribed. When completed, we will issue approximately 40 million shares of common stock and pay approximately $1.5 billion in cash.

The transaction is expected to qualify as a tax free reorganization under Section 368(a) and is expected to be tax free for the stock portion of the consideration received by Pogo stockholders. The Boards of Directors of both companies have approved the merger agreement and each has recommended it to their respective stockholders for approval. The transaction remains subject to stockholder approval from both companies and other customary conditions. Upon closing, our stockholders will own approximately 66% of the combined company and former Pogo stockholders will own approximately 34% of the combined company.

In connection with the proposed merger, Plains has received commitments from several financial institutions to underwrite a new credit facility that will amend and restate its existing credit facility and will be used in part to fund the merger consideration and to provide additional liquidity. The aggregate commitment of the lenders is $2.9 billion.

The special meetings of stockholders of Plains and of Pogo are scheduled for November 6, 2007, and the transaction is expected to close on or near that date. We will account for the Pogo transaction as a purchase under purchase accounting rules and we will continue to use the full cost method of accounting for our oil and gas properties.

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

Assets in our principal focus areas include mature properties with long-lived reserves and significant development and exploitation opportunities as well as newer properties with development, exploitation and exploration potential. Our primary sources of liquidity are cash generated from our operations and our senior revolving credit facility. At September 30, 2007 we had approximately $482 million of availability under our revolving credit facility. Oil and gas capital expenditures, excluding acquisitions, are expected to be $850 million to $950 million for the year ending December 31, 2007. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our senior revolving credit facility to meet our short-term and long-term normal recurring operating needs and anticipated capital expenditures. In addition, the majority of our capital expenditures are discretionary and could be curtailed if our cash flows declined from expected levels.

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties. We use derivative instruments to manage our commodity price risk. For 2007, 2008 and 2009 our derivative position consists exclusively of purchased put option contracts with a strike price of $55.00 on 50,000 barrels per day for 2007, 42,000 barrels per day for 2008 and 32,500 barrels for 2009. The only cash settlements we are required to make on these contracts are option premiums and interest, which are expected to total approximately $28 million in the last three months of 2007, $58 million in 2008 and $40 million in 2009. In return, to the extent the daily average NYMEX price for West Texas Intermediate (“WTI”) crude oil is less than $55.00, we will receive the difference between $55.00 and the daily average NYMEX price for WTI crude oil. Since our remaining derivative position consists entirely of purchased crude oil put options, there will continue to be volatility in derivative gains or losses on our income statement; however, our ultimate potential loss will be limited to the cost of the options. See Item 3 – Quantitative and Qualitative Disclosures About Market Risks.

Property Acquisition

On May 31, 2007, we acquired interests in oil and gas producing properties covering over 60,000 gross (55,000 net) acres in the Mesaverde geologic section of the Piceance Basin in Colorado, plus associated midstream assets, including a 25% interest in the Collbran Valley Gas Gathering, LLC. These properties, which we refer to as the Piceance Basin properties, and which include over 200 producing/productive wells and over 3,000 additional potential drilling locations, produced approximately 6 thousand barrels of oil equivalent (“MBOE”) per day at the closing date, of which approximately 97% was natural gas. As of December 31, 2006, the properties had estimated proved developed reserves of approximately 15 million barrels of oil equivalent (“MMBOE”), of which approximately 97% was natural gas. We paid $975 million in cash, including $10 million in related acquisition costs and $65 million for net cash outflows from the effective date to the closing date (primarily related to capital expenditures for drilling activities and acreage acquisitions) and issued one million shares of common stock with a fair market value of approximately $45 million to the seller, Laramie Energy, LLC, a privately held Delaware limited liability company. We financed $946 million of the acquisition using our senior revolving credit facility.

Proposed Merger with Pogo Producing Company

On July 17, 2007 we announced that we had entered into a definitive agreement to acquire Pogo Producing Company (“Pogo”) in a stock and cash transaction valued at approximately $3.6 billion, based on our July 16, 2007 closing stock price of $51.19 per share. Under the terms of the definitive agreement, Pogo stockholders will receive 0.68201 shares of our common stock and $24.88 of cash for each share of Pogo common stock. Pogo stockholders will have the right to elect to receive cash, stock or both, subject to pro-ration if either the cash or stock election is oversubscribed. When completed, we will issue approximately 40 million shares of common stock and pay approximately $1.5 billion in cash.

The transaction is expected to qualify as a tax free reorganization under Section 368(a) and is expected to be tax free for the stock portion of the consideration received by Pogo stockholders. The Boards of Directors of both companies have approved the merger agreement and each has recommended it to their respective stockholders for approval. The transaction remains subject to stockholder approval from both companies and other customary conditions. Upon closing, our stockholders will own approximately 66% of the combined company and former Pogo stockholders will own approximately 34% of the combined company.

In connection with the proposed merger, Plains has received commitments from several financial institutions to underwrite a new credit facility that will amend and restate its existing credit facility and will be used in part to fund the merger consideration and to provide additional liquidity. The aggregate commitment of the lenders is $2.9 billion. The new credit facility will provide for an initial borrowing base of $2.9 billion that will be adjusted on an interim basis thereafter based on our oil and gas properties, reserves, other indebtedness and other relevant factors. The new credit facility will also include a $250 million sub-limit on letters of credit. We will secure borrowings under the new credit facility, with the equity of certain of our domestic and foreign subsidiaries, and give mortgages covering at least 75% of the total present value of certain of our domestic oil and gas properties. The new credit facility will be subject to substantially all the same terms as are provided for in our existing credit facility.

The special meetings of stockholders of Plains and of Pogo are scheduled for November 6, 2007, and the transaction is expected to close on or near that date. We will account for the Pogo transaction as a purchase under purchase accounting rules and we will continue to use the full cost method of accounting for our oil and gas properties.

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

Our oil and gas production expenses include salaries and benefits of personnel involved in production activities (including stock based compensation), steam gas costs, electric costs, maintenance costs, production, ad valorem and severance taxes, and other costs necessary to operate our producing properties. Depletion of capitalized costs of producing oil and gas properties is provided using the units of production method based upon estimated proved reserves. For purposes of computing depletion, estimated proved reserves are redetermined as of the end of each year and on an interim basis when deemed necessary.

General and administrative expenses (“G&A”) consist primarily of salaries and related benefits of administrative personnel (including stock based compensation), office rent, systems costs and other administrative costs.

Results Overview

In addition to fluctuations as a result of operating in the oil and gas industry, our earnings are subject to volatility due to: (i) gains and losses on derivative contracts subject to mark-to-market accounting as changes occur in the NYMEX price indexes; and (ii) stock appreciation rights (“SARs”), which are accounted for as liability awards under SFAS 123R and are remeasured to fair value each reporting period. The fair value of SARs is related to the market price of our common stock and will fluctuate with movements in our stock price.

In the first nine months of 2007, we reported net income of $78.7 million, or $1.07 per diluted share. In the first nine months of 2006, we reported net income of $213.9 million, or $2.71 per diluted share. Net income for 2006 includes a $345.5 million pre-tax gain on the sale of oil and gas properties, a $37.9 million pre-tax gain on termination of merger agreement, a $299.9 million pre-tax derivative mark to market loss and a non-cash, after-tax expense related to the adoption of SFAS 123R of $2.2 million.

Results of Operations

On May 31, 2007, we acquired interests in oil and gas producing properties covering over 60,000 gross (55,000 net) acres in the Mesaverde geologic section of the Piceance Basin in Colorado, plus associated midstream assets, including a 25% interest in the Collbran Valley Gas Gathering, LLC. These properties, which we refer to as the Piceance Basin properties, and which include over 200 producing/productive wells and over 3,000 additional potential drilling locations, produced an average of 6 MBOE per day during the third quarter, of which approximately 97% is natural gas.

On September 29, 2006, we closed the sale of non-strategic oil and gas properties located primarily in California and Texas to subsidiaries of Occidental Petroleum Corporation (“Occidental”). The properties included our interests in the Asphalto, Buena Vista and Mt. Poso fields in the San Joaquin Valley, the Sansinena field in the Los Angeles Basin, the Pakenham field in West Texas and various other minor properties. This transaction had an effective date of October 1, 2006. On a barrel of oil equivalent basis, these properties represented approximately 12% of our sales volumes for the first nine months of 2006.

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a barrel of oil equivalent (“BOE”) basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales Volumes
Oil and liquids sales (MBbls)	4,369	4,880	12,895	14,418
Gas (MMcf)
Production	5,867	5,728	13,134	17,413
Used in steam operations	561	1,538	1,724	4,022
Sales	5,306	4,190	11,410	13,391
MBOE
Production	5,347	5,835	15,084	17,320
Sales	5,252	5,578	14,796	16,650
Daily Average Volumes
Oil and liquids sales (Bbls)	47,482	53,043	47,233	52,815
Gas (Mcf)
Production	63,768	62,266	48,108	63,782
Used in steam operations	6,096	16,721	6,313	14,732
Sales	57,672	45,545	41,795	49,050
BOE
Production	58,110	63,421	55,251	63,445
Sales	57,094	60,634	54,199	60,990
Unit Economics (in dollars)
Average NYMEX Prices
Oil	$75.15	$70.54	$66.19	$68.25
Gas	6.18	6.62	6.84	7.44
Average Realized Sales Price Before Derivative Transactions
Oil (per Bbl)	$63.19	$59.51	$55.31	$57.46
Gas (per Mcf)	4.28	6.38	5.56	6.71
Per BOE	56.89	56.85	52.49	55.16
Costs and Expenses per BOE Production costs
Lease operating expenses	$10.04	$9.03	$9.96	$8.24
Steam gas costs	4.26	2.82	5.18	2.48
Electricity	2.13	1.79	1.99	1.73
Production and ad valorem taxes	0.97	1.25	1.04	1.19
Gathering and transportation	0.58	0.41	0.30	0.36

The following table reflects cash receipts (payments) made with respect to derivative contracts that settled during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Mark-to-market contracts
Crude oil options	$(25,615)	$(22,583)	$(74,759)	$(89,559)
Natural gas call options	—	(2,880)	—	(8,545)
Contracts accounted for using hedge accounting	—	—	—	1,331

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

Oil and gas revenues. Oil and gas revenues increased $18.2 million, to $298.8 million for 2007 from $280.6 million for 2006. The increase is primarily due to the absence of an oil revenue hedging loss in 2007 partially offset by decreased volumes as a result of the Occidental property sale. Excluding the properties sold from 2006 revenues, oil and gas revenues increased $50.9 million, to $298.8 million for 2007 from $247.9 million for 2006 primarily due to the absence of an oil revenue hedging loss in 2007 and increased gas sales in 2007 due to the acquisition of the Piceance Basin properties.

Oil revenues, excluding the effects of hedging, decreased $14.3 million to $276.1 million for 2007 from $290.4 million for 2006, reflecting lower production ($32.3 million), partially offset by higher realized prices ($18.0 million). Our average realized price for oil increased $3.68 to $63.19 per Bbl for 2007 from $59.51 per Bbl for 2006. The increase in price is primarily attributable to an increase in the NYMEX oil price, which averaged $75.15 per Bbl in 2007 versus $70.54 per Bbl in 2006. Oil sales volumes decreased 5.5 MBbls per day to 47.5 MBbls per day in 2007 from 53.0 MBbls per day in 2006, primarily reflecting the properties sold which had sales of 4.2 MBbls per day in the third quarter of 2006. Hedging had the effect of decreasing our oil revenues by $36.5 million or $7.49 per Bbl in 2006.

Gas revenues decreased $4.0 million to $22.7 million in 2007 from $26.7 million in 2006 due to a decrease in realized prices ($8.8 million) partially offset by increased sales volumes ($4.8 million). Our average realized price for gas was $4.28 per Mcf in 2007 compared to $6.38 per Mcf in 2006. Our realized price for gas decreased due to a decrease in the index price for natural gas ($0.44 per Mcf) and the higher differentials for the Piceance Basin properties. Our average differential for gas sold in the Piceance Basin was $3.36 per Mcf during the third quarter of 2007. Gas sales volumes increased from 45.5 MMcf per day in 2006 to 57.7 MMcf per day in 2007, primarily reflecting the impact of properties purchased in the Piceance Basin which had sales of 32.6 MMcf per day in the third quarter of 2007, partially offset by properties sold to Occidental which produced 17.0 MMcf per day.

Lease operating expenses. Lease operating expenses increased $2.3 million, to $52.7 million in 2007 from $50.4 million in 2006. Excluding the properties sold from 2006 costs, lease operating expenses increased $10.4 million, to $52.7 million in 2007 from $42.3 in 2006. The increase is primarily attributable to the acquisition of the Piceance Basin properties $(2.3 million), higher expenditures for repairs and maintenance and well workovers and general cost increases from service providers. Excluding the properties sold, on a per unit basis lease operating expenses increased to $10.04 per BOE in 2007 versus $8.59 per BOE in 2006.

Steam gas costs. Steam gas costs increased $6.6 million, to $22.3 million in 2007 from $15.7 million in 2006, primarily reflecting higher steam volumes and higher cost of gas used in steam generation. In 2007 we burned approximately 4.0 Bcf of natural gas at a cost of approximately $5.52 per Mcf compared to 3.9 Bcf at a cost of approximately $4.03 per Mcf in 2006. The higher cost per Mcf in 2007 principally reflects that substantially all of the gas burned in 2007 was purchased while in 2006 approximately one quarter of the gas burned was produced from the Company’s properties and costs for these volumes consisted only of transportation costs.

Electricity. Electricity increased $1.2 million, to $11.2 million in 2007 from $10.0 million in 2006. Excluding the properties sold from 2006 costs, electricity increased $2.3 million, to $11.2 million in 2007 from $8.9 million in 2006, primarily reflecting higher usage. Excluding the properties sold, on a per unit basis electricity increased to $2.13 per BOE in 2007 versus $1.81 per BOE in 2006.

Production and ad valorem taxes. Production and ad valorem taxes decreased $1.9 million, to $5.1 million in 2007 from $7.0 million in 2006. Excluding the properties sold from 2006 costs, production and ad valorem taxes decreased $0.5 million, to $5.1 million in 2007 from $5.6 million in 2006 due to $0.6 million of production tax abatements in Texas.

Gathering and transportation expenses. Gathering and transportation expenses increased $0.7 million, to $3.0 million in 2007 from $2.3 million in 2006. Excluding the properties sold from 2006 costs, gathering and transportation costs increased $2.9 million to $3.0 million in 2007 from $0.1 million in 2006, primarily reflecting the Piceance Basin property acquisition.

General and administrative expense. G&A expense decreased $9.5 million, to $22.0 million in 2007 compared to $31.5 million in 2006. The decrease is primarily due to lower stock based compensation expense as a result of a decrease in the fair value of our stock appreciation rights, or SARs, due to fluctuations in our stock price between the two periods.

G&A expense does not include amounts capitalized as part of our acquisition, exploration and development activities. Capitalized costs increased to $9.0 million in 2007 compared to $6.1 million in 2006, primarily reflecting increases in our acquisition, exploration and development activities.

Depreciation, depletion and amortization, or DD&A. DD&A expense increased $18.9 million, to $69.7 million in 2007 from $50.8 million in 2006. The increase was attributable to our oil and gas DD&A, primarily due to a higher per unit rate. Our average oil and gas unit of production rate increased to $12.64 per BOE in 2007 compared to $8.45 per BOE in 2006. The increase primarily reflects the effect of increased future development costs, higher cost reserve additions, exploration costs and property acquisitions.

Accretion expense. Accretion expense decreased $0.3 million, to $2.3 million in 2007 from $2.6 million in 2006. Accretion expense for 2006 included $0.4 million attributable to the properties sold to Occidental. Excluding such expense the $0.1 million increase primarily reflects higher estimated future costs of our abandonment obligations.

Gain on sale of oil and gas properties. On September 29, 2006 we closed on the sale of oil and gas properties to subsidiaries of Occidental and recognized a $345.5 million pre-tax gain.

Interest expense. Interest expense decreased $4.0 million, to $18.2 million in the third quarter of 2007 from $22.2 million in 2006 due primarily to an increase of $8.4 million in the amount of interest capitalized on unproved properties that are not subject to amortization and in the process of development. Gross interest expense before capitalization increased from $24.8 million in the third quarter of 2006 to $29.3 million in the same period of 2007 due to higher outstanding debt as a result of the acquisition of the Piceance Basin properties partially offset by decreased interest on derivatives.

Gain (loss) on mark-to-market derivative contracts. We do not currently use hedge accounting for our derivative instruments. Consequently, these derivative contracts are marked-to-market each quarter with fair value gains and losses, both realized and unrealized, recognized currently as a gain or loss on mark-to-market derivative contracts on the income statement. Cash flow is only impacted to the extent the actual settlements under the contracts result in making or receiving a payment from the counterparty.

In 2007 we recognized a $39.2 million loss related to mark-to-market derivative contracts and cash payments totaled $25.6 million. In 2006 we recognized a $12.3 million gain related to mark-to-market derivative contracts and cash payments totaled $25.5 million.

Our derivative position in 2007 consists of purchased crude oil put options and our ultimate potential loss on these contracts will be limited to the cost of the options.

Income taxes. During interim periods income tax expense is generally based on the estimated effective income tax rate that is expected for the entire year plus any significant, unusual or infrequently occurring items which are recorded in the period that the specific item occurs. As pre-tax book income changes in future quarters, our effective tax rate may increase or decrease. Variances in our estimated annual effective tax rate from the 35% federal statutory rate primarily result from the effect of state income taxes and estimated permanent differences primarily reflecting expenses that are not deductible because of IRS limitations.

For the third quarter of 2007 income tax expense was approximately 38% of pretax income. In addition to changes in our estimated annual tax rate for 2007, specific items affecting income tax expense for the third quarter included changes in the balances of state deferred tax liabilities as a result of state apportionment changes plus the impact of changes resulting from the filing of certain federal and state tax returns in the third quarter of 2007.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

Oil and gas revenues. Oil and gas revenues decreased $32.1 million, to $776.6 million for 2007 from $808.7 million for 2006 primarily due to the Occidental property sale and a decrease in realized prices of $2.67 per BOE, partially offset by the absence of an oil revenue hedging loss in 2007. Excluding the properties sold from 2006 revenues, oil and gas revenues increased $66.4 million, to $776.7 million in 2007 from $710.3 million for 2006 primarily due to the absence of an oil revenue hedging loss in 2007, partially offset by a decrease in price of $2.67 per BOE. Hedging decreased revenues by $109.6 million in 2006.

Oil revenues excluding the effects of hedging, decreased $115.3 million to $713.2 million for 2007 from $828.5 million for 2006 reflecting lower realized prices ($31.1 million) and lower production ($84.2 million). Our average realized price for oil decreased $2.15 to $55.31 per Bbl for 2007 from $57.46 per Bbl for 2006. The decrease is primarily attributable to a decline in the NYMEX oil price, which averaged $66.19 per Bbl in 2007 versus $68.25 per Bbl in 2006. Oil sales volumes decreased 5.6 MBbls per day to 47.2 MBbls per day in 2007 from 52.8 MBbls per day in 2006, primarily reflecting the properties sold which had sales of 4.4 MBbls per day in 2006. Hedging had the effect of decreasing our oil revenues by $109.6 million or $7.60 per Bbl in 2006.

Gas revenues, decreased $26.5 million to $63.4 million in 2007 from $89.9 million in 2006 due to decreased sales volumes ($11.0 million) and a decrease in realized prices ($15.5 million). Our average realized price for gas was $5.56 per Mcf in 2007 compared to $6.71 per Mcf in 2006. Gas sales volumes decreased from 49.1 MMcf per day in 2006 to 41.8 MMcf per day in 2007 primarily reflecting the impact of properties sold which had sales of 17.9 MMcf per day in the 2006, offset by the increase in production from the Piceance Basin properties.

Lease operating expenses. Lease operating expenses increased $10.2 million, to $147.5 million in 2007 from $137.3 million in 2006. Excluding the properties sold from 2006 costs, lease operating expenses increased $31.4 million, to $147.5 million in 2007 from $116.1 million in 2006. The increase is primarily attributable to higher expenditures for repairs and maintenance and well workovers, increased labor costs, general cost increases from service providers and the acquisition of the Piceance Basin properties. Excluding the properties sold, on a per unit basis, lease operating expenses increased to $9.96 per BOE in 2007 versus $7.93 per BOE in 2006.

Steam gas costs. Steam gas costs increased $35.3 million, to $76.6 million in 2007 from $41.3 million in 2006, primarily reflecting higher steam volumes and higher cost of gas used in steam generation. In 2007 we burned approximately 12.5 Bcf of natural gas at a cost of approximately $6.14 per Mcf compared to 10.5 Bcf at a cost of $3.95 per Mcf in 2006. The higher cost per Mcf in 2007 principally reflects that substantially all of the gas burned in 2007 was purchased while in 2006 approximately one third of the gas burned was produced from the Company’s properties and costs for these volumes consisted only of transportation costs.

Electricity. Electricity increased $0.7 million, to $29.5 million in 2007 from $28.8 million in 2006. Excluding the properties sold from 2006 costs, electricity increased $3.2 million, to $29.5 million in 2007 from $26.3 million in 2006, primarily reflecting higher usage. Excluding the properties sold, on a per unit basis, electricity increased to $1.99 per BOE in 2007 versus $1.79 per BOE in 2006.

Production and ad valorem taxes. Production and ad valorem taxes decreased $4.4 million, to $15.4 million in 2007 from $19.8 million in 2006. Excluding the properties sold from 2006 costs, production and ad valorem taxes increased $1.0 million, to $15.4 million in 2007 from $14.4 million in 2006 primarily reflecting higher ad valorem taxes due to higher property tax basis and the acquisition of the Piceance Basin properties.

Gathering and transportation expenses. Gathering and transportation expenses decreased $1.5 million, to $4.4 million in 2007 from $5.9 million in 2006. Excluding the properties sold from 2006 costs, gathering and transportation expenses increased $4.0 million to $4.4 million in 2007 from $0.4 million in 2006 due to the acquisition of the Piceance Basin properties.

General and administrative expense. G&A expense decreased $18.1 million to $74.4 million in 2007 compared to $92.5 million in 2006. The decrease is primarily due to lower stock based compensation expense as a result of a decrease in the fair value of our SARs due to fluctuations in our stock price between the two periods. In addition, 2006 G&A expense includes approximately $11.0 million related to officer resignations. No similar activity occurred in 2007.

G&A expense does not include amounts capitalized as part of our acquisition, exploration and development activities. Capitalized costs increased to $27.5 million in 2007 compared to $22.0 million in 2006, primarily reflecting increased acquisition, exploration and development activities.

Depreciation, depletion and amortization, or DD&A. DD&A expense increased $29.4 million, to $180.9 million in 2007 from $151.5 million in 2006. The increase was attributable to our oil and gas DD&A, primarily due to a higher per unit rate. Our oil and gas unit of production rate increased to $11.59 per BOE in 2007 compared to $8.45 per BOE in 2006. The increase primarily reflects the effect of increased future development costs, higher costs of reserve additions, exploration costs and property acquisitions.

Accretion expense. Accretion expense decreased $0.7 million, to $6.8 million in 2007 from $7.5 million in 2006. Accretion expense for 2006 included $1.3 million attributable to the properties sold to Occidental. Excluding such expense the $0.6 million increase primarily reflects higher estimated future costs of our abandonment obligations.

Gain on sale of oil and gas properties. On September 29, 2006 we closed on the sale of oil and gas properties to subsidiaries of Occidental and recognized a $345.5 million pre-tax gain.

Interest expense. Interest expense decreased $22.0 million, to $35.2 million in 2007 from $57.2 million in 2006 due primarily to an increase of $11.6 million in the amount of interest capitalized on unproved properties that are not subject to amortization and in the process of development and decreased interest on derivatives. Gross interest expense before capitalization decreased from $63.7 million in 2006 to $53.5 million due to decreased interest on derivatives, partially offset by increased outstanding debt in the third quarter as a result of the acquisition of the Piceance Basin properties.

Gain (loss) on mark-to-market derivative contracts. We do not currently use hedge accounting for our derivative instruments. Consequently, these derivative contracts are marked-to-market each quarter with fair value gains and losses, both realized and unrealized, recognized currently as a gain or loss on mark-to-market derivative contracts on the income statement. Cash flow is only impacted to the extent the actual settlements under the contracts result in making or receiving a payment from the counterparty.

In 2007 we recognized a $75.6 million loss related to mark-to-market derivative contracts and cash payments totaled $74.8 million. In 2006 we recognized a $299.9 million loss related to mark-to-market derivative contracts and cash payments totaled $96.8 million. Our derivative position in 2007 consists solely of purchased crude oil options and our ultimate potential loss on these contracts will be limited to the cost of the options. In 2006 the derivative losses were primarily related to crude oil collars.

Gain on termination of merger agreement. On April 24, 2006 we announced that we had entered into a definitive agreement to acquire Stone Energy Corporation in a stock-for-stock transaction. On June 22, 2006 the agreement was terminated by Stone in order for Stone to enter into a merger agreement with another company. In connection with the termination of the merger agreement we received a termination fee of $43.5 million. The gain recognized in 2006 reflects the termination fee net of certain merger related costs incurred by the Company.

Income taxes. During interim periods income tax expense is generally based on the estimated effective income tax rate that is expected for the entire year plus any significant, unusual or infrequently occurring items which are recorded in the period that the specific item occurs. As pre-tax book income changes in future quarters, our effective tax rate may increase or decrease. Variances in our estimated annual effective tax rate from the 35% federal statutory rate primarily result from the effect of state income taxes and estimated permanent differences primarily reflecting expenses that are not deductible because of IRS limitations.

For the nine months ended September 30, 2007 income tax expense was approximately 41% of pretax income. In addition to changes in our estimated annual tax rate for 2007, specific items affecting income tax expense for the nine months ended September 30, 2007 included changes in the balances of state deferred tax liabilities as a result of state apportionment changes caused by the purchase of certain oil and gas properties in the second quarter of 2007 and the impact of changes to certain tax credits related to our enhanced oil recovery operations as a result of a newly issued IRS computational guidelines.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our senior revolving credit facility. At September 30, 2007 we had approximately $482 million of availability under our senior revolving credit facility. We have made and will continue to make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas. Oil and gas capital expenditures, excluding acquisitions, are expected to be $850 million to $950 million for the year ending December 31, 2007. Currently, we believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our senior revolving credit facility to meet our short-term and long-term normal recurring operating needs and anticipated capital expenditures.

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

Working Capital

At September 30, 2007, we had a working capital deficit of approximately $209 million. Our working capital deficit is affected by fluctuations in the fair value of our commodity derivative instruments and SARs. At September 30, 2007, we had net short-term liabilities of $54 million and $30 million for derivatives and SARs, respectively. Excluding such items our working capital deficit was approximately $125 million primarily due to our drilling activities. We generally have a working capital deficit because we use excess cash to pay down borrowings under our senior revolving credit facility.

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

The 7% Senior Notes and 7 3/4% Senior Notes are our general unsecured, senior obligations. The 7% Senior Notes and 7 3/4% Senior Notes are jointly and severally guaranteed on a senior unsecured basis by certain of our existing domestic subsidiaries. In the future, the guarantees may be released or terminated under certain circumstances. The 7% Senior Notes and 7 3/4% Senior Notes rank senior in right of payment to all of our existing and future subordinated indebtedness; pari passu in right of payment with any of our existing and future unsecured indebtedness that is not by its terms subordinated to the 7% Senior Notes and 7 3/4% Senior Notes; effectively junior to our existing and future secured indebtedness, including indebtedness under our senior revolving credit facility, to the extent of our assets constituting collateral securing that indebtedness; and effectively subordinate to all existing and future indebtedness and other liabilities (other than indebtedness and liabilities owed to us) of our non-guarantor subsidiaries.

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

Amended Credit Agreement. On May 31, 2007, we entered into the Amended Credit Agreement. The Amended Credit Agreement currently has a borrowing base and commitments of $970 million, each of which will be redetermined on an annual basis, with PXP and the lenders each having the right to one annual interim unscheduled redetermination, and may be adjusted based on PXP’s oil and gas properties, reserves, other indebtedness and other relevant factors. The Amended Credit Agreement also contains a $150 million sub-limit on letters of credit. The Amended Credit Agreement matures on April 23, 2012. Collateral consists of 100% of the equity interests of our domestic subsidiaries, 65% of the equity interests of our foreign subsidiaries and mortgages covering at least 75% of the total present value of our domestic oil and gas properties. At September 30, 2007, there was $480 million outstanding under the Amended Credit Agreement.

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

In connection with the proposed merger with Pogo, Plains has received commitments from several financial institutions to underwrite a new credit facility that will amend and restate its existing credit facility and will be used in part to fund the merger consideration and to provide additional liquidity. The aggregate commitment of the lenders is $2.9 billion. The new credit facility will provide for an initial borrowing base of $2.9 billion that will be adjusted on an interim basis thereafter based on our oil and gas properties, reserves, other indebtedness and other relevant factors. The new credit facility will also include a $250 million sub-limit on letters of credit. We will secure borrowings under the new credit facility, with the equity of certain of our domestic and foreign subsidiaries, and give mortgages covering at least 75% of the total present value of certain of our domestic oil and gas properties. The new credit facility will be subject to substantially all the same terms, including acceleration provisions, as are provided for in our existing credit facility.

At September 30, 2007, we had $7.7 million in letters of credit outstanding under the Amended Credit Agreement. At that date we were in compliance with the covenants contained in the Amended Credit Agreement and could have borrowed the full amount available under the Amended Credit Agreement. The effective interest rate on our borrowings under the Amended Credit Agreement was 6.7% at September 30, 2007.

Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(in millions)
Cash provided by (used in):
Operating activities	$285.8	$620.1
Investing activities	(1,565.9)	318.0
Financing activities	1,283.8	(397.4)

Net cash provided by operating activities was $285.8 million in 2007 compared to $620.1 million in 2006. The decrease in net cash provided by operating activities in 2007 is primarily a result of (i) income tax payments of $94.2 million in 2007 primarily related to the gain recognized in connection with the 2006 property sales, (ii) lower operating income primarily related to the 2006 property sales, lower oil prices, and increased operating expenses and (iii) the $37.9 million merger termination gain, net of certain merger related costs, received in 2006. As discussed below, certain of our derivative cash payments are classified as financing or investing activities.

Net cash used in investing activities was $1.6 billion in 2007 primarily reflecting the purchase of the Piceance Basin properties of $975.4 million, additions to oil and gas properties of $476.3 million and derivative settlements of $74.8 million. Net cash provided by investing activities was $318.0 million in 2006 primarily reflecting the $850.4 million proceeds, net of related costs and expenses, from the sale of oil and gas properties to Occidental, partially offset by additions to oil and gas properties of $456.8 million and derivative settlements of $68.2 million. Derivative settlements related to derivatives that are not accounted for as hedges and do not contain a significant financing element are reflected as investing activities.

Net cash provided by financing activities in 2007 was $1.3 billion, primarily reflecting $1.3 billion of net borrowings, including $1.1 billion from the issuance of the 7% and 7 3/4% senior notes partially offset by $47.5 million for treasury stock purchases. Net cash used in financing activities in 2006 was $397.4 million, primarily reflecting $272.0 million in net repayments under our revolving credit facilities, the payment of $100.8 million to purchase treasury stock and the payment of $28.6 million in financing derivative settlements. In 2006, certain of our derivatives were deemed to contain a significant financing element and cash settlements with respect to such derivatives were required to be reflected as financing activities.

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $500 million of our common stock. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. We expect that the funds for these purchases will come primarily from cash flow in excess of capital investments. Since the inception of the repurchase program, we have made purchases totaling approximately $342 million and may expend an additional $158 million under the program.

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

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risks

Commodity Price Risk

Our primary market risk is oil and gas commodity prices. Historically the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. We use various derivative instruments to manage our exposure to commodity price risk on sales of oil and gas production. All derivative instruments are recorded on the balance sheet at fair value. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value, both realized and unrealized, are recognized currently in our income statement as a gain or loss on mark-to-market derivative contracts. Cash flows are only impacted to the extent the actual settlements under the contracts result in making a payment to or receiving a payment from the counterparty. We do not currently use hedge accounting for our derivative instruments. If a derivative is designated as a cash flow hedge and qualifies for hedge accounting, any unrealized gain or loss is deferred in accumulated Other Comprehensive Income (“OCI”), a component of Stockholders’ Equity, until the hedged oil and gas production is sold. Realized gains and losses on derivative instruments that are designated as a hedge and qualify for hedge accounting are generally included in oil and gas revenues in the period the hedged volumes are sold. Gains and losses deferred in OCI related to cash flow hedges for which hedge accounting has been discontinued remain in OCI until the related product has been delivered.

See Note 3 to the Consolidated Financial Statements – “Derivative Instruments and Hedging Activities” for a discussion of our derivative activities.

At September 30, 2007 we had the following open commodity derivative positions, none of which were designated as hedging instruments:

Period	Instrument Type	Daily Volumes	Average Price	Index
Sales of Crude Oil Production
2007
Oct - Dec	Put options	50,000 Bbls	$55.00 Strike price	WTI
2008
Jan - Dec	Put options	42,000 Bbls	$55.00 Strike price	WTI
2009
Jan - Dec	Put options	32,500 Bbls	$55.00 Strike price	WTI

The fair value of outstanding crude oil commodity derivative instruments and the change in fair value that would be expected from a 10% price increase are shown in the table below (in millions):

	Fair Value	Effect of 10%
		Price Increase	Price Decrease
Crude oil put options	$17.2	$(9.4)	$20.2

The fair value of the commodity derivative contracts is estimated based on quoted prices from independent reporting services compared to the contract price of the agreement, and approximate the gain or loss that would have been realized if the contracts had been closed out at period end. The fair value does not include the deferred premiums on the purchased put options. All positions offset physical positions exposed to the cash market. None of these offsetting physical positions are included in the above table. Price risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.

The six financial institutions that are contract counterparties for our derivative commodity contracts all have Standard & Poor’s ratings of A or better and all such financial institutions are participating lenders in our revolving credit facility. At September 30, 2007 we were in a net liability position with all such counterparties. Our management intends to continue to maintain derivative arrangements for a portion of our production. These contracts may expose us to the risk of financial loss in certain circumstances.

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of September 30, 2007 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, our internal control over financial reporting can provide only reasonable assurance with respect to our financial reporting and financial statement preparation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6 – Exhibits

Exhibit No.		Description
2.1

Agreement and Plan of Merger, dated July 17, 2007, by and among Plains Exploration and Production Company, PXP Acquisition LLC and Pogo Producing Company (incorporated by reference to Exhibit 2.1 to the July 18, 2007 Form 8-K).

10.1	*	Amended and Restated Plains Exploration and Production Company 2004 Stock Incentive Plan.

31.1	*	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Items 1, 1A, 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY

Date:	November 1, 2007	By:	/s/ Winston M. Talbert
Winston M. Talbert
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description
2.1

Agreement and Plan of Merger, dated July 17, 2007, by and among Plains Exploration and Production Company, PXP Acquisition LLC and Pogo Producing Company (incorporated by reference to Exhibit 2.1 to the July 18, 2007 Form 8-K).

10.1	*	Amended and Restated Plains Exploration and Production Company 2004 Stock Incentive Plan.

31.1	*	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith