Form 10-Q
period 2008-03-31
PLAINS EXPLORATION & PRODUCTION CO
filed 2008-05-08
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

107.5 million shares of Common Stock, $0.01 par value, issued and outstanding at April 30, 2008.

PLAINS EXPLORATION & PRODUCTION COMPANY

(i)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$8,309	$25,446
Restricted cash	59,617	59,092
Accounts receivable	280,716	304,972
Inventories	21,474	18,394
Deferred income taxes	170,896	229,893
Other current assets	19,047	37,123

	560,059	674,920

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	6,550,559	7,340,238
Not subject to amortization	1,309,790	1,951,783
Other property and equipment	108,617	85,928

	7,968,966	9,377,949
Less allowance for depreciation, depletion and amortization	(1,141,114)	(1,000,722)

	6,827,852	8,377,227

Goodwill	533,412	536,822

Cash Held in Escrow	280,357	—

Other Assets	95,342	104,382

	$8,297,022	$9,693,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$233,833	$319,583
Commodity derivative contracts	73,737	79,938
Royalties and revenues payable	132,035	132,919
Stock appreciation rights	15,177	63,106
Interest payable	20,031	25,330
Income taxes payable	29,594	3,492
Accrued merger expenses	65,761	77,980
Other current liabilities	85,376	115,698

	655,544	818,046

Long-Term Debt
Revolving credit facility	1,060,000	2,205,000
7 3/4% Senior Notes	600,000	600,000
7% Senior Notes	500,000	500,000

	2,160,000	3,305,000

Other Long-Term Liabilities
Asset retirement obligation	173,824	184,080
Commodity derivative contracts	24,749	33,821
Other	77,328	54,726

	275,901	272,627

Deferred Income Taxes	1,959,811	1,959,431

Commitments and Contingencies (Note 9)
Stockholders’ Equity
Common stock	1,128	1,128
Additional paid-in capital	2,704,951	2,711,617
Retained earnings	787,494	623,993
Accumulated other comprehensive income	1,542	1,566
Treasury stock	(249,349)	(57)

	3,245,766	3,338,247

	$8,297,022	$9,693,351

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues
Oil sales	$456,584	$205,518
Gas sales	164,069	17,535
Other operating revenues	2,424	1,640

	623,077	224,693

Costs and Expenses
Production costs
Lease operating expenses	74,508	44,663
Steam gas costs	32,158	26,357
Electricity	11,637	8,767
Production and ad valorem taxes	26,228	5,259
Gathering and transportation expenses	8,489	186
General and administrative	39,928	22,497
Depreciation, depletion and amortization	140,853	52,678
Accretion	3,387	2,262

	337,188	162,669

Income from Operations	285,889	62,024
Other Income (Expense)
Gain on sale of assets	34,658	—
Interest expense	(30,609)	(5,360)
Debt extinguishment costs	(10,263)	—
Loss on mark-to-market derivative contracts	(9,481)	(20,590)
Interest and other income (expense)	(25)	577

Income Before Income Taxes	270,169	36,651
Income tax expense
Current	(40,537)	—
Deferred	(66,131)	(16,081)

Net Income	$163,501	$20,570

Earnings per Share
Basic	$1.46	$0.28
Diluted	$1.43	$0.28
Weighted Average Shares Outstanding
Basic	112,171	72,463

Diluted	114,156	73,490

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of dollars)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$163,501	$20,570
Items not affecting cash flows from operating activities
Gain on sale of assets	(34,658)	—
Depreciation, depletion, amortization and accretion	144,240	54,940
Deferred income taxes	66,131	16,081
Debt extinguishment costs	10,263	—
Commodity derivative contracts	9,481	20,590
Noncash compensation	12,073	5,904
Other noncash items	950	(7)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	14,520	1,126
Accounts payable and other liabilities	(93,330)	(1,879)
Stock appreciation rights	(49,358)	(3,099)
Income tax receivable/payable	40,941	(94,272)

Net cash provided by operating activities	284,754	19,954

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(274,568)	(144,901)
Derivative settlements	(16,647)	(23,528)
Proceeds from property sales, net of costs and expenses	1,709,880	—
Increase in restricted cash and cash held in escrow	(280,882)	—
Additions to other property and equipment	(22,689)	(4,390)
Other	(14,242)	—

Net cash provided by (used in) investing activities	1,100,852	(172,819)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	3,154,441	336,775
Repayments	(4,299,441)	(572,275)
Proceeds from issuance of long-term debt	—	500,000
Cost incurred in connection with financing arrangements	(137)	(7,945)
Derivative settlements	(5,190)	—
Purchase of treasury stock	(271,807)	(32,292)
Other	19,391	1,879

Net cash (used in) provided by financing activities	(1,402,743)	226,142

Net (decrease) increase in cash and cash equivalents	(17,137)	73,277
Cash and cash equivalents, beginning of period	25,446	899

Cash and cash equivalents, end of period	$8,309	$74,176

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(share and dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2007	112,841	$1,128	$2,711,617	$623,993	$1,566	(1)	$(57)	$3,338,247
Net income	—	—	—	163,501	—	—	—	163,501
Restricted stock awards	—	—	15,622	—	—	—	—	15,622
Treasury stock purchases	—	—	—	—	—	(5,161)	(271,807)	(271,807)
Issuance of treasury stock for restricted stock awards	—	—	(22,515)	—	—	414	22,515	—
Other comprehensive income	—	—	—	—	(24)	—	—	(24)
Exercise of stock options	13	—	227	—	—	—	—	227

Balance at March 31, 2008	112,854	$1,128	$2,704,951	$787,494	$1,542	(4,748)	$(249,349)	$3,245,766

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Organization and Significant Accounting Policies

The consolidated financial statements of Plains Exploration & Production Company, a Delaware corporation (“PXP”, “us”, “our”, or “we”), include the accounts of all its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year statements to conform to the current year presentation.

We are an independent energy company that is engaged in the “upstream” oil and gas business. The upstream business acquires, develops, explores for and produces oil and gas. Our upstream activities are primarily located in the United States. We also have interests in exploration prospects offshore New Zealand and Vietnam.

These consolidated financial statements and related notes present our consolidated financial position as of March 31, 2008 and December 31, 2007, the results of our operations, cash flows and comprehensive income for the three months ended March 31, 2008 and 2007 and the changes in stockholders’ equity for the three months ended March 31, 2008. All adjustments, consisting only of normal recurring adjustments that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. The results of our operations for the three months ended March 31, 2008 are not necessarily indicative of the results of our operations to be expected for the full year.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Asset Retirement Obligations. The following table reflects the changes in our asset retirement obligation during the three months ended March 31, 2008 (in thousands):

Asset retirement obligation - December 31, 2007	$195,408
Property dispositions	(14,113)
Settlements	(1,105)
Accretion expense	3,387
Asset retirement additions	811

Asset retirement obligation - March 31, 2008 (1)	$184,388

(1) $10.6 million included in other current liabilities.

Earnings Per Share. For the three months ended March 31, 2008 and 2007 the weighted average shares outstanding for computing basic and diluted earnings per share (“EPS”) were (in thousands):

	Three Months Ended March 31,
	2008	2007
Weighted average shares outstanding - basic	112,171	72,463
Unvested restricted stock, restricted stock units and stock options	1,985	1,027

Weighted average shares outstanding - diluted	114,156	73,490

In the first quarter of 2008, 1.0 million restricted stock units were excluded in computing diluted earnings per share because they were antidilutive. In computing earnings per share, no adjustments were made to reported net income.

Restricted Cash. The restricted cash classified as current assets at March 31, 2008 represents the cash held in a rabbi trust to be paid to former Pogo Producing Company executives in May 2008. At March 31, 2008, the balance in the rabbi trust was invested in a money market account that is a direct liability of the financial institution, which is highly rated by the major credit rating agencies. In addition, the account is collateralized on a dollar for dollar basis. Acceptable collateral is generally U.S. Treasury, Government and agency securities and other highly rated investments (See Note 2—Acquisitions—Pogo Producing Company).

Cash Held in Escrow. The cash classified as noncurrent assets at March 31, 2008 is cash held in escrow accounts for the acquisition of oil and gas properties through the use of a tax deferred like-kind exchange, which was completed on April 17, 2008 (See Note 2—Acquisitions—Subsequent Event).

Inventories. Oil inventories are carried at the lower of the cost to produce or market value and materials and supplies inventories are stated at the lower of cost or market with cost determined on an average cost method. Our inventories consist of (in thousands):

	March 31, 2008	December 31, 2007
Oil	$8,261	$6,066
Materials and supplies	13,213	12,328

	$21,474	$18,394

Stockholders’ Equity. Our Board of Directors has authorized the repurchase of up to $1.0 billion of our common stock. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. In the three months ended March 31, 2008, we repurchased approximately 5.2 million common shares at a cost of approximately $271.8 million. Subsequent to March 31, 2008, we completed the purchase of an additional 0.6 million common shares for a total cost of $32.4 million. We may expend an additional $696 million under the program.

Comprehensive Income. Other comprehensive income consisted of (in thousands):

	Three Months Ended March 31,
	2008	2007
Net Income	$163,501	$20,570
Other Comprehensive Income Pension liability adjustment, net of tax benefit	(24)	—

Comprehensive Income	$163,477	$20,570

Recent Accounting Pronouncements. In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the income statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and we do not expect this pronouncement to have a significant impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on the required disclosures to improve the financial statement users’ ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009, except for certain income tax effects of prior acquisitions for which SFAS 141R is now effective. We are currently evaluating the potential impact of this statement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early application encouraged. We do not expect this pronouncement to have a significant impact on our consolidated financial position, results of operations or cash flows.

Note 2—Acquisitions

Pogo Producing Company

On November 6, 2007, we acquired Pogo in a stock and cash transaction. We paid cash consideration of approximately $1.5 billion and issued approximately 40 million common shares valued at approximately $2.0 billion. In addition, we paid cash consideration of $35.4 million to redeem outstanding stock options. The total purchase price included $154.2 million of merger costs. We accounted for the Pogo acquisition as a purchase effective November 6, 2007, and the assets and liabilities were recorded at their fair value. The purchase price allocation is preliminary subject to our determination of Pogo’s final tax basis and fair value of certain liabilities that have not been completed as of March 31, 2008. We expect to finalize the purchase price allocation in the second quarter of 2008.

Unaudited Pro Forma Information

The following unaudited pro forma information shows the pro forma effect on our results for the three months ended March 31, 2007 of the Pogo acquisition and certain other material acquisition and financing transactions, including: (1) the acquisition of certain properties located in the Piceance Basin for $975 million in cash and one million shares of common stock, (2) the issuance by PXP of $500 million of 7% Senior Notes due 2017, (3) the issuance by PXP of $600 million of 7 3/4% Senior Notes due 2015, (4) $2.0 billion of borrowings under the senior revolving credit facility, and (5) the retirement of Pogo’s $450 million 7.875% Senior Notes due 2013, $300 million 6.625% Senior Notes due 2015, and $500 million 6.875% Senior Notes due 2017. We believe the assumptions used provide a reasonable basis for presenting the pro forma significant effects directly attributable to the Pogo and Piceance Basin acquisitions. This unaudited pro forma information assumes such transactions occurred on January 1, 2007. This pro forma financial information does not purport to represent what our results of operations would have been if such transactions had occurred on that date.

Three Months Ended March 31, 2007
(in thousands except per share data)
(unaudited)
Revenues	$456,115
Income from continuing operations	6,470
Net income	6,470
Basic and diluted earnings per share
Basic and Diluted
Income from continuing operations	$0.06
Net income	$0.06
Weighted average shares outstanding
Basic	113,463
Diluted	114,490

Subsequent Event

On April 17, 2008, we completed the acquisition of oil and gas producing properties in South Texas from a private company. After the exercise of third party preferential rights, we paid $288 million in cash, which included preliminary closing adjustments of approximately $10 million. We funded the acquisition primarily with proceeds from recently completed divestments through the use of a tax deferred like-kind exchange (See Note 3—Divestitures). We estimate that proved reserves were approximately 93 billion cubic feet of natural gas equivalent as of December 31, 2007. The effective date of the transaction is January 1, 2008.

Note 3—Divestitures

On February 15, 2008, we closed the sale to XTO Energy Inc. (“XTO”) of our interests in certain oil and gas properties located in the San Juan Basin in New Mexico and in the Barnett Shale in Texas. This transaction had an effective date of January 1, 2008, and we received $199 million in cash proceeds. On February 29, 2008 we completed the acquisition of XTO’s 50% working interest in the Big Mac prospect located on the Texas Gulf Coast for approximately $20.2 million.

On February 29, 2008, we closed the sale of certain oil and gas properties to a subsidiary of Occidental Petroleum Corporation (“Oxy”) and certain other companies with contractual preferential rights to purchase, with an effective date of January 1, 2008, and received approximately $1.53 billion in cash proceeds. We sold 50% of our working interests in oil and gas properties located in the Permian Basin, West Texas and New Mexico. We retained 50% of our working interest in these properties, and Oxy will be the operator of all the assets previously operated by us. We acquired the above referenced properties in the Pogo acquisition on November 6, 2007 and the property revenues and expenses are included in our historical consolidated statement of income beginning on that date through the closing date of the sale, February 29, 2008. We also sold 50% of our working interests in oil and gas properties located in the Piceance Basin in Colorado, including a 50% interest in the entity that holds our interest in Collbran Valley Gas Gathering LLC (“CVGG”), and we retained 50% of our working interest in these oil and gas properties. We will remain the operator of these properties. We acquired these properties on May 31, 2007 and the property revenues and expenses are included in our historical consolidated statement of income beginning on that date through the closing date of February 29, 2008. We recorded a $34.7 million pretax gain on the sale of the 50% interest in the entity that holds our interest in CVGG.

Our aggregate working interest in the properties sold in February 2008 generated total sales volumes of approximately 11 thousand barrels of oil equivalent per day (“MBOEPD”) during the first quarter of 2008 and had 105 million barrels of oil equivalent (“BOE”) of estimated proved reserves as of December 31, 2007.

We follow the full cost method of accounting under which proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales involve a significant change in the relationship between capitalized costs and proved reserves, in which case a gain or loss is recognized. A gain or loss was not recognized on our sales of oil and gas properties during the first quarter of 2008, as the sales did not cause a significant change in the relationship between capitalized costs and the estimated proved reserves. The proceeds from the sales of oil and gas properties were recorded as reductions to capitalized costs.

Note 4—Long-Term Debt

At March 31, 2008, and December 31, 2007, long-term debt consisted of (in thousands):

	March 31, 2008	December 31, 2007
Senior revolving credit facility	$1,060,000	$2,205,000
7 3/4% senior notes	600,000	600,000
7% senior notes	500,000	500,000

	$2,160,000	$3,305,000

On February 13, 2008, we entered into an amendment to our senior revolving credit facility. The amendment reduced the borrowing base and commitments to $2.8 billion from $2.9 billion upon the closing of the sale of certain properties to XTO. Pursuant to the amendment, the borrowing base and commitments were further reduced to $2.5 billion and $1.9 billion, respectively, upon the closing of the sale to Oxy. The commitments may be increased up to $2.3 billion if certain conditions are met. In addition, the amendment allows us to repurchase up to $1.0 billion of our common stock subject to certain conditions being met. We recognized $10.3 million of debt extinguishment costs in connection with the reduction in our borrowing base.

The senior revolving credit facility, as amended, contains negative covenants that limit our ability, as well as the ability of our restricted subsidiaries, among other things, to incur additional debt, pay dividends on stock, make distributions of cash or property, change the nature of our business or operations, redeem stock or redeem subordinated debt, make investments, create liens, enter into leases, sell assets, sell capital stock of subsidiaries, guarantee other indebtedness, enter into agreements that restrict dividends from subsidiaries, enter into certain types of swap agreements, enter into take-or-pay or other prepayment arrangements, merge or consolidate and enter into transactions with affiliates. In addition, we are required to maintain a ratio of debt to EBITDAX (as defined) of no greater than 4.25 to 1.

At March 31, 2008, we had $7.7 million in letters of credit outstanding under our senior revolving credit facility. The effective interest rate on our borrowings under our senior revolving credit facility was 3.85% at March 31, 2008.

Note 5—Derivative Instruments

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

Under SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, certain of our derivatives assumed in the Pogo acquisition were deemed to contain a significant financing element, and cash settlements with respect to such derivatives are required to be reflected as financing activities in the Statement of Cash Flows. Cash settlements with respect to derivatives that are not accounted for under hedge accounting and do not have a significant financing element are reflected as investing activities in the Statement of Cash Flows.

We present the fair value of our derivatives for which a master netting agreement exists on a net basis in accordance with FASB Interpretation No. 39 “Offsetting of Amounts Related to Certain Contracts an interpretation of APB Opinion No. 10 and FASB Statement No. 105” (“FIN 39”).

At March 31, 2008, we had the following open commodity derivative positions, none of which were designated as hedging instruments:

Period	Instrument Type	Daily Volumes	Average Price	Index
Sales of Crude Oil Production
2008
Apr - Dec	Put options	42,000 Bbls	$55.00 Strike price	WTI
Apr - Dec	Collar	2,500 Bbls	$60.00 Floor -$80.13 Ceiling	WTI
2009
Jan - Dec	Put options	32,500 Bbls	$55.00 Strike price	WTI
Sales of Natural Gas Production
2008
Apr - Dec	Collar	15,000 MMBtu	$8.00 Floor - $12.11 Ceiling	Henry Hub

The average strike price for the put options does not reflect the cost to purchase such options. The only cash settlements we are required to make on the purchased put options are option premiums and interest. Commodity derivative liabilities at March 31, 2008 include approximately $80.6 million for the deferred premiums and associated accrued interest on our crude oil put options.

Note 6—Stock Based Compensation

We account for stock based compensation in accordance with the provisions of SFAS No.123R “Share-Based Payment” (“SFAS 123R”) that requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.

Stock based compensation for the three months ended March 31, 2008, was $15.0 million, of which $11.7 million is included in general and administrative expense (“G&A”), $0.3 million is included in lease operating expense and $3.0 million is included in oil and natural gas properties. Stock based compensation for the three months ended March 31, 2007 was $7.3 million, of which $5.6 million is included in G&A, $0.3 million is included in lease operating expense and $1.4 million is included in oil and natural gas properties.

Stock Appreciation Rights (“SARs”)

The following table summarizes the status of our SARs at March 31, 2008 and the changes during the quarter then ended:

	Outstanding (thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($ thousands)	Weighted Average Remaining Contractural Life (Years)
Outstanding at January 1, 2008	2,767	$28.90
Granted	689	50.08
Exercised	(1,110)	10.37
Forfeited or expired	(65)	49.97

Outstanding at March 31, 2008	2,281	43.71	$21,523	3.6

Exercisable at March 31, 2008	529	31.57	$11,409	2.1

We paid $49.4 million for SARs exercises during the quarter ended March 31, 2008 and our liability associated with SARs decreased from $68.4 million at December 31, 2007 to $19.0 million at March 31, 2008.

Restricted Stock and Restricted Stock Units (“RSUs”)

The following table summarized the status of our restricted stock and RSUs at March 31, 2008 and the changes during the quarter then ended:

	Equity Instruments (thousands)	Weighted Average Fair Value	Aggregate Intrinsic Value ($ thousands)	Weighted Average Remaining Contractural Life (Years)
Nonvested at January 1, 2008	4,936	$43.26
Granted	2,096 (1)	51.72
Vested	(603)	41.73
Forfeited	(20)	49.29

Nonvested at March 31, 2008	6,409	$47.17	$340,574	3.8

(1)

The amount granted includes five annual grants of 200,000 RSUs commencing on September 30, 2015. The first three annual grants will each vest in full in 2020, and the fourth and fifth annual grants will each vest ratably over a three-year period from the date of grant. Under the provisions of SFAS 123R, the grant date for accounting purposes for all 1.0 million RSUs to be granted in the future is March 12, 2008.

In addition, at March 31, 2008, we estimated that 0.4 million restricted stock units would be granted as a result of achieving the common stock price based targets under the terms of our Long-Term Retention and Deferred Compensation Plan. Such units had a weighted average fair value of $46.61 per unit, an aggregate fair value of $18.7 million and a weighed average remaining contractual life of 6 years.

Note 7—Fair Value Measurements of Assets and Liabilities

Effective January 1, 2008, we adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 does not require any new fair value measurements but may require some entities to change their measurement practices. The adoption of SFAS 157 did not have a significant effect on our consolidated financial position, results of operations or cash flows.

As defined in SFAS 157, fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). The three levels of fair value under SFAS 157 are as follows:

•	Level 1 – Quoted, unadjusted prices for assets or liabilities in active markets for identical assets or liabilities as of the reporting date.

•

Level 2 – Market-based inputs that are directly or indirectly observable but not considered Level 1 quoted prices, including quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or valuation techniques whose inputs are observable. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2.

•	Level 3 – Valuation techniques whose significant inputs are unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

We value our derivative instruments, including crude oil put options, crude oil collars and natural gas collars using an option-pricing model. The model uses various inputs including NYMEX price quotations, volatilities, interest rates and time to expiry.

The following table presents, for each fair value hierarchy level, our assets and liabilities related to continuing operations which are measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Fair Value at March 31, 2008(1)	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Commodity derivative contracts	$4,221	$—	$4,221	$—

Liabilities:
Commodity derivative contracts	15,223	—	15,223	—

(1)	Option premium and interest are not included in the fair value of derivatives.

In November 2007, the FASB agreed to a one-year deferral of SFAS 157 fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. In February 2008, the FASB issued Financial Staff Position (“FSP”) SFAS 157-2 “Effective date of SFAS 157.” This FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for nonfinancial asset and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have elected to utilize this deferral and have only partially applied SFAS 157 (to financial assets and liabilities measured at fair value on a recurring basis, as described above). Accordingly, we will apply SFAS 157 to our nonfinancial assets and liabilities for which we disclose or recognize at fair value on a nonrecurring basis, such as asset retirement obligations, goodwill impairment and other assets and liabilities in the first quarter of 2009.

We adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115” (“SFAS 159”) on January 1, 2008. SFAS 159 permits companies to choose to measure financial instruments and certain other items at fair value that were not previously required to be measured at fair value. We have not elected to present assets and liabilities at fair value that were not required to be measured at fair value prior to the adoption of SFAS 159.

Note 8—Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any significant unusual or infrequently occurring items which are recorded in the period that the specific item occurs. For the first quarter of 2008, income tax expense was approximately 39% of pretax income. Variances in our estimated annual effective tax rate from the 35% federal statutory rate primarily result from the effect of state income taxes and estimated permanent differences, which include (1) the special deduction for domestic production and (2) expenses that are not deductible because of Internal Revenue Service limitations. Specific items which affected income tax expense for the first quarter of 2008 included state tax rate changes due to recent asset divestitures and changes to our balance of unrecognized tax positions.

We file income tax returns in the U. S. and various state and foreign jurisdictions. With respect to the previously filed PXP, Nuevo Energy Company and 3TEC Energy Corporation tax returns, we are no longer subject to U. S. federal and state income tax examinations by authorities for years before 1996. For the previously filed Pogo tax returns, we are no longer subject to U. S. federal and state income tax returns prior to 2004. The IRS reviewed Pogo’s federal income tax return for 2004 and indicated they do not intend to perform an examination of that return.

The IRS is currently examining the PXP and Nuevo federal income returns for 2003 and 2004, the fieldwork for which is anticipated to be completed in the third quarter of 2008. As this IRS audit remains ongoing, it is possible that changes will occur to the balance of our unrecognized tax benefits during the next 12 months as the IRS finalizes its examination. The financial impact of such future changes cannot be determined at this time.

At March 31, 2008, we had approximately $32.8 million of gross unrecognized tax benefits. If all unrecognized tax benefits were recognized, approximately $27.0 million would impact our effective tax rate in future periods (including all indirect tax effects in other jurisdictions). Both of these amounts have increased over the corresponding amounts that existed at December 31, 2007 as a result of new information obtained in the first quarter of 2008.

Note 9—Commitments and Contingencies

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

On April 10, 2008, a coalition of California environmental organizations announced the signing of an agreement with us and the coalition’s support of our Tranquillon Ridge Project offshore California. We believe the organizations’ support will improve our chance of receiving a new state oil and gas lease and attendant operating permits. In return for the coalition’s support and upon completion of certain permitting and operational objectives, the agreement provides certain benefits to the communities in Santa Barbara County and to the state of California, including a firm end date prohibiting the extension of life of existing oil and gas operations, donation of 3,900 acres of lands and full mitigation of greenhouse gases from the project if Tranquillon Ridge is permitted and proves to be a commercial success. We also agreed to donate $1.5 million to further reduce greenhouse gas emissions in the county and withdraw permits for the approximately 800 acre Purisma Hills residential project if permitting, which is subject to approval by certain California agencies, is successful. We anticipate the permitting process to take place over the next several months.

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

In connection with the sale of certain properties offshore California in December 2004 we retained the responsibility for certain abandonment costs, including removing, dismantling and disposing of the existing offshore platforms. The present value of such abandonment costs, $42 million ($81 million undiscounted), is included in our asset retirement obligation as reflected on our Consolidated Balance Sheet. In addition, we agreed to guarantee the performance of the purchaser with respect to the remaining abandonment obligations related to the properties (approximately $46 million). To secure its abandonment obligations, the purchaser of the properties is required to periodically deposit funds into an escrow account. At March 31, 2008, the escrow account had a balance of $9.5 million. The fair value of our guarantee at March 31, 2008 was $0.3 million and is included in Other Long-Term Liabilities in the Consolidated Balance Sheet.

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

On November 15, 2005, the United States Court of Federal Claims issued a ruling granting the plaintiffs’ motion for summary judgment as to liability and partial summary judgment as to damages in the breach of contract lawsuit Amber Resources Company et al. v. United States, Case No. 02-30c. The Court’s ruling also denied the United States’ motion to dismiss and motion for summary judgment. The United States Court of Federal Claims ruled that the federal government’s imposition of new and onerous requirements that stood as a significant obstacle to oil and gas development breached agreements that it made when it sold 36 federal leases offshore California. The Court further ruled that the Government must give back to the current lessees the more than $1.1 billion in lease bonuses it had received at the time of sale. On October 31, 2006, the Court issued an unfavorable decision on the plaintiff’s motion for partial summary judgment concerning plaintiffs’ additional claims regarding the hundreds of millions of dollars that have been spent in the successful efforts to find oil and gas in the disputed lease area, and other matters. Plaintiffs filed a motion for final judgment on November 29, 2006 and the court granted such motion on January 11, 2007. Judgment on the $1.1 billion was filed January 12, 2007. The United States has filed an appeal and Plaintiffs have filed a cross-appeal concerning the Court’s October 31, 2006 decision. No payments will be made until all appeals have either been waived or exhausted. We are among the current lessees of the 36 leases. Our share of the $1.1 billion award is in excess of $80 million if the plaintiffs are successful.

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

Note 10—Consolidating Financial Statements

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

MARCH 31, 2008

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$419	$1,296	$6,594	$—	$8,309
Accounts receivable and other current assets	142,613	404,743	4,394	—	551,750

	143,032	406,039	10,988	—	560,059

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	2,687,427	3,863,132	—	—	6,550,559
Not subject to amortization	192,654	1,100,050	17,086	—	1,309,790
Other property and equipment	41,612	46,027	20,978	—	108,617

	2,921,693	5,009,209	38,064	—	7,968,966
Less allowance for depreciation, depletion and amortization	(575,029)	(886,074)	(20)	320,009	(1,141,114)

	2,346,664	4,123,135	38,044	320,009	6,827,852

Investment in and Advances to Subsidiaries	3,668,517	863,494	(39,480)	(4,492,531)	—

Other Assets	293,751	566,062	49,298	—	909,111

	$6,451,964	$5,958,730	$58,850	$(4,172,522)	$8,297,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$253,418	$325,105	$3,284	$—	$581,807
Commodity derivative contracts	58,514	15,223	—	—	73,737

	311,932	340,328	3,284	—	655,544

Long-Term Debt	2,160,000	—	—	—	2,160,000

Other Long-Term Liabilities	165,349	109,735	817	—	275,901

Deferred Income Taxes	568,917	1,251,385	2,265	137,244	1,959,811

Stockholders’ Equity	3,245,766	4,257,282	52,484	(4,309,766)	3,245,766

	$6,451,964	$5,958,730	$58,850	$(4,172,522)	$8,297,022

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2007

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$15,897	$2,261	$7,288	$—	$25,446
Accounts receivable and other current assets	255,049	385,720	8,705	—	649,474

	270,946	387,981	15,993	—	674,920

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	2,632,802	4,707,436	—	—	7,340,238
Not subject to amortization	174,837	1,761,489	15,457	—	1,951,783
Other property and equipment	57,384	11,903	16,641	—	85,928

	2,865,023	6,480,828	32,098	—	9,377,949
Less allowance for depreciation, depletion and amortization	(529,426)	(788,164)	(21)	316,889	(1,000,722)

	2,335,597	5,692,664	32,077	316,889	8,377,227

Investment in and Advances to Subsidiaries	5,120,045	(682,139)	(26,292)	(4,411,614)	—

Other Assets	24,504	613,264	3,436	—	641,204

	$7,751,092	$6,011,770	$25,214	$(4,094,725)	$9,693,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$322,438	$404,413	$11,257	$—	$738,108
Commodity derivative contracts	68,580	11,358	—	—	79,938

	391,018	415,771	11,257	—	818,046

Long-Term Debt	3,305,000	—	—	—	3,305,000

Other Long-Term Liabilities	170,401	102,226	—	—	272,627

Deferred Income Taxes	546,426	1,286,567	2,262	124,176	1,959,431

Stockholders’ Equity	3,338,247	4,207,206	11,695	(4,218,901)	3,338,247

	$7,751,092	$6,011,770	$25,214	$(4,094,725)	$9,693,351

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED MARCH 31, 2008

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$302,249	$154,335	$—	$—	$456,584
Gas sales	5,205	158,864	—	—	164,069
Other operating revenues	643	1,781	—	—	2,424

	308,097	314,980	—	—	623,077

Costs and Expenses
Production costs	82,402	70,618	—	—	153,020
General and administrative	23,133	16,795	—	—	39,928
Depreciation, depletion, amortization and accretion	48,476	98,885	—	(3,121)	144,240

	154,011	186,298	—	(3,121)	337,188

Income from Operations	154,086	128,682	—	3,121	285,889
Other Income (Expense)
Equity in earnings of subsidiaries	81,088	(78)	—	(81,010)	—
Interest expense	(11,033)	(34,117)	—	14,541	(30,609)
Debt extinguishment costs	(10,263)	—	—	—	(10,263)
Loss on mark-to-market derivative contracts	434	(9,915)	—	—	(9,481)
Interest and other income (expense)	14,898	34,352	(76)	(14,541)	34,633

Income (Loss) Before Income Taxes	229,210	118,924	(76)	(77,889)	270,169
Income tax benefit (expense)	(65,709)	(41,623)	(4)	668	(106,668)

Net Income (Loss)	$163,501	$77,301	$(80)	$(77,221)	$163,501

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED MARCH 31, 2007

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$180,387	$25,131	$—	$—	$205,518
Gas sales	7,312	10,223	—	—	17,535
Other operating revenues	1,491	149	—	—	1,640

	189,190	35,503	—	—	224,693

Costs and Expenses
Production costs	71,795	13,437	—	—	85,232
General and administrative	20,193	2,304	—	—	22,497
Depreciation, depletion, amortization and accretion	28,699	26,241	—	—	54,940
Full cost ceiling test writedown	—	55,889	—	(55,889)	—

	120,687	97,871	—	(55,889)	162,669

Income (Loss) from Operations	68,503	(62,368)	—	55,889	62,024
Other Income (Expense)
Equity in earnings of subsidiaries	(6,093)	—	—	6,093	—
Interest expense	(832)	(4,528)	—	—	(5,360)
Loss on mark-to-market derivative contracts	(20,590)	—	—	—	(20,590)
Interest and other income	577	—	—	—	577

Income (Loss) Before Income Taxes	41,565	(66,896)	—	61,982	36,651
Income tax benefit (expense)	(20,995)	28,354	—	(23,440)	(16,081)

Net Income (Loss)	$20,570	$(38,542)	$—	$38,542	$20,570

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2008

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$163,501	$77,301	$(80)	$(77,221)	$163,501
Items not affecting cash flows from operating activities
Gain on sale of assets	—	(34,658)	—	—	(34,658)
Depreciation, depletion, amortization and accretion	48,476	98,885	—	(3,121)	144,240
Equity in earnings of subsidiaries	(81,088)	78	—	81,010	—
Deferred income taxes	63,339	(10,279)	3	13,068	66,131
Debt extinguishment costs	10,263	—	—	—	10,263
Commodity derivative contracts	(434)	9,915	—	—	9,481
Noncash compensation	8,399	3,674	—	—	12,073
Other noncash items	899	39	12	—	950
Change in assets and liabilities from operating activities
Accounts receivable and other assets	62,783	(48,768)	505	—	14,520
Accounts payable and other liabilities	(59,021)	(34,643)	334	—	(93,330)
Stock appreciation rights	(49,358)	—	—	—	(49,358)
Income tax receivable/payable	40,941	—	—	—	40,941

Net cash provided by operating activities	208,700	61,544	774	13,736	284,754

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(83,308)	(189,707)	(1,553)	—	(274,568)
Increase in restricted cash and cash held in escrow	(280,882)	—	—	—	(280,882)
Proceeds from property sales, net of costs and expenses	1,709,880	—	—	—	1,709,880
Derivative settlements	(16,647)	—	—	—	(16,647)
Other	(18,240)	(12,329)	(6,362)	—	(36,931)

Net cash (used in) provided by investing activities	1,310,803	(202,036)	(7,915)	—	1,100,852

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	3,154,441	—	—	—	3,154,441
Repayments	(4,299,441)	—	—	—	(4,299,441)
Derivative settlements	(5,190)	—	—	—	(5,190)
Purchase of treasury stock	(271,807)	—	—	—	(271,807)
Investment in and advances to affiliates	(135,293)	142,582	6,447	(13,736)	—
Other	22,309	(3,055)	—	—	19,254

Net cash provided by (used in) financing activities	(1,534,981)	139,527	6,447	(13,736)	(1,402,743)

Net increase (decrease) in cash and cash equivalents	(15,478)	(965)	(694)	—	(17,137)
Cash and cash equivalents, beginning of period	15,897	2,261	7,288	—	25,446

Cash and cash equivalents, end of period	$419	$1,296	$6,594	$—	$8,309

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2007

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$20,570	$(38,542)	$—	$38,542	$20,570
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	28,699	82,130	—	(55,889)	54,940
Equity in earnings of subsidiaries	6,093	—	—	(6,093)	—
Deferred income taxes	21,231	(28,590)	—	23,440	16,081
Commodity derivative contracts	20,590	—	—	—	20,590
Noncash compensation	5,904	—	—	—	5,904
Other noncash items	(7)	—	—	—	(7)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	3,140	(2,014)	—	—	1,126
Accounts payable and other liabilities	(4,503)	(475)	—	—	(4,978)
Income tax payable	(94,272)	—	—	—	(94,272)

Net cash provided by operating activities	7,445	12,509	—	—	19,954

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(117,530)	(27,371)	—	—	(144,901)
Derivative settlements	(23,528)	—	—	—	(23,528)
Additions to other property and equipment	(1,576)	(373)	(2,441)	—	(4,390)

Net cash used in investing activities	(142,634)	(27,744)	(2,441)	—	(172,819)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	336,775	—	—	—	336,775
Repayments	(572,275)	—	—	—	(572,275)
Proceeds for issuance of debt	500,000	—	—	—	500,000
Cost incurred in connection with financing arrangements	(7,945)	—	—	—	(7,945)
Investment in and advances to affiliates	(17,674)	15,233	2,441	—	—
Purchase of treasury stock	(32,292)	—	—	—	(32,292)
Other	1,879	—	—	—	1,879

Net cash provided by financing activities	208,468	15,233	2,441	—	226,142

Net increase (decrease) in cash and cash equivalents	73,279	(2)	—	—	73,277
Cash and cash equivalents, beginning of period	896	3	—	—	899

Cash and cash equivalents, end of period	$74,175	$1	$—	$—	$74,176

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in connection with the information contained in the consolidated financial statements and notes thereto included elsewhere in this report and our Form 10-K for the year ended December 31, 2007.

Company Overview

We are an independent oil and gas company primarily engaged in the activities of acquiring, developing, exploring and producing oil and gas properties in the United States. Our core areas of operations are:

•	the Los Angeles and San Joaquin Basins onshore California;

•	the Santa Maria Basin offshore California;

•	the Piceance and Wind River Basins in the Rocky Mountains;

•	the Permian Basin in West Texas and New Mexico;

•	the Anadarko Basin in the Texas Panhandle; and

•	the South Texas and Gulf Coast regions, including the Gulf of Mexico.

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties. We use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of increases in oil and gas prices above the maximum fixed amount specified in the derivative agreement and subjects us to the credit risk of the counterparties to such agreements. See Item 3—Quantitative and Qualitative Disclosures About Market Risks.

Assets in our principal focus areas include mature properties with long-lived reserves and significant development opportunities as well as newer properties with development, and exploration potential. Our primary sources of liquidity are cash generated from our operations and our senior revolving credit facility. At March 31, 2008, we had approximately $832 million available under our senior revolving credit facility. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our senior revolving credit facility to meet our short-term and long-term normal recurring operating needs, derivative obligations, debt service obligations, contingencies, anticipated capital expenditures and expenditures under our stock repurchase program. In addition, the majority of our capital expenditures and expenditures under our stock repurchase program are discretionary and could be curtailed if our cash flows declined from expected levels.

Property Acquisition

On April 17, 2008, we completed the acquisition of oil and gas producing properties in South Texas from a private company. After the exercise of third party preferential rights, we paid $288 million in cash, which included preliminary closing adjustments of approximately $10 million. We funded the acquisition primarily with proceeds from recently completed divestments through the use of a tax deferred like-kind exchange. We estimate that proved reserves were approximately 93 billion cubic feet of natural gas equivalent as of December 31, 2007. The effective date of the transaction is January 1, 2008.

General

We follow the full cost method of accounting whereby all costs associated with property acquisition, exploration, and development activities are capitalized. Our revenues are derived from the sale of oil, gas and natural gas liquids. We recognize revenues when our production is sold and title is transferred. Our revenues are highly dependent upon the prices of, and demand for, oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas and our levels of production are subject to wide fluctuations and depend on numerous factors beyond our control, including supply and demand, economic conditions, foreign imports, the actions of OPEC, political conditions in other oil-producing countries, and governmental regulation, legislation and policies. Under the SEC’s full cost accounting rules, we review the carrying value of our proved oil and gas properties each quarter. These rules generally require that we price our future oil and gas production at the oil and gas prices in effect at the end of each fiscal quarter to determine a ceiling value of our properties. The rules require a write-down if our capitalized costs exceed the allowed “ceiling.” Given the volatility of oil and gas prices, it is likely that our estimate of discounted future net revenues from proved oil and gas reserves will fluctuate in the near term. If oil and gas prices decline significantly in the future, write-downs of our oil and gas properties could occur. Write-downs required by these rules do not directly impact our cash flows from operating activities. Decreases in oil and gas prices have had, and will likely have in the future, an adverse effect on the carrying value of our estimated proved reserves, our reserve volumes and our revenues, profitability and cash flow.

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

Results Overview

In the first quarter of 2008, we reported net income of $163.5 million, or $1.43 per diluted share compared to net income of $20.6 million, or $0.28 per diluted share in the first quarter of 2007.

On May 31, 2007, we acquired interests in oil and gas producing properties in the Piceance Basin in Colorado, plus associated midstream assets, and on November 6, 2007, we acquired Pogo, which was engaged in oil and gas exploration, development, acquisition and production activities on its properties primarily located in the onshore United States.

On February 29, 2008, we closed the sale of certain oil and gas properties to a subsidiary of Oxy and certain other companies with contractual preferential rights to purchase, with an effective date of January 1, 2008, and received approximately $1.53 billion in cash proceeds. We sold 50% of our working interests in oil and gas properties located in the Permian Basin, West Texas and New Mexico. We retained 50% of our working interest in these properties, and Oxy will be the operator of all the assets previously operated by us. We acquired the above referenced properties in the Pogo acquisition on November 6, 2007, and the property revenues and expenses are included in our historical consolidated statement of income beginning on that date through the closing date of the sale, February 29, 2008. We also sold 50% of our working interests in oil and gas properties located in the Piceance Basin in Colorado, including a 50% interest in the entity that holds our interest in CVGG, and we retained 50% of our working interest in these oil and gas properties. We will remain the operator of these properties. We acquired these properties on May 31, 2007, and the property revenues and expenses are included in our historical consolidated statement of income beginning on that date through the closing date of February 29, 2008. We recorded a $34.7 million pretax gain on the sale of the 50% interest in the entity that holds our interest in CVGG.

On February 15, 2008, we closed the sale to XTO of our interests in certain oil and gas properties located in the San Juan Basin in New Mexico and in the Barnett Shale in Texas. This transaction had an effective date of January 1, 2008, and we received $199 million in cash proceeds. On February 29, 2008 we completed the acquisition of XTO’s 50% working interest in the Big Mac prospect located on the Texas Gulf Coast for approximately $20.2 million.

Our aggregate working interest in the properties sold in February 2008 generated total sales volumes of approximately 11 MBOEPD during the first quarter of 2008. As further discussed below the acquisitions have a significant impact on the comparison of operating results for the first quarter of 2008 as compared to 2007.

Results of Operations

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a BOE basis:

	Three Months Ended March 31,
	2008	2007
Sales Volumes
Oil and liquids sales (MBbls)	5,246	4,262
Gas (MMcf)
Production	21,366	3,055
Used as fuel	588	579
Sales	20,778	2,476
MBOE
Production	8,807	4,771
Sales	8,709	4,674
Daily Average Volumes
Oil and liquids sales (Bbls)	57,646	47,350
Gas (Mcf)
Production	234,788	33,943
Used as fuel	6,457	6,432
Sales	228,331	27,511
BOE
Production	96,777	53,008
Sales	95,701	51,936
Unit Economics (in dollars)
Average NYMEX Prices
Oil	$97.82	$58.27
Gas	8.02	6.78
Average Realized Sales Price Before
Derivative Transactions
Oil (per Bbl)	$87.03	$48.22
Gas (per Mcf)	7.90	7.08
Per BOE	71.27	47.72
Costs and Expenses per BOE
Production costs
Lease operating expenses	$8.56	$9.56
Steam gas costs	3.69	5.64
Electricity	1.34	1.88
Production and ad valorem taxes	3.01	1.13
Gathering and transportation	0.97	0.04

The following table reflects cash (payments)/receipts made with respect to derivative contracts that settled during the periods presented (in thousands):

	Three Months Ended March 31,
	2008	2007
Mark-to-market contracts
Crude oil put options and collars	$(22,264)	$(23,528)
Natural gas collars	427	—

Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007

Oil and gas revenues. Oil and gas revenues increased $397.6 million, to $620.7 million for 2008 from $223.1 million for 2007 primarily due to the Pogo and Piceance Basin acquisitions and an increase in realized prices of $23.55 per BOE.

Oil revenues increased $251.1 million to $456.6 million for 2008 from $205.5 million for 2007 reflecting higher realized prices ($165.4 million) and higher sales volumes ($85.7 million). Our average realized price for oil increased $38.81 to $87.03 per Bbl for 2008 from $48.22 per Bbl for 2007. The increase is primarily attributable to an improvement in the NYMEX oil price, which averaged $97.82 per Bbl in 2008 versus $58.27 per Bbl in 2007, and an increase in the percentage of the NYMEX index price we receive on a portion of our heavy crude oil sold under a contract with ConocoPhillips in California. Oil sales volumes increased 10.2 MBbls per day to 57.6 MBbls per day in 2008 from 47.4 MBbls per day in 2007, primarily reflecting production from the properties acquired in the Pogo acquisition which had sales of 12.4 MBbls per day in the first quarter of 2008.

Gas revenues increased $146.6 million to $164.1 million in 2008 from $17.5 million in 2007 due to increased sales volumes ($144.6 million) and an increase in realized prices ($2.0 million). Our average realized price for gas was $7.90 per Mcf in 2008 compared to $7.08 per Mcf in 2007. The increase is primarily attributable to an improvement in the NYMEX gas price, which averaged $8.02 per Mcf in 2008 versus $6.78 per Mcf in 2007, partially offset by higher differentials for the Piceance Basin properties. Gas sales volumes increased from 27.5 MMcf per day in 2007 to 228.3 MMcf per day in 2008, primarily reflecting production from the properties acquired in the Pogo and Piceance Basin acquisitions which had sales of 199.6 MMcf per day in the first quarter of 2008.

Lease operating expenses. Lease operating expenses increased $29.8 million, to $74.5 million in 2008 from $44.7 million in 2007. Lease operating expenses for 2008 included $24.6 million attributable to the Pogo and Piceance Basin properties acquired in November and May of 2007, respectively. Excluding such incremental costs lease operating expenses increased $5.2 million due primarily to increased repairs and maintenance and workover expenses. On a per unit basis lease operating expenses decreased to $8.56 per BOE in 2008 versus $9.56 per BOE in 2007 due to the acquisition of the Pogo and Piceance Basin properties, which have lower per unit costs than our California properties.

Steam gas costs. Steam gas costs increased $5.8 million, to $32.2 million in 2008 from $26.4 million in 2007, primarily reflecting higher cost of gas used in steam generation. In 2008, we burned approximately 4.2 billion cubic feet (“Bcf”) of natural gas at a cost of approximately $7.71 per Mcf compared to 4.2 Bcf at a cost of approximately $6.34 per Mcf in 2007.

Electricity. Electricity increased $2.8 million, to $11.6 million in 2008 from $8.8 million in 2007, primarily reflecting the Pogo and Piceance Basin acquisitions. On a per unit basis electricity decreased to $1.34 per BOE in 2008 versus $1.88 per BOE in 2007.

Production and ad valorem taxes. Production and ad valorem taxes increased $20.9 million, to $26.2 million in 2007 from $5.3 million in 2007 primarily reflecting increased volumes from the Pogo and Piceance Basin acquisitions.

General and administrative expense. G&A expense increased $17.4 million, to $39.9 million in 2008 from $22.5 million in 2007. The net increase is due to increased personnel costs primarily as a result of the Pogo and Piceance Basin acquisitions (approximately $7.2 million), stock based compensation (approximately $6.1 million) and transition and other expenses related to the Pogo acquisition (approximately $4.5 million). These expenses were partially offset by increased capitalized G&A as part of our acquisition, exploration and development activities. We capitalized $14.3 million and $8.3 million of G&A costs in 2008 and 2007, respectively. The increase in capitalized G&A is attributable to increased acquisition, exploration and development costs.

Depreciation, depletion and amortization, or DD&A. DD&A expense increased $88.2 million, to $140.9 million in 2008 from $52.7 million in 2007. The increase was attributable to our oil and gas DD&A, primarily due to increased production ($63.6 million) and a higher per unit rate ($24.3 million). Our oil and gas unit of production rate increased to $15.76 per BOE in 2008 compared to $10.67 per BOE in 2007. The increase primarily reflects the acquisition of the Pogo and Piceance Basin properties increased future development costs and exploration costs.

Accretion expense. Accretion expense increased $1.1 million, to $3.4 million in 2008 from $2.3 million in 2007. Accretion expense for 2008 included $1.0 million attributable to the Pogo and Piceance Basin properties acquired in May and November of 2007, respectively.

Gain on sale of assets. In February 2008, we completed the sale to Oxy of 50% of the entity which holds our investment in CVGG and recorded a gain on the sale of $34.7 million.

Interest expense. Interest expense increased $25.2 million, to $30.6 million in 2008 from $5.4 million in 2007 due to higher outstanding debt associated with the Pogo and Piceance Basin acquisitions. Interest expense does not include interest capitalized on oil and gas properties not subject to amortization. We capitalized $17.3 million and $2.1 million of interest in the first quarter of 2008 and 2007, respectively. The increase in capitalized interest is due to a higher unevaluated property balance associated with the Pogo and Piceance Basin acquisitions.

Debt extinguishment costs. In connection with a reduction of the borrowing base on our senior revolving credit facility in February 2008, we recorded $10.3 million of debt extinguishment costs.

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

We recognized a $9.5 million loss related to mark-to-market derivative contracts in the first quarter of 2008, and cash payments related to contracts that settled in the first quarter of 2008 totaled $21.8 million. In the first quarter of 2007 we recognized a $20.6 million loss related to mark-to-market derivative contracts, and cash payments related to contracts that settled totaled $23.5 million.

Income taxes. During interim periods income tax expense is based on the estimated effective income tax rate that is expected for the entire year plus any significant unusual or infrequently occurring items which are recorded in the period that the specific item occurs. As pretax book income changes in future quarters, our effective tax rate may increase or decrease. Variances in our estimated annual effective tax rate from the 35% federal statutory rate primarily result from the effect of state income taxes and estimated permanent differences, which include (1) the special deduction for domestic production and (2) expenses that are not deductible because of Internal Revenue Service limitations.

For the first quarter of 2008, income tax expense was approximately 39% of pretax income. Specific items affecting income tax expense for the first quarter included state tax rate changes due to recent asset divestitures plus changes to our balance of unrecognized tax positions. For the first quarter 2007, income tax expense was approximately 44% of pretax income.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our senior revolving credit facility. In February 2008, we entered into an amendment to our senior revolving credit facility under which the aggregate borrowing base and commitments of the lenders is $2.5 billion and $1.9 billion, respectively (see – Financing Activities). At March 31, 2008, we had approximately $832 million available under our senior revolving credit facility. We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our senior revolving credit facility to meet our short-term and long-term normal recurring operating needs, derivative obligations, debt service obligations, contingencies, anticipated capital expenditures and expenditures under our stock repurchase program. In February 2008, we completed the divestiture of oil and gas properties and received approximately $1.7 billion of proceeds, of which $300 million was placed in escrow for acquisition of oil and gas properties through the use of a tax deferred like-kind exchange which was completed on April 17, 2008. See Company Overview—Property Acquisition. In addition, the majority of our capital expenditures and expenditures under our stock repurchase program are discretionary and could be curtailed if our cash flows declined from expected levels. We have no current debt maturities and our senior revolving credit facility matures on November 12, 2012.

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties. We use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of increases in oil or natural gas prices above the maximum fixed amount specified in the derivative agreement and subjects us to the credit risk of the counterparties to such agreements. The level of derivative activity depends on our view of market conditions, available derivative prices and our operating strategy.

Our ability to raise capital is dependent on the current state of the financial markets, which are subject to general economic and industry conditions. Therefore, the availability of and cost of capital in the financial markets could negatively affect our liquidity position.

Working Capital

At March 31, 2008, we had a working capital deficit of approximately $95.5 million. Our working capital deficit is affected by fluctuations in the fair value of our commodity derivative instruments and SARs. At March 31, 2008, we had net short-term liabilities of $50.2 million and $9.4 million for derivatives and SARs, respectively. Excluding such items our working capital deficit was approximately $35.9 million. We generally have a working capital deficit because we use excess cash to pay down borrowings under our senior revolving credit facility.

Financing Activities

Amended Credit Agreement. On February 13, 2008, we entered into an amendment to our senior revolving credit facility. The amendment reduced the borrowing base and commitments to $2.8 billion from $2.9 billion upon the closing of the sale of certain properties to XTO. Pursuant to the amendment, the borrowing base and commitments were further reduced to $2.5 billion and $1.9 billion, respectively, upon the closing of the sale to Oxy. The commitments may be increased up to $2.3 billion if certain conditions are met. In addition, the amendment allows us to repurchase up to $1.0 billion of our common stock subject to certain conditions being met. The effective interest rate on our borrowings under the senior revolving credit facility was 3.85% at March 31, 2008.

The senior revolving credit facility, as amended, contains negative covenants that limit our ability, as well as the ability of our restricted subsidiaries, among other things, to incur additional debt, pay dividends on stock, make distributions of cash or property, change the nature of our business or operations, redeem stock or redeem subordinated debt, make investments, create liens, enter into leases, sell assets, sell capital stock of subsidiaries, guarantee other indebtedness, enter into agreements that restrict dividends from subsidiaries, enter into certain types of swap agreements, enter into take-or-pay or other prepayment arrangements, merge or consolidate and enter into transactions with affiliates. In addition, we are required to maintain a ratio of debt to EBITDAX (as defined) of no greater than 4.25 to 1.

Short-term Credit Facility. We have an uncommitted short-term unsecured credit facility under the terms of which we may make borrowings from time to time until June 1, 2009, not to exceed at any time the maximum principal amount of $75.0 million. No advance under the short-term facility may have a term exceeding fourteen days and all amounts outstanding are due and payable no later than June 1, 2009. Each advance under the short-term facility shall bear interest at a rate per annum mutually agreed on by the bank and the Company.

Cash Flows

	Three Months Ended March 31,
	2008	2007
	(in millions)
Cash provided by (used in):
Operating activities	$284.8	$20.0
Investing activities	1,100.8	(172.8)
Financing activities	(1,402.7)	226.1

Net cash provided by operating activities was $284.8 million in 2008 compared to $20.0 million in 2007. The increase in net cash provided by operating activities in 2008 reflects higher operating income primarily related to the 2007 Pogo and Piceance Basin acquisitions and higher commodity prices, partially offset by increased interest expense and cash payments for SARs exercises. As discussed below, certain of our derivative cash payments are classified as either financing or investing activities.

Net cash provided by investing activities of $1.1 billion in 2008 primarily reflects net proceeds from property sales of $1.7 billion partially offset by $280.4 million deposited into escrow for property acquisitions through a tax deferred like-kind exchange and additions to oil and gas properties of $274.6 million. Net cash used in investing activities was $172.8 million in 2007 primarily reflecting additions to oil and gas properties of $144.9 million and derivative settlements of $23.5 million. Derivative settlements related to derivatives that have not been qualified for hedge accounting and did not contain a significant financing element were reflected as investing activities.

Net cash used in financing activities of $1.4 billion in 2008 primarily reflects the $1.1 billion net reduction in borrowings under our senior revolving credit facility and the purchase of $271.8 million of treasury stock. Net cash provided by financing activities of $226.1 million in 2007 primarily reflects the $492.1 million net proceeds from the sale of the $500 million of 7% Senior Notes due 2017 partially offset by the $235.5 million net reduction in borrowings under our senior revolving credit facility and the purchase of $32.3 million of treasury stock. In 2008, certain of our derivatives were deemed to contain a significant financing element and cash settlements of $5.2 million with respect to such derivatives were required to be reflected as financing activities.

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $1.0 billion of our common stock. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. In the three months ended March 31, 2008, we repurchased approximately 5.2 million common shares at a cost of approximately $271.8 million. Subsequent to March 31, 2008, we completed the purchase of 0.6 million common shares for a total of $32.4 million. We may expend an additional $696 million under the program.

Critical Accounting Policies and Factors that May Affect Future Results

We adopted SFAS 157 and SFAS 159 effective January 1, 2008, each of which address the fair value measurement of assets and liabilities. We have elected to partially adopt SFAS 157 as provided by FSP SFAS 157-2, which deferred the effective date of SFAS 157 for nonfinancial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. We have provided additional disclosure concerning our crude oil and natural gas derivative contracts (See Note 7—Fair Value Measurements of Assets and Liabilities). Pursuant to SFAS 157, we have revised our fair value calculation to consider our credit rating and the credit rating of our counterparties.

Based on the accounting policies that we have in place, certain factors may impact our future financial results. Critical accounting policies related to commodity pricing and risk management activities, write-downs under full cost ceiling test rules, oil and gas reserves, future development and abandonment costs, DD&A, stock based compensation and goodwill are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on the required disclosures to improve the financial statement users’ ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009, except for certain income tax effects of prior acquisitions for which SFAS 141R is now effective. We are currently evaluating the potential impact of this statement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early application encouraged. We do not expect this pronouncement to have a significant impact on our consolidated financial position, results of operations or cash flows.

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

All forward-looking statements in this report are made as of the date hereof, and you should not place undue reliance on these statements without also considering the risks and uncertainties associated with these statements and our business that are discussed in this report and our other filings with the SEC. Moreover, although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except for any obligation to disclose material information under the Federal securities laws, we do not intend to update these forward-looking statements and information. See Item 1A – Risk Factors and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Factors That May Affect Future Results in our Annual Report on Form 10-K for the year ended December 31, 2007 for additional discussions of risks and uncertainties.

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

See Note 5 to the Consolidated Financial Statements – Derivative Instruments for a discussion of our derivative activities.

During 2007 and 2006, we acquired downside crude oil price protection for a substantial amount of our production with $55.00 put option contracts. We assumed, through the Pogo acquisition, 2008 crude oil collars with an average floor of $60.00 and an average ceiling of $80.13 as well as 2008 gas collars with an average floor of $8.00 and an average ceiling of $12.11. At March 31, 2008, we had the following open commodity derivative positions, none of which were designated as hedging instruments:

Period	Instrument Type	Daily Volumes	Average Price	Index
Sales of Crude Oil Production
2008
Apr - Dec	Put options	42,000 Bbls	$55.00 Strike price	WTI
Apr - Dec	Collar	2,500 Bbls	$60.00 Floor - $80.13 Ceiling	WTI
2009
Jan - Dec	Put options	32,500 Bbls	$55.00 Strike price	WTI
Sales of Natural Gas Production
2008
Apr - Dec	Collar	15,000 MMBtu	$8.00 Floor - $12.11 Ceiling	Henry Hub

The only cash settlements we are required to make on the put options are option premiums and interest, which are expected to total approximately $44 million in the last nine months of 2008 and $40 million in 2009. Such amounts are not included in the fair value of derivatives in the table below. In a typical collar transaction, we have the right to receive from the counterparty the excess of the floor price specified in the derivative agreement over a floating price based on a market index, multiplied by the specified quantity. If the floating price exceeds the floor price and is less than the ceiling price, no payment is required of either party. If the floating price exceeds the ceiling price, we must pay the counterparty this difference multiplied by the specified quantity. If we have less production than we have specified under the collars when the floating price exceeds the fixed price, we must make payments against which there is not offsetting production.

The fair value of outstanding crude oil and natural gas commodity derivative instruments at March 31, 2008 and the change in fair value that would be expected from a 10% price increase/decrease is shown below (in millions):

		Effect of 10%
	Fair Value	Price Increase	Price Decrease
Put options	$4.2	$(2.2)	$4.8
Crude oil collars	(14.2)	(6.2)	5.7
Natural gas collars	(1.0)	(1.6)	1.3

	$(11.0)	$(10.0)	$11.8

We estimate the fair values of our derivatives using an option-pricing model. The option-pricing model utilizes various factors including NYMEX price quotations, volatilities and the time value of options. All positions offset physical positions exposed to the cash market. None of these offsetting physical positions is included in the above table. Price risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.

The nine financial institutions that are contract counterparties for our derivative commodity contracts all have Standard & Poor’s ratings of A+ or better and all but one of the financial institutions are participating lenders in our senior revolving credit facility. At March 31, 2008, we were in a net derivative liability position with all of the counterparties. Our management intends to continue to maintain derivative arrangements for a portion of our production. These contracts may expose us to the risk of financial loss in certain circumstances. Our derivative arrangements provide us protection on the volumes if prices decline below the prices at which these derivatives are set, but ceiling prices in our derivative may cause us to receive less revenue on the volumes than we would receive in the absence of derivatives.

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of March 31, 2008 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, our internal control over financial reporting can provide only reasonable assurance with respect to our financial reporting and financial statement preparation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On December 17, 2007, we announced that our Board of Directors had authorized the repurchase of up to $1.0 billion of PXP common stock. The shares are repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. The following is a summary of our repurchases of common stock during the three-month period ended March 31, 2008 under this plan:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 to March 31, 2008	5,160,858	$52.64	5,160,858	$728,309,000

ITEM 6 – Exhibits

Exhibit No.		Description
4.1

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of February 13, 2008, among Plains Exploration & Production Company, as borrower, each of the lenders that is a signatory thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 20, 2008, File No. 1-31470).

10.1

Amendment to Plains Exploration & Production Company Amended and Restated Employment Agreement, effective March 12, 2008, by and between Plains Exploration & Production Company and James C. Flores (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2008, File No. 1-31470).

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

PLAINS EXPLORATION & PRODUCTION COMPANY

Date: May 8, 2008	By:	/s/ Winston M. Talbert
Winston M. Talbert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description
4.1

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of February 13, 2008, among Plains Exploration & Production Company, as borrower, each of the lenders that is a signatory thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 20, 2008, File No. 1-31470).

10.1

Amendment to Plains Exploration & Production Company Amended and Restated Employment Agreement, effective March 12, 2008, by and between Plains Exploration & Production Company and James C. Flores (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2008, File No. 1-31470).

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