Form 10-K/A
period 2007-12-31
PLAINS EXPLORATION & PRODUCTION CO
filed 2008-08-06
CIK 891456

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

DOCUMENTS INCORPORATED BY REFERENCE: The information required in Part III of the Annual Report on Form 10-K is incorporated by reference to the registrant's definitive proxy statement filed pursuant to Regulation 14A for the registrant's 2008 Annual Meeting of Stockholders.

PLAINS EXPLORATION & PRODUCTION COMPANY

2007 ANNUAL REPORT ON FORM 10-K/A

Part I
Items 1 & 2.	Business and Properties	3

Part IV
Item 15.	Exhibits	22

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A includes forward-looking information regarding Plains Exploration & Production Company that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “will”, “would”, “should”, “plans”, “likely”, “expects”, “anticipates”, “intends”, “believes”, “estimates”, “thinks”, “may”, and similar expressions, are forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, there are risks, uncertainties and other factors that could cause actual results to be materially different from those in the forward-looking statements. These factors include, among other things:

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

Explanatory Note

This Amendment No. 1 to annual report on Form 10-K/A (“Form 10-K/A”) is being filed to amend the Company’s annual report on Form 10-K for the year ended December 31, 2007, which was originally filed with the SEC on February 27, 2008 (“Original Form 10-K”). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of Items 1 and 2 of Part I, as amended, as well as currently dated certifications. Unaffected items have not been repeated in this Form 10-K/A.

We are filing this Form 10-K/A for the purpose of amending the disclosure contained in Items 1 and 2 of Part I, Business and Properties.

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

42% of our proved undeveloped reserves are scheduled for development beyond five years and 41%, or $1,603 million, of our future estimated capital to develop proved undeveloped reserves is associated with those reserves. Our development pace takes into consideration the characteristics and location of each field while emphasizing minimal impact on the surrounding communities as well as high safety standards. We believe that our historical and forecasted pace of development strikes an appropriate balance between developing our proved reserves and our low risk unproved reserve potential in order to generate steady growth for both production and proved reserves while maximizing the value of our entire portfolio.

The following table sets forth certain information with respect to the total proved undeveloped reserves that were converted to proved developed status over the last five years.

Year	Beginning of Year Proved Undeveloped Reserves MBoe	Proved Undeveloped Reserves Converted to Proved Developed MBoe	Proved Undeveloped Reserves Converted to Proved Developed %	Capital Related to Development of Proved Undeveloped Reserves MM$
2003	116,719	10,699	9%	30
2004	116,924	4,150	4%	31
2005	134,761	26,976	20%	114
2006	134,031	16,025	12%	128
2007	169,722	9,853	6%	109

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

The reserve documentation and calculations for all of our reserves are reviewed both by our internal engineers and independent third party engineers each year. During this process all performance projections are updated and revised where appropriate, all new well control and petrophysical data acquired is incorporated into our estimated ultimate recovery and remaining reserve calculations, and the remaining proved reserves are redistributed among proved developed and proved undeveloped categories where appropriate. This insures forecasts of proved undeveloped reserves represent incremental capture and not acceleration. Our drilling activity includes a significant number of wells that were not classified as proved undeveloped in the previous year’s reserve report and we forecast this trend to continue as we have a substantial inventory of low risk unproved locations in addition to proved drilling locations.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (3) Exhibits

Exhibit Number	Description

31.1*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY

Date: August 5, 2008	/s/ Winston M. Talbert
Winston M. Talbert, Executive Vice President and Chief Financial Officer