Form 10-Q
period 2008-06-30
PLAINS EXPLORATION & PRODUCTION CO
filed 2008-08-06
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

107.6 million shares of Common Stock, $0.01 par value, issued and outstanding at July 31, 2008.

PLAINS EXPLORATION & PRODUCTION COMPANY

(i)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$2,494	$25,446
Restricted cash	-	59,092
Accounts receivable	406,745	304,972
Inventories	24,291	18,394
Deferred income taxes	175,793	229,893
Other current assets	12,946	37,123

	622,269	674,920

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	7,087,870	7,340,238
Not subject to amortization	1,384,611	1,951,783
Other property and equipment	110,955	85,928

	8,583,436	9,377,949
Less allowance for depreciation, depletion and amortization	(1,267,019)	(1,000,722)

	7,316,417	8,377,227

Goodwill	535,296	536,822

Other Assets	103,433	104,382

	$8,577,415	$9,693,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$284,148	$319,583
Commodity derivative contracts	101,825	79,938
Royalties and revenues payable	169,196	132,919
Stock appreciation rights	23,977	63,106
Interest payable	19,228	25,330
Accrued merger expenses	2,764	77,980
Other current liabilities	79,483	119,190

	680,621	818,046

Long-Term Debt
Senior revolving credit facility	611,000	2,205,000
Senior notes	1,500,000	1,100,000

	2,111,000	3,305,000

Other Long-Term Liabilities
Asset retirement obligation	179,665	184,080
Commodity derivative contracts	31,428	33,821
Other	143,460	54,726

	354,553	272,627

Deferred Income Taxes	2,006,433	1,959,431

Commitments and Contingencies (Note 9)
Stockholders’ Equity
Common stock	1,128	1,128
Additional paid-in capital	2,710,212	2,711,617
Retained earnings	990,412	623,993
Accumulated other comprehensive income	1,519	1,566
Treasury stock	(278,463)	(57)

	3,424,808	3,338,247

	$8,577,415	$9,693,351

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Oil sales	$545,767	$231,583	$1,002,351	$437,101
Gas sales	182,334	23,210	346,403	40,745
Other operating revenues	4,602	754	7,026	2,394

	732,703	255,547	1,355,780	480,240

Costs and Expenses
Production costs
Lease operating expenses	85,248	50,112	159,756	94,775
Steam gas costs	40,599	27,924	72,757	54,281
Electricity	10,661	9,500	22,298	18,267
Production and ad valorem taxes	24,181	5,042	50,409	10,301
Gathering and transportation expenses	2,462	1,220	10,951	1,406
General and administrative	45,203	29,913	85,131	52,410
Depreciation, depletion and amortization	130,749	58,523	271,602	111,201
Accretion	3,223	2,273	6,610	4,535

	342,326	184,507	679,514	347,176

Income from Operations	390,377	71,040	676,266	133,064
Other Income (Expense)
Gain on sale of assets	-	-	34,658	-
Interest expense	(23,511)	(11,698)	(54,120)	(17,058)
Debt extinguishment costs	-	-	(10,263)	-
Loss on mark-to-market derivative contracts	(51,427)	(15,837)	(60,908)	(36,427)
Interest and other income	1,686	747	1,661	1,324

Income Before Income Taxes	317,125	44,252	587,294	80,903
Income tax expense
Current	(61,716)	-	(102,253)	-
Deferred	(52,491)	(18,934)	(118,622)	(35,015)

Net Income	$202,918	$25,318	$366,419	$45,888

Earnings per Share
Basic	$1.88	$0.35	$3.33	$0.63
Diluted	$1.84	$0.35	$3.27	$0.63
Weighted Average Shares Outstanding
Basic	107,707	72,171	109,939	72,316

Diluted	110,138	73,275	112,147	73,382

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of dollars)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$366,419	$45,888
Items not affecting cash flows from operating activities
Gain on sale of assets	(34,658)	-
Depreciation, depletion, amortization and accretion	278,212	115,736
Deferred income taxes	118,622	35,015
Debt extinguishment costs	10,263	-
Loss on commodity derivative contracts	60,908	36,427
Noncash compensation	40,451	21,621
Other noncash items	2,886	(31)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(99,046)	(7,548)
Accounts payable and other liabilities	(76,847)	(5,155)
Stock appreciation rights	(58,357)	(6,431)
Income taxes receivable/payable	509	(94,272)

Net cash provided by operating activities	609,362	141,250

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(441,123)	(258,182)
Acquisition of oil and gas properties	(331,293)	(973,875)
Acquisition of Pogo Producing Company	(74,844)	-
Derivative settlements	(29,593)	(49,143)
Proceeds from property sales, net of costs and expenses	1,717,781	-
Decrease in restricted cash	59,092	-
Additions to other property and equipment	(27,443)	(24,164)
Other	(1,229)	(3,431)

Net cash provided by (used in) investing activities	871,348	(1,308,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	4,237,756	1,456,250
Repayments	(5,831,756)	(1,316,750)
Proceeds from issuance of long-term debt	400,000	1,100,000
Cost incurred in connection with financing arrangements	(6,064)	(17,917)
Derivative settlements	(13,088)	-
Purchase of treasury stock	(304,192)	(47,485)
Other	13,682	3,341

Net cash (used in) provided by financing activities	(1,503,662)	1,177,439

Net (decrease) increase in cash and cash equivalents	(22,952)	9,894
Cash and cash equivalents, beginning of period	25,446	899

Cash and cash equivalents, end of period	$2,494	$10,793

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(share and dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2007	112,841	$1,128	$2,711,617	$623,993	$1,566	(1)	$(57)	$3,338,247
Net income	-	-	-	366,419	-	-	-	366,419
Restricted stock awards	12	-	24,154	-	-	-	-	24,154
Treasury stock purchases	-	-	-	-	-	(5,771)	(304,192)	(304,192)
Issuance of treasury stock for restricted stock awards	-	-	(25,786)	-	-	475	25,786	-
Other comprehensive income	-	-	-	-	(47)	-	-	(47)
Exercise of stock options	13	-	227	-	-	-	-	227

Balance at June 30, 2008	112,866	$1,128	$2,710,212	$990,412	$1,519	(5,297)	$(278,463)	$3,424,808

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

These consolidated financial statements and related notes present our consolidated financial position as of June 30, 2008 and December 31, 2007, the results of our operations and comprehensive income for the three months and six months ended June 30, 2008 and 2007, our cash flows for the six months ended June 30, 2008 and 2007 and the changes in stockholders’ equity for the six months ended June 30, 2008. All adjustments, consisting only of normal recurring adjustments that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. The results of our operations for the six months ended June 30, 2008 are not necessarily indicative of the results of our operations to be expected for the full year.

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

Asset Retirement Obligations. The following table reflects the changes in our asset retirement obligation during the six months ended June 30, 2008 (in thousands):

Asset retirement obligation - December 31, 2007	$195,408
Property dispositions	(14,113)
Settlements	(1,143)
Accretion expense	6,610
Acquisitions	1,697
Asset retirement additions	2,111

Asset retirement obligation - June 30, 2008 (1)	$190,570

(1) $10.9 million included in other current liabilities.

Earnings Per Share. For the three months and six months ended June 30, 2008 and 2007 the weighted average shares outstanding for computing basic and diluted earnings per share (“EPS”) were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding - basic	107,707	72,171	109,939	72,316
Unvested restricted stock, restricted stock units and stock options	2,431	1,104	2,208	1,066

Weighted average common shares outstanding - diluted	110,138	73,275	112,147	73,382

In computing earnings per share, no adjustments were made to reported net income.

Inventories. Oil inventories are carried at the lower of the cost to produce or market value and materials and supplies inventories are stated at the lower of cost or market with cost determined on an average cost method. Our inventories consist of (in thousands):

	June 30, 2008	December 31, 2007
Oil	$7,535	$6,066
Materials and supplies	16,756	12,328

	$24,291	$18,394

Stockholders’ Equity. Our Board of Directors has authorized the repurchase of up to $1.0 billion of our common stock. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. During the six months ended June 30, 2008 we repurchased approximately 5.8 million common shares at a cost of approximately $304.2 million. We may expend an additional $695.8 million under the program.

Comprehensive Income. Other comprehensive income consisted of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income	$202,918	$25,318	$366,419	$45,888
Other Comprehensive Income Pension liability adjustment, net of tax benefit	(23)	-	(47)	-

Comprehensive Income	$202,895	$25,318	$366,372	$45,888

Recent Accounting Pronouncements. In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires companies with noncontrolling interests to disclose those interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the income statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and we do not expect this pronouncement to have a significant impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations and requires that acquisition related costs incurred prior to the acquisition be expensed. SFAS 141R expands on the required disclosures to improve the financial statement users’ ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009, except for certain income tax effects of prior acquisitions for which SFAS 141R is now effective. We are currently evaluating the potential impact of this statement.

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

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 is effective sixty days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present Fairly’ in Conformity With Generally Accepted Accounting Principles.” We do not expect this pronouncement to have a significant impact on our consolidated financial position, results of operations or cash flows.

Note 2—Acquisitions

Pogo Producing Company

On November 6, 2007, we acquired Pogo Producing Company (“Pogo”), in a stock and cash transaction. We paid cash consideration of approximately $1.5 billion and issued approximately 40 million common shares valued at approximately $2.0 billion. In addition, we paid cash consideration of $35.4 million to redeem outstanding stock options. The total purchase price included $154.2 million of merger costs. We accounted for the Pogo acquisition as a purchase effective November 6, 2007, and the assets and liabilities were recorded at their fair value. The purchase price allocation is preliminary subject to our determination of Pogo’s final tax basis and fair value of certain liabilities that has not been completed as of June 30, 2008. We expect to finalize the purchase price allocation in the third quarter of 2008. During the first half of 2008, goodwill related to the acquisition was decreased by $1.5 million.

Unaudited Pro Forma Information

The following unaudited pro forma information shows the pro forma effect on our results for the three months and six months ended June 30, 2007 of the Pogo acquisition and certain other material acquisition and financing transactions, including: (1) the acquisition of certain properties located in the Piceance Basin for $975 million in cash and one million shares of common stock in May 2007, (2) the issuance by PXP of $500 million of 7% Senior Notes due 2017 in March 2007, (3) the issuance by PXP of $600 million of 7 3/4% Senior Notes due 2015 in June 2007, (4) $2.0 billion of borrowings under the senior revolving credit facility, and (5) the retirement of Pogo’s $450 million 7.875% Senior Subordinated Notes due 2013, $300 million 6.625% Senior Subordinated Notes due 2015, and $500 million 6.875% Senior Subordinated Notes due 2017. We believe the assumptions used provide a reasonable basis for presenting the pro forma significant effects directly attributable to these transactions. This unaudited pro forma information assumes such transactions occurred on January 1, 2007. This pro forma financial information does not purport to represent what our results of operations would have been if such transactions had occurred on that date.

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
	(in thousands except per share data)
	(unaudited)
Revenues	$488,164	$944,279
Income from continuing operations	28,346	(9,972)
Net income	28,346	(9,972)
Basic and diluted earnings per share
Income from continuing operations	$0.25	$(0.09)
Net income	$0.25	$(0.09)
Weighted average shares outstanding
Basic	112,830	113,146
Diluted	113,934	114,212

South Texas Properties

On April 17, 2008, we completed the acquisition of oil and gas producing properties in South Texas from a private company. After the exercise of third party preferential rights, we paid $291 million in cash, which included preliminary closing adjustments of approximately $10 million. We funded the acquisition primarily with proceeds from recently completed divestments through the use of a tax deferred like-kind exchange (See Note 3—Divestitures). We estimate that proved reserves were approximately 93 billion cubic feet of natural gas equivalent as of December 31, 2007. The effective date of the transaction is January 1, 2008.

Piceance Basin Expansion

On June 27, 2008, PXP and a subsidiary of Occidental Petroleum Corporation (“Oxy”) acquired from a third party working interests in acreage immediately adjacent to our existing Piceance Basin assets. PXP and Oxy, a 50% owner in our Piceance Basin assets, have agreed to pay an aggregate of $158.6 million for a 95% working interest comprising approximately 11,500 net acres. We will operate these properties, which include over 800 potential future drilling locations. Under the terms of the agreement, we paid approximately $20.3 million on June 27, 2008, with the remaining balance payable in equal amounts of approximately $20.3 million on July 1, 2009 and July 1, 2010 and approximately $18.5 million on July 1, 2011. PXP’s total consideration of $79.3 million was allocated to oil and gas properties not subject to amortization. The $59.0 million of unpaid consideration is included in Other Long-Term Liabilities on our Consolidated Balance Sheet at June 30, 2008.

Subsequent Event

On July 7, 2008, we acquired from a subsidiary of Chesapeake Energy Corporation (“Chesapeake”) a 20% interest in Chesapeake’s Haynesville Shale leasehold as of June 30, 2008 for approximately $1.65 billion in cash, of which we paid $1.375 billion on July 7, 2008 and expect to pay the remainder on or before October 30, 2008, subject to customary post-closing adjustments. In connection with the acquisition we also agreed, over a multi-year period, to fund 50% of Chesapeake’s drilling and completion costs associated with future Haynesville Shale wells, up to an additional $1.65 billion. In addition, we will have the option to participate for 20% of any additional leasehold that Chesapeake, or its affiliates, acquires in the Haynesville Shale within a designated area of mutual interest. Chesapeake has publicly stated that its estimated Haynesville Shale leasehold as of June 30, 2008 was approximately 550,000 net acres, which will entitle us to approximately 110,000 net acres. There are no material proved reserves associated with the acreage.

Note 3—Divestitures

On February 15, 2008, we closed the sale to XTO Energy Inc. (“XTO”) of our interests in certain oil and gas properties located in the San Juan Basin in New Mexico and in the Barnett Shale in Texas. This transaction had an effective date of January 1, 2008, and we received $199.0 million in cash proceeds. On February 29, 2008 we completed the acquisition of XTO’s 50% working interest in the Big Mac prospect located on the Texas Gulf Coast for approximately $20.2 million.

On February 29, 2008, we closed the sale of certain oil and gas properties to a subsidiary of Oxy and certain other companies with contractual preferential rights to purchase, with an effective date of January 1, 2008, and received approximately $1.53 billion in cash proceeds. We sold 50% of our working interests in oil and gas properties located in the Permian Basin, West Texas and New Mexico. We retained 50% of our working interest in these properties, and Oxy will be the operator of all the assets previously operated by us. We acquired the above referenced properties in the Pogo acquisition on November 6, 2007, and the property revenues and expenses were included in our historical consolidated statement of income beginning on that date through the closing date of the sale. We also sold 50% of our working interests in oil and gas properties located in the Piceance Basin in Colorado, including a 50% interest in the entity that holds our interest in Collbran Valley Gas Gathering LLC (“CVGG”), and we retained 50% of our working interest in these oil and gas properties. We will remain the operator of these properties. We acquired these properties on May 31, 2007, and the property revenues and expenses were included in our historical consolidated statement of income beginning on that date through the closing date of the sale. We recorded a $34.7 million pretax gain on the sale of the 50% interest in the entity that holds our interest in CVGG.

Our aggregate working interest in the properties sold in February 2008 generated total sales volumes of approximately 11 thousand barrels of oil equivalent per day (“MBOEPD”) during the first quarter of 2008 and had 105 million barrels of oil equivalent (“BOE”) of estimated proved reserves as of December 31, 2007.

We follow the full cost method of accounting under which proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless these sales involve a significant change in the relationship between capitalized costs and proved reserves, in which case a gain or loss is recognized. A gain or loss was not recognized on our sales of oil and gas properties, as the sales did not cause a significant change in the relationship between our capitalized costs and estimated proved reserves. The proceeds from the sales of oil and gas properties were recorded as reductions to capitalized costs.

Note 4—Long-Term Debt

At June 30, 2008 and December 31, 2007, long-term debt consisted of (in thousands):

	June 30, 2008	December 31, 2007
Senior revolving credit facility	$611,000	$2,205,000
7 3/4% Senior Notes	600,000	600,000
7% Senior Notes	500,000	500,000
7 5/8% Senior Notes	400,000	-

	$2,111,000	$3,305,000

On February 13, 2008, we entered into an amendment to our senior revolving credit facility. The amendment reduced the borrowing base and commitments to $2.5 billion and $1.9 billion, respectively from $2.9 billion upon the closing of the sale of certain properties to XTO and Oxy. In addition, the amendment allows us to repurchase up to $1.0 billion of our common stock subject to certain conditions being met. We recognized $10.3 million of debt extinguishment costs in connection with the reduction in our borrowing base. Further, the borrowing base was reduced again upon the May 2008 closing of the 7 5/8% Senior Notes due 2018, from $2.5 billion to approximately $2.4 billion.

Our senior revolving credit facility, as amended, contains negative covenants that limit our ability, as well as the ability of our restricted subsidiaries to, among other things, incur additional debt, pay dividends on stock, make distributions of cash or property, change the nature of our business or operations, redeem stock or redeem subordinated debt, make investments, create liens, enter into leases, sell assets, sell capital stock of subsidiaries, guarantee other indebtedness, enter into agreements that restrict dividends from subsidiaries, enter into certain types of swap agreements, enter into take-or-pay or other prepayment arrangements, merge or consolidate and enter into transactions with affiliates. In addition, we are required to maintain a ratio of debt to EBITDAX (as defined) of no greater than 4.25 to 1.

We have an uncommitted short-term unsecured credit facility under the terms of which we may make borrowings from time to time until June 1, 2009, not to exceed at any time the maximum principal amount of $75.0 million. No advance under the short-term facility may have a term exceeding fourteen days and all amounts outstanding are due and payable no later than June 1, 2009. Each advance under the short-term facility shall bear interest at a rate per annum mutually agreed on by the bank and PXP.

In May 2008, we issued $400 million of 7 5/8% Senior Notes due 2018 (the “7 5 /8% Senior Notes”) at par. We may redeem all or part of the 7 5/8% Senior Notes on or after June 1, 2013 at specified redemption prices and prior to such date at a “make-whole” redemption price. In addition, prior to June 1, 2011 we may, at our option, redeem up to 35% of the 7 5/8% Senior Notes with the proceeds of certain equity offerings. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the 7 5/8% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

The 7 3/4% Senior Notes due 2015, the 7% Senior Notes due 2017 and the 7 5/8% Senior Notes (together, “the Senior Notes”) are our general unsecured, senior obligations. The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by certain of our existing domestic subsidiaries. In the future, the guarantees may be released or terminated under certain circumstances. The Senior Notes rank senior in right of payment to all of our existing and future subordinated indebtedness; pari passu in right of payment with any of our existing and future unsecured indebtedness that is not by its terms subordinated to the Senior Notes; effectively junior to our existing and future secured indebtedness, including indebtedness under our senior revolving credit facility, to the extent of our assets constituting collateral securing that indebtedness; and effectively subordinate to all existing and future indebtedness and other liabilities (other than indebtedness and liabilities owed to us) of our non-guarantor subsidiaries.

The indenture governing the Senior Notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur additional debt; make certain investments or pay dividends or distributions on our capital stock or purchase or redeem or retire capital stock; sell assets, including capital stock of our restricted subsidiaries; restrict dividends or other payments by restricted subsidiaries; create liens that secure debt; enter into transactions with affiliates; and merge or consolidate with another company.

At June 30, 2008, we had $5.7 million in letters of credit outstanding under our senior revolving credit facility, and the effective interest rate on our borrowings under the facility was 3.82%.

Subsequent Events

In connection with the Chesapeake transaction (See Note 2—Acquisitions), we increased the aggregate commitments under, and entered into an amendment to, our senior revolving credit facility. On July 2, 2008, the aggregate commitments of the lenders under our senior revolving credit facility were increased by $400 million to $2.3 billion from $1.9 billion. In addition, on July 23, 2008, we entered into an amendment to our senior revolving credit facility to increase the borrowing base to $3.1 billion from approximately $2.4 billion and further increase the commitments to $2.7 billion from $2.3 billion.

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

Under SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, certain of our derivatives were deemed to contain a significant financing element, and cash settlements with respect to such derivatives are required to be reflected as financing activities in the Statement of Cash Flows. Cash settlements with respect to derivatives that are not accounted for under hedge accounting and do not have a significant financing element are reflected as investing activities in the Statement of Cash Flows.

During June 2008, we entered into crude oil put option contracts on 40,000 barrels of oil per day in 2009 and 2010. The 2009 put options have an average strike price of $106.16 per barrel and an average deferred premium plus interest of $6.19 per barrel, and the 2010 put options have an average strike price of $111.49 per barrel and an average deferred premium plus interest of $12.08 per barrel. The put options for 2009 and 2010 are settled annually based on a calendar year average price. We also acquired natural gas collars with an average floor price of $10.00 per million British thermal units (“MMBtu”) and an average ceiling price of $20.00 per MMBtu on 150,000 MMBtu per day for the months of July 2008 through December 2009. The average deferred premium plus interest is $0.346 per MMBtu and is settled monthly. The deferred premium plus interest is recorded as an offset to commodity derivative assets or as a commodity derivative liability on our Consolidated Balance Sheet when a master netting agreement exists.

At June 30, 2008, we had the following open commodity derivative positions, none of which were designated as hedging instruments:

Period	Instrument Type	Daily Volumes	Average Price(1)	Index
Sales of Crude Oil Production
2008
July - Dec	Put options	42,000 Bbls	$55.00 Strike price	WTI
July - Dec	Collar	2,500 Bbls	$60.00 Floor - $80.13 Ceiling	WTI
2009
Jan - Dec	Put options	32,500 Bbls	$55.00 Strike price	WTI
Jan - Dec	Put options	40,000 Bbls	$106.16 Strike price	WTI
2010
Jan - Dec	Put options	40,000 Bbls	$111.49 Strike price	WTI
Sales of Natural Gas Production
2008
July - Dec	Collar	15,000 MMBtu	$8.00 Floor - $12.11 Ceiling	Henry Hub
July - Dec	Collar	150,000 MMBtu	$10.00 Floor - $20.00 Ceiling	Henry Hub
2009
Jan - Dec	Collar	150,000 MMBtu	$10.00 Floor - $20.00 Ceiling	Henry Hub

(1)	The average strike prices do not reflect the cost to purchase the put options or collars.

The only cash settlements we are required to make on the purchased put options are option premiums and interest. Commodity derivative liabilities at June 30, 2008 include deferred premium and associated accrued interest of (i) approximately $28.9 million for the last six months of 2008, which will be paid ratably each month, (ii) approximately $38.2 million which will be paid ratably each month and approximately $84.4 million which will be paid at the end of the annual period for 2009 and (iii) approximately $159.7 million for 2010, which will be paid at the end of the annual period.

For a collar contract, (i) we are required to pay cash settlements to the counterparty if the settlement price for any settlement period is above the ceiling price, (ii) the counterparty is required to pay cash settlements to us if the settlement price for any settlement period is below the floor price and (iii) neither party is required to pay cash settlements to the other party if the settlement price for any settlement period is equal to or between the floor and ceiling price. We are required to pay premiums and interest for the natural gas collars with daily volumes of 150,000 MMBtu per day. Commodity derivative liabilities at June 30, 2008 include deferred premium and associated accrued interest of approximately $9.4 million for the last six months of 2008 and approximately $18.5 million for 2009. These payments will be made on the monthly settlement dates.

At June 30, 2008 and December 31, 2007, commodity derivative assets and liabilities consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Commodity derivative assets
Crude oil puts	$230,555	$3,786
Natural gas collars	20,542	4,378

Commodity derivative liabilities
Crude oil collars	(27,599)	-
Natural gas collars	(4,798)	(13,314)

Net derivative fair value asset (liability)	218,700	(5,150)
Deferred premium and accrued interest on puts and collars	(339,147)	(93,902)
Settlement payable	(8,813)	(12,521)

Net commodity derivative liability	$(129,260)	$(111,573)

Commodity derivative short-term asset	$-	$2,186
Commodity derivative long-term asset	3,993 (1)	-
Commodity derivative short-term liability	(101,825)	(79,938)
Commodity derivative long-term liability	(31,428)	(33,821)

	$(129,260)	$(111,573)

(1)	Included in Other Assets on our Consolidated Balance Sheet.

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

Stock based compensation for the three and six months ended June 30, 2008 and 2007 was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock based compensation included in:
General and administrative expense	$20,571	$14,346	$32,316	$19,974
Lease operating expenses	7,807	1,372	8,135	1,647
Oil and natural gas properties	8,704	3,172	11,543	4,580

Total stock based compensation	$37,082	$18,890	$51,994	$26,201

Stock Appreciation Rights (“SARs”)

The following table summarizes the status of our SARs at June 30, 2008 and the changes during the six months then ended:

	Outstanding (thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($ thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2008	2,767	$28.90
Granted	742	51.37
Exercised	(1,343)	13.26
Forfeited or expired	(122)	48.68

Outstanding at June 30, 2008	2,044	46.14	$54,861	3.6

Exercisable at June 30, 2008	310	$35.60	$11,581	2.3

We paid $58.4 million for SARs exercised during the six months ended June 30, 2008 and our liability associated with SARs decreased from $68.4 million at December 31, 2007 to $29.5 million at June 30, 2008.

Restricted Stock and Restricted Stock Units (“RSUs”)

The following table summarizes the status of our restricted stock and RSUs at June 30, 2008 and the changes during the six months then ended:

	Equity Instruments (thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($ thousands)	Weighted Average Remaining Contractual Life (Years)
Nonvested at January 1, 2008	4,843	$44.73
Granted	2,176 (1)	52.28
Vested	(774)	42.55
Forfeited	(26)	46.62

Nonvested at June 30, 2008	6,219	$47.63	$453,800	5.0

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

As of June 30, 2008, there was $244.9 million of total unrecognized compensation cost related to nonvested RSUs that is expected to be recognized over a period of 5.0 years.

In addition, under the terms of our Long-Term Retention and Deferred Compensation Plan, annual grants may be increased if certain common stock price performance targets are achieved. We estimated the value and number of RSUs expected to be granted in the future by using a Monte-Carlo simulation model. The model involves forecasting potential future stock price paths based on the expected return on the common stock and its volatility, then calculating the number of RSUs expected to be granted based on the results of the simulations. Pursuant to this simulation model, we estimated that 0.4 million RSUs are expected to be granted. Such units had a weighted average grant date fair value of $46.62 per unit, an aggregate fair value of $18.7 million and a weighted average remaining contractual life of 6 years.

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

We value our derivative instruments, including crude oil put options, crude oil collars and natural gas collars using an option-pricing model. The model uses various inputs including NYMEX price quotations, volatilities, interest rates and time to expiry. We classify our derivatives as Level 2 if the inputs used in the valuation model are directly and indirectly observable as described above; however, if the significant inputs are not observable, we classify those derivatives as Level 3. For our derivatives classified as Level 3, certain inputs which were significant to the overall fair value measurement were not observable for substantially the full term of the instrument. For these inputs we utilize pricing and volatility information from other instruments with similar characteristics. Our crude oil put options that are settled annually and our natural gas collars with an average floor price of $10.00 and average ceiling price of $20.00 are classified as Level 3.

The following table presents, for each fair value hierarchy level, our assets and liabilities related to continuing operations which are measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value at June 30, 2008(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Commodity derivative contracts	$251,097	$-	$1,454	$249,643

Liabilities:
Commodity derivative contracts	32,397	-	32,397	-

(1)	Option premium and interest are not included in the fair value of derivatives.

The following table presents a reconciliation of changes in fair value of financial assets and liabilities classified as Level 3 (in thousands):

Commodity Derivative Contracts(1)
Balance of Level 3 as of January 1, 2008	$-
Total unrealized gains and (losses) included in earnings(2)	(21,508)
Purchases	271,151
Transfers in and out of Level 3	-

Balance of Level 3 as of June 30, 2008	$249,643

Total unrealized gains and (losses) included in earnings related to financial assets and liabilities still on the Consolidated Balance Sheet as of June 30, 2008(2)	$(21,508)

(1)      Option premium and interest are not included in the fair value of derivatives.

(2)         Realized and unrealized gains and losses included in earnings for the period are reported as gain or loss on mark-to-market derivative contracts in our Consolidated Statements of Income.

In November 2007, the FASB agreed to a one-year deferral of SFAS 157 fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. In February 2008, the FASB issued Financial Staff Position (“FSP”) SFAS 157-2 “Effective date of SFAS 157.” This FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have elected to utilize this deferral and have only partially applied SFAS 157 (to financial assets and liabilities measured at fair value on a recurring basis, as described above). Accordingly, we will apply SFAS 157 to our nonfinancial assets and liabilities, which we disclose or recognize at fair value on a nonrecurring basis, such as asset retirement obligations, goodwill impairment and other assets and liabilities, in the first quarter of 2009.

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

Note 8—Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any significant unusual or infrequently occurring items which are recorded in the period that the specific item occurs. For the three months ended June 30, 2008, income tax expense was approximately 36% of pretax income, and for the six months ended June 30, 2008, income tax expense was approximately 38% of pretax income. Variances in our estimated annual effective tax rate from the 35% federal statutory rate primarily result from the effect of state income taxes and estimated permanent differences, which include (1) the special deduction for domestic production and (2) expenses that are not deductible because of Internal Revenue Service limitations. Specific items which affected income tax expense for the six months ended June 30, 2008 included state tax rate changes due to recent asset acquisitions and divestitures and changes to our balance of unrecognized tax positions.

We file income tax returns in the U.S. and various state and foreign jurisdictions. With respect to the previously filed PXP, Nuevo Energy Company and 3TEC Energy Corporation tax returns, we are no longer subject to U.S. federal and state income tax examinations by authorities for years before 1996. For the previously filed Pogo tax returns, we are no longer subject to U. S. federal and state income tax examinations for years prior to 2004. The IRS reviewed Pogo’s federal income tax return for 2004 and indicated they do not intend to perform an examination of that return. During the second quarter of 2008, the IRS informed us that they intend to examine Pogo’s federal tax return for 2006.

The IRS is currently examining the PXP and Nuevo federal income tax returns for 2003 and 2004, the fieldwork for which is anticipated to be completed in the third quarter of 2008. As this IRS audit remains ongoing, it is possible that changes will occur to the balance of our unrecognized tax benefits during the next 12 months as the IRS finalizes its examination. The financial impact of these future changes cannot be determined at this time.

At June 30, 2008 we had approximately $43.7 million of gross unrecognized tax benefits. If all unrecognized tax benefits were recognized, approximately $36.8 million would impact our effective tax rate in future periods (including all indirect tax effects in other jurisdictions). Both of these amounts have increased over the corresponding amounts that existed at December 31, 2007 as a result of our ongoing assessment of developments related to the IRS examinations.

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

On April 10, 2008, a coalition of California environmental organizations announced the signing of an agreement with us and the coalition’s support of our Tranquillon Ridge Project offshore California. We believe the organizations’ support will improve our chance of receiving a new state oil and gas lease and attendant operating permits. In return for the coalition’s support and upon completion of certain permitting and operational objectives, the agreement provides certain benefits to the communities in Santa Barbara County and to the state of California, including a firm end date prohibiting the extension of our existing oil and gas operations, our donation of 3,900 acres of lands and full mitigation of greenhouse gases from the project if Tranquillon Ridge is permitted and proves to be a commercial success. We also agreed to donate $1.5 million to further reduce greenhouse gas emissions in the county and withdraw permits for the approximately 800 acre Purisima Hills residential project if permitting, which is subject to approval by certain California agencies, is successful. We anticipate the permitting process to take place over the next several months.

Plugging, Abandonment and Remediation Obligations. Consistent with normal industry practices, substantially all of our oil and gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove tanks, production equipment and flow lines and restore the wellsite. Typically, when producing oil and gas assets are purchased, the purchaser assumes the obligation to plug and abandon wells that are part of such assets. However, in some instances, we receive an indemnity with respect to those costs. We cannot assure you that we will be able to collect on these indemnities.

In connection with the sale of certain properties offshore California in December 2004, we retained the responsibility for certain abandonment costs, including removing, dismantling and disposing of the existing offshore platforms. The present value of such abandonment costs, $42 million ($81 million undiscounted), is included in our asset retirement obligation as reflected on our Consolidated Balance Sheet. In addition, we agreed to guarantee the performance of the purchaser with respect to the remaining abandonment obligations related to the properties (approximately $46 million). To secure its abandonment obligations, the purchaser of the properties is required to periodically deposit funds into an escrow account. At June 30, 2008, the escrow account had a balance of $9.6 million. The fair value of our guarantee at June 30, 2008 was $0.3 million and is included in Other Long-Term Liabilities in the Consolidated Balance Sheet.

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

Subsequent event. On July 7, 2008, we acquired from Chesapeake a 20% interest in Chesapeake’s Haynesville Shale leasehold as of June 30, 2008, for approximately $1.65 billion in cash, of which we paid $1.375 billion on July 7, 2008 and expect to pay the remainder on or before October 30, 2008, subject to customary post-closing adjustments. In connection with the acquisition we also agreed, over a multi-year period, to fund 50% of Chesapeake’s drilling and completion costs associated with future Haynesville Shale wells, up to an additional $1.65 billion.

Note 10—Consolidating Financial Statements

We are the issuer of $600 million of 7 3/4% Senior Notes, $500 million of 7% Senior Notes and $400 million of 7 5/8% Senior Notes, which are jointly and severally guaranteed on a full and unconditional basis by certain of our existing domestic subsidiaries (referred to as “Guarantor Subsidiaries”). Certain of our subsidiaries do not guarantee the Senior Notes (referred to as “Non-Guarantor Subsidiaries”).

The following financial information presents consolidating financial statements, which include:

•	PXP (the “Issuer”);
•	the Guarantor Subsidiaries on a combined basis;
•	the Non-Guarantor Subsidiaries on a combined basis;
•	elimination entries necessary to consolidate the Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries; and
•	PXP on a consolidated basis.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

JUNE 30, 2008

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$105	$23	$2,366	$-	$2,494
Accounts receivable and other current assets	216,174	402,163	1,438	-	619,775

	216,279	402,186	3,804	-	622,269

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	2,740,587	4,347,283	-	-	7,087,870
Not subject to amortization	241,897	1,124,334	18,380	-	1,384,611
Other property and equipment	41,353	46,395	23,207	-	110,955

	3,023,837	5,518,012	41,587	-	8,583,436
Less allowance for depreciation, depletion and amortization	(621,464)	(967,334)	(23)	321,802	(1,267,019)

	2,402,373	4,550,678	41,564	321,802	7,316,417

Investment in and Advances to Subsidiaries	4,057,340	603,067	(36,577)	(4,623,830)	-

Other Assets	21,301	569,780	47,648	-	638,729

	$6,697,293	$6,125,711	$56,439	$(4,302,028)	$8,577,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$296,277	$281,559	$960	$-	$578,796
Commodity derivative contracts	69,146	32,679	-	-	101,825

	365,423	314,238	960	-	680,621

Long-Term Debt	2,111,000	-	-	-	2,111,000

Other Long-Term Liabilities	184,210	170,343	-	-	354,553

Deferred Income Taxes	611,852	1,268,724	2,262	123,595	2,006,433

Stockholders’ Equity	3,424,808	4,372,406	53,217	(4,425,623)	3,424,808

	$6,697,293	$6,125,711	$56,439	$(4,302,028)	$8,577,415

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2007

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$15,897	$2,261	$7,288	$-	$25,446
Accounts receivable and other current assets	255,049	385,720	8,705	-	649,474

	270,946	387,981	15,993	-	674,920

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	2,632,802	4,707,436	-	-	7,340,238
Not subject to amortization	174,837	1,761,489	15,457	-	1,951,783
Other property and equipment	57,384	11,903	16,641	-	85,928

	2,865,023	6,480,828	32,098	-	9,377,949
Less allowance for depreciation, depletion and amortization	(529,426)	(788,164)	(21)	316,889	(1,000,722)

	2,335,597	5,692,664	32,077	316,889	8,377,227

Investment in and Advances to Subsidiaries	5,120,045	(682,139)	(26,292)	(4,411,614)	-

Other Assets	24,504	613,264	3,436	-	641,204

	$7,751,092	$6,011,770	$25,214	$(4,094,725)	$9,693,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$322,438	$404,413	$11,257	$-	$738,108
Commodity derivative contracts	68,580	11,358	-	-	79,938

	391,018	415,771	11,257	-	818,046

Long-Term Debt	3,305,000	-	-	-	3,305,000

Other Long-Term Liabilities	170,401	102,226	-	-	272,627

Deferred Income Taxes	546,426	1,286,567	2,262	124,176	1,959,431

Stockholders’ Equity	3,338,247	4,207,206	11,695	(4,218,901)	3,338,247

	$7,751,092	$6,011,770	$25,214	$(4,094,725)	$9,693,351

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED JUNE 30, 2008

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$393,543	$152,224	$-	$-	$545,767
Gas sales	14,784	167,550	-	-	182,334
Other operating revenues	296	4,306	-	-	4,602

	408,623	324,080	-	-	732,703

Costs and Expenses
Production costs	106,153	56,998	-	-	163,151
General and administrative	28,465	16,738	-	-	45,203
Depreciation, depletion, amortization and accretion	53,004	82,760	-	(1,792)	133,972

	187,622	156,496	-	(1,792)	342,326

Income from Operations	221,001	167,584	-	1,792	390,377
Other Income (Expense)
Equity in earnings of subsidiaries	97,811	733	-	(98,544)	-
Interest expense	(15,914)	(8,136)	-	539	(23,511)
Loss on mark-to-market derivative contracts	(23,991)	(27,436)	-	-	(51,427)
Interest and other income (expense)	664	827	734	(539)	1,686

Income (Loss) Before Income Taxes	279,571	133,572	734	(96,752)	317,125
Income tax benefit (expense)	(76,653)	(36,906)	1	(649)	(114,207)

Net Income (Loss)	$202,918	$96,666	$735	$(97,401)	$202,918

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED JUNE 30, 2007

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$199,998	$31,585	$-	$-	$231,583
Gas sales	6,894	16,316	-	-	23,210
Other operating revenues	654	100	-	-	754

	207,546	48,001	-	-	255,547

Costs and Expenses
Production costs	76,678	17,120	-	-	93,798
General and administrative	26,009	3,904	-	-	29,913
Depreciation, depletion, amortization and accretion	33,407	27,389	-	-	60,796

	136,094	48,413	-	-	184,507

Income (Loss) from Operations	71,452	(412)	-	-	71,040
Other Income (Expense)
Equity in earnings of subsidiaries	(10,470)	-	-	10,470	-
Interest expense	(7,021)	(10,177)	-	5,500	(11,698)
Loss on mark-to-market derivative contracts	(15,837)	-	-	-	(15,837)
Interest and other income (expense)	6,202	45	-	(5,500)	747

Income (Loss) Before Income Taxes	44,326	(10,544)	-	10,470	44,252
Income tax benefit (expense)	(19,008)	74	-	-	(18,934)

Net Income (Loss)	$25,318	$(10,470)	$-	$10,470	$25,318

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

SIX MONTHS ENDED JUNE 30, 2008

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$695,792	$306,559	$-	$-	$1,002,351
Gas sales	19,989	326,414	-	-	346,403
Other operating revenues	939	6,087	-	-	7,026

	716,720	639,060	-	-	1,355,780

Costs and Expenses
Production costs	188,555	127,616	-	-	316,171
General and administrative	51,598	33,533	-	-	85,131
Depreciation, depletion, amortization and accretion	101,480	181,645	-	(4,913)	278,212

	341,633	342,794	-	(4,913)	679,514

Income from Operations	375,087	296,266	-	4,913	676,266
Other Income (Expense)
Equity in earnings of subsidiaries	178,899	655	-	(179,554)	-
Interest expense	(26,947)	(42,253)	-	15,080	(54,120)
Debt extinguishment costs	(10,263)	-	-	-	(10,263)
Loss on mark-to-market derivative contracts	(23,557)	(37,351)	-	-	(60,908)
Interest and other income (expense)	15,562	35,179	658	(15,080)	36,319

Income (Loss) Before Income Taxes	508,781	252,496	658	(174,641)	587,294
Income tax benefit (expense)	(142,362)	(78,529)	(3)	19	(220,875)

Net Income (Loss)	$366,419	$173,967	$655	$(174,622)	$366,419

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

SIX MONTHS ENDED JUNE 30, 2007

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$380,385	$56,716	$-	$-	$437,101
Gas sales	14,206	26,539	-	-	40,745
Other operating revenues	2,145	249	-	-	2,394

	396,736	83,504	-	-	480,240

Costs and Expenses
Production costs	148,473	30,557	-	-	179,030
General and administrative	46,202	6,208	-	-	52,410
Depreciation, depletion, amortization and accretion	62,106	53,630	-	-	115,736
Full cost ceiling test writedown	-	55,889		(55,889)	-

	256,781	146,284	-	(55,889)	347,176

Income (Loss) from Operations	139,955	(62,780)	-	55,889	133,064
Other Income (Expense)
Equity in earnings of subsidiaries	(16,563)	-	-	16,563	-
Interest expense	(7,853)	(14,705)	-	5,500	(17,058)
Loss on mark-to-market derivative contracts	(36,427)	-	-	-	(36,427)
Interest and other income (expense)	6,779	45	-	(5,500)	1,324

Income (Loss) Before Income Taxes	85,891	(77,440)	-	72,452	80,903
Income tax benefit (expense)	(40,003)	28,428	-	(23,440)	(35,015)

Net Income (Loss)	$45,888	$(49,012)	$-	$49,012	$45,888

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2008

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$366,419	$173,967	$655	$(174,622)	$366,419
Items not affecting cash flows from operating activities
Gain on sale of assets	-	(34,658)	-	-	(34,658)
Depreciation, depletion, amortization and accretion	101,480	181,645	-	(4,913)	278,212
Equity in earnings of subsidiaries	(178,899)	(655)	-	179,554	-
Deferred income taxes	101,506	17,697	-	(581)	118,622
Debt extinguishment costs	10,263	-	-	-	10,263
Loss on commodity derivative contracts	23,557	37,351	-	-	60,908
Noncash compensation	25,440	15,047	(36)	-	40,451
Other noncash items	1,499	1,711	(324)	-	2,886
Change in assets and liabilities from operating activities
Accounts receivable and other assets	12,890	(115,297)	3,361	-	(99,046)
Accounts payable and other liabilities	(27,194)	(48,717)	(936)	-	(76,847)
Stock appreciation rights	(58,357)	-	-	-	(58,357)
Income taxes receivable	509	-	-	-	509

Net cash provided by (used in) operating activities	379,113	228,091	2,720	(562)	609,362

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(160,948)	(275,111)	(5,064)	-	(441,123)
Acquisition of oil and gas properties	-	(406,137)	-	-	(406,137)
Derivative settlements	(29,593)	-	-	-	(29,593)
Proceeds from property sales, net of costs and expenses	1,717,781	-	-	-	1,717,781
Decrease in restricted cash	-	59,092	-	-	59,092
Other	(20,200)	(676)	(7,796)	-	(28,672)

Net cash provided by (used in) investing activities	1,507,040	(622,832)	(12,860)	-	871,348

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	4,237,756	-	-	-	4,237,756
Repayments	(5,831,756)	-	-	-	(5,831,756)
Proceeds from issuance of long-term debt	400,000	-	-	-	400,000
Derivative settlements	(13,088)	-	-	-	(13,088)
Purchase of treasury stock	(304,192)	-	-	-	(304,192)
Investment in and advances to affiliates	(398,625)	392,845	5,218	562	-
Other	7,960	(342)	-	-	7,618

Net cash provided by (used in) financing activities	(1,901,945)	392,503	5,218	562	(1,503,662)

Net increase (decrease) in cash and cash equivalents	(15,792)	(2,238)	(4,922)	-	(22,952)
Cash and cash equivalents, beginning of period	15,897	2,261	7,288	-	25,446

Cash and cash equivalents, end of period	$105	$23	$2,366	$-	$2,494

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2007

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$45,888	$(49,012)	$-	$49,012	$45,888
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	62,106	109,519	-	(55,889)	115,736
Equity in earnings of subsidiaries	16,563	-	-	(16,563)	-
Deferred income taxes	27,451	(15,876)	-	23,440	35,015
Loss on commodity derivative contracts	36,427	-	-	-	36,427
Noncash compensation	20,468	1,153	-	-	21,621
Other noncash items	14	(45)	-	-	(31)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	5,319	(12,867)	-	-	(7,548)
Accounts payable and other liabilities	(5,861)	706	-	-	(5,155)
Stock appreciation rights	(6,431)	-	-	-	(6,431)
Income taxes payable	(94,272)	-	-	-	(94,272)

Net cash provided by operating activities	107,672	33,578	-	-	141,250

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(174,379)	(83,803)	-	-	(258,182)
Acquisition of oil and gas properties	(973,875)	-			(973,875)
Derivative settlements	(49,143)	-	-	-	(49,143)
Other	(21,712)	(2,433)	(3,450)	-	(27,595)

Net cash used in investing activities	(1,219,109)	(86,236)	(3,450)	-	(1,308,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	1,456,250	-	-	-	1,456,250
Repayments	(1,316,750)	-	-	-	(1,316,750)
Proceeds for issuance of long-term debt	1,100,000	-	-	-	1,100,000
Cost incurred in connection with financing arrangements	(17,917)	-	-	-	(17,917)
Investment in and advances to affiliates	(56,112)	52,662	3,450	-	-
Purchase of treasury stock	(47,485)	-	-	-	(47,485)
Other	3,341	-	-	-	3,341

Net cash provided by financing activities	1,121,327	52,662	3,450	-	1,177,439

Net increase in cash and cash equivalents	9,890	4	-	-	9,894
Cash and cash equivalents, beginning of period	896	3	-	-	899

Cash and cash equivalents, end of period	$10,786	$7	$-	$-	$10,793

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

Company Overview

We are an independent oil and gas company primarily engaged in the activities of acquiring, developing, exploring and producing oil and gas properties in the United States. Our core areas of operations are:

•	the Los Angeles and San Joaquin Basins onshore California;

•	the Santa Maria Basin offshore California;

•	the Piceance and Wind River Basins in the Rocky Mountains;

•	the Haynesville Shale in North Louisiana and East Texas;

•	the Permian Basin in West Texas and New Mexico;

•	the Anadarko Basin in the Texas Panhandle; and

•	the South Texas and Gulf Coast regions, including the Gulf of Mexico.

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties. We use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of increases in oil and gas prices above the maximum fixed amount specified in the derivative agreement and subjects us to the credit risk of the counterparties to such agreements. See Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

Assets in our principal focus areas include mature properties with long-lived reserves and significant development opportunities as well as newer properties with development and exploration potential. Our primary sources of liquidity are cash generated from our operations, our senior revolving credit facility, and periodic public offerings of debt. See Liquidity and Capital Resources.

Recent Events

Haynesville Shale Acquisition

On July 7, 2008, we acquired from a subsidiary of Chesapeake Energy Corporation (“Chesapeake”), a 20% interest in Chesapeake’s Haynesville Shale leasehold as of June 30, 2008 for approximately $1.65 billion in cash, of which we paid $1.375 billion on July 7, 2008 and expect to pay the remainder on or before October 30, 2008, subject to customary post-closing adjustments. In connection with the acquisition we also agreed, over a multi-year period, to fund 50% of Chesapeake’s drilling and completion costs associated with future Haynesville Shale wells, up to an additional $1.65 billion. In addition, we will have the option to participate for 20% of any additional leasehold that Chesapeake, or its affiliates, acquires in the Haynesville Shale within a designated area of mutual interest. We funded the transaction with borrowings under our senior revolving credit facility. Chesapeake has publicly stated that its estimated Haynesville Shale leasehold as of June 30, 2008 was approximately 550,000 net acres, which will entitle us to approximately 110,000 net acres. There are no material proved reserves associated with the acreage.

Other Acquisitions

On April 17, 2008, we completed the acquisition of oil and gas producing properties in South Texas from a private company. After the exercise of third party preferential rights, we paid $291 million in cash, which included preliminary closing adjustments of approximately $10 million. We funded the acquisition primarily with proceeds from recently completed divestments through the use of a tax deferred like-kind exchange. We estimate that proved reserves were approximately 93 billion cubic feet of natural gas equivalent as of December 31, 2007. The effective date of the transaction is January 1, 2008.

On June 27, 2008, PXP and a subsidiary of Occidental Petroleum Corporation (“Oxy”) acquired from a third party working interests in acreage immediately adjacent to our existing Piceance Basin assets. PXP and Oxy, a 50% owner in our Piceance Basin assets, have agreed to pay a total of $158.6 million for a 95% working interest comprising approximately 11,500 net acres. We will operate these properties, which include over 800 potential future drilling locations. Under the terms of the agreement, we paid approximately $20.3 million on June 27, 2008, with the remaining balance payable in equal amounts of approximately $20.3 million on July 1, 2009 and July 1, 2010 and approximately $18.5 million on July 1, 2011.

Divestments

On February 29, 2008, we closed the sale of certain oil and gas properties to a subsidiary of Oxy and certain other companies with contractual preferential rights to purchase, with an effective date of January 1, 2008, and received approximately $1.53 billion in cash proceeds. We sold 50% of our working interests in oil and gas properties located in the Permian Basin, West Texas and New Mexico. We retained 50% of our working interest in these properties, and Oxy will be the operator of all the assets previously operated by us. We acquired the above referenced properties in the Pogo acquisition on November 6, 2007, and the property revenues and expenses were included in our historical consolidated statement of income beginning on that date through the closing date of the sale. We also sold 50% of our working interests in oil and gas properties located in the Piceance Basin in Colorado, including a 50% interest in the entity that holds our interest in Collbran Valley Gas Gathering LLC (“CVGG”), and we retained 50% of our working interest in these oil and gas properties. We will remain the operator of these properties. We acquired these properties on May 31, 2007, and the property revenues and expenses were included in our historical consolidated statement of income beginning on that date through the closing date of the sale. We recorded a $34.7 million pretax gain on the sale of the 50% interest in the entity that holds our interest in CVGG.

On February 15, 2008, we closed the sale to XTO Energy Inc. (“XTO”) of our interests in certain oil and gas properties located in the San Juan Basin in New Mexico and in the Barnett Shale in Texas. This transaction had an effective date of January 1, 2008, and we received $199.0 million in cash proceeds. On February 29, 2008 we completed the acquisition of XTO’s 50% working interest in the Big Mac prospect located on the Texas Gulf Coast for approximately $20.2 million.

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

Results Overview

In the first half of 2008, we reported net income of $366.4 million, or $3.27 per diluted share compared to net income of $45.9 million, or $0.63 per diluted share in the first half of 2007.

On May 31, 2007, we acquired interests in oil and gas producing properties in the Piceance Basin in Colorado, plus associated midstream assets, and on November 6, 2007, we acquired Pogo Producing Company, or Pogo, which was engaged in oil and gas exploration, development, acquisition and production activities primarily located in the onshore United States.

Results of Operations

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a BOE basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales Volumes
Oil and liquids sales (MBbls)	5,019	4,264	10,265	8,526
Gas (MMcf)
Production	18,232	4,212	39,598	7,267
Used as fuel	547	584	1,135	1,163
Sales	17,685	3,628	38,463	6,104
MBOE
Production	8,057	4,966	16,864	9,737
Sales	7,966	4,870	16,675	9,544
Daily Average Volumes
Oil and liquids sales (Bbls)	55,153	46,865	56,399	47,106
Gas (Mcf)
Production	200,358	46,285	217,573	40,148
Used as fuel	6,015	6,415	6,236	6,423
Sales	194,343	39,870	211,337	33,725
BOE
Production	88,546	54,579	92,662	53,798
Sales	87,543	53,510	91,622	52,727
Unit Economics (in dollars)
Average NYMEX Prices
Oil	$123.80	$65.02	$111.12	$61.67
Gas	10.90	7.55	9.50	7.17
Average Realized Sales Price Before
Derivative Transactions
Oil (per Bbl)	$108.74	$54.31	$97.65	$51.27
Gas (per Mcf)	10.31	6.40	9.01	6.68
Per BOE	91.40	52.32	80.89	50.07
Costs and Expenses per BOE
Production costs
Lease operating expenses	$10.70	$10.29	$9.58	$9.93
Steam gas costs	5.10	5.73	4.36	5.69
Electricity	1.34	1.95	1.34	1.91
Production and ad valorem taxes	3.04	1.04	3.02	1.08
Gathering and transportation	0.31	0.25	0.66	0.15
Depreciation, depletion and amortization of oil and gas properties (“DD&A”)	15.70	11.35	15.73	11.01

The following table reflects cash receipts (payments) made with respect to derivative contracts that settled during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Mark-to-market contracts
Crude oil put options and collars	$(20,844)	$(25,615)	$(43,108)	$(49,143)
Natural gas collars	-	-	427	-

Comparison of Three Months Ended June 30, 2008 to Three Months Ended June 30, 2007

Oil and gas revenues. Oil and gas revenues increased $473.3 million, to $728.1 million for 2008 from $254.8 million for 2007 due to increased volumes primarily as a result of the Pogo acquisition, which closed in November 2007, and an increase in realized prices of $39.08 per BOE.

Oil revenues increased $314.2 million to $545.8 million for 2008 from $231.6 million for 2007 reflecting higher realized prices ($232.1 million) and higher sales volumes ($82.1 million). Our average realized price for oil increased $54.43 to $108.74 per Bbl for 2008 from $54.31 per Bbl for 2007. Approximately 92% of the revenue increase attributable to prices is due to an improvement in the NYMEX oil price, which averaged $123.80 per Bbl in 2008 versus $65.02 per Bbl in 2007, and the remainder is due to an improved differential to NYMEX as a result of an increase in the percentage of the NYMEX index price we receive on a portion of our heavy crude oil sold under a contract in California. Oil sales volumes increased 8.3 MBbls per day to 55.2 MBbls per day in 2008 from 46.9 MBbls per day in 2007, primarily reflecting production from the properties acquired in the Pogo acquisition, which had sales of 9.1 MBbls per day in the second quarter of 2008.

Gas revenues increased $159.1 million to $182.3 million in 2008 from $23.2 million in 2007 due to increased sales volumes ($144.9 million) and an increase in realized prices ($14.2 million). Our average realized price for gas was $10.31 per Mcf in 2008 compared to $6.40 per Mcf in 2007. Approximately 86% of the gas revenue increase attributable to prices is due to an improvement in the NYMEX gas price, which averaged $10.90 per Mcf in 2008 versus $7.55 per Mcf in 2007, and the remainder is due to an improvement in our average differential to NYMEX, which averaged $1.15 per Mcf in the second quarter of 2007 versus $0.59 in the second quarter of 2008. Gas sales volumes increased from 39.9 MMcf per day in 2007 to 194.3 MMcf per day in 2008, primarily reflecting production from the properties acquired in the Pogo acquisition in November 2007, which had sales of 141.2 MMcf per day in the second quarter of 2008, and increased production from the Piceance Basin properties. Production from the Piceance Basin properties increased 155% to 27.5 MMcf per day in the second quarter of 2008 compared to 10.8 MMcf per day in the second quarter of 2007.

Lease operating expenses. Lease operating expenses increased $35.1 million, to $85.2 million in 2008 from $50.1 million in 2007. Lease operating expenses for 2008 includes $23.1 million attributable to the Pogo and Piceance Basin properties acquired in November and May of 2007, respectively. Lease operating expense for the second quarter of 2007 includes $0.6 million of Piceance Basin costs. Excluding these incremental costs, lease operating expenses increased $12.6 million due primarily to increased charges for stock appreciation rights ($6.4 million) as a result of an increase in the price of our common stock and repairs and maintenance expense and workover expense ($4.0 million). On a per unit basis, lease operating expenses increased to $10.70 per BOE in 2008 versus $10.29 per BOE in 2007 due to increased costs.

Steam gas costs. Steam gas costs increased $12.7 million, to $40.6 million in 2008 from $27.9 million in 2007, primarily reflecting the higher cost of gas used in steam generation. In 2008, we burned approximately 4.2 billion cubic feet (“Bcf”) of natural gas at a cost of approximately $9.70 per Mcf compared to 4.3 Bcf at a cost of approximately $6.53 per Mcf in 2007.

Electricity. Electricity increased $1.2 million, to $10.7 million in 2008 from $9.5 million in 2007, primarily reflecting rate increases from providers. On a per unit basis, electricity decreased to $1.34 per BOE in 2008 versus $1.95 per BOE in 2007 due to increased sales volume.

Production and ad valorem taxes. Production and ad valorem taxes increased $19.2 million, to $24.2 million in 2008 from $5.0 million in 2007, primarily reflecting increased volumes from the Pogo and Piceance Basin acquisitions ($18.1 million).

Gathering and transportation expenses. Gathering and transportation expenses increased $1.3 million, to $2.5 million in 2008 from $1.2 million in 2007, primarily reflecting increased volumes from the Piceance Basin properties.

General and administrative expense. G&A expense increased $15.3 million, to $45.2 million in 2008 compared to $29.9 million in 2007. The increase, net of capitalization, is due to increased personnel costs primarily as a result of the Pogo and Piceance Basin acquisitions (approximately $7.1 million), stock based compensation (approximately $11.8 million) and transition and other expenses related to the Pogo acquisition (approximately $0.8 million). These expenses were partially offset by an increase in capitalized G&A related to our acquisition, exploration and development activities. We capitalized $19.9 million and $10.2 million of G&A costs in 2008 and 2007, respectively. The increase in capitalized G&A is attributable to increased acquisition, exploration and development activities.

Depreciation, depletion and amortization. DD&A expense increased $72.2 million, to $130.7 million in 2008 from $58.5 million in 2007. The increase was attributable to our oil and gas DD&A, primarily due to increased production ($48.6 million) and a higher per unit rate ($21.6 million). Our oil and gas unit of production rate increased to $15.70 per BOE in 2008 compared to $11.35 per BOE in 2007. The increase primarily reflects the acquisition of the Pogo and Piceance Basin properties.

Accretion expense. Accretion expense increased $0.9 million, to $3.2 million in 2008 from $2.3 million in 2007. Accretion expense for 2008 included $0.8 million attributable to an increase in our asset retirement obligation associated with the Pogo and Piceance Basin properties acquired in November and May of 2007, respectively.

Interest expense. Interest expense increased $11.8 million, to $23.5 million in 2008 from $11.7 million in 2007 due to higher outstanding debt associated with the Pogo and Piceance Basin acquisitions. Interest expense does not include interest capitalized on oil and gas properties not subject to amortization or other assets being prepared for use. We capitalized $12.0 million and $5.0 million of interest in 2008 and 2007, respectively. The increase in capitalized interest is due to a higher unevaluated property balance associated with the Pogo and Piceance Basin acquisitions.

Loss on mark-to-market derivative contracts. We do not currently use hedge accounting for our derivative instruments. Consequently, our derivative contracts are marked-to-market each quarter with fair value gains and losses, both realized and unrealized, recognized currently as a gain or loss on mark-to-market derivative contracts on the income statement. Cash flow is only impacted to the extent the actual settlements under the contracts result in making a payment to or receiving a payment from the counterparty.

In 2008, we recognized a $51.4 million loss related to mark-to-market derivative contracts and cash payments related to contracts that settled totaled $20.8 million. In 2007, we recognized a $15.8 million loss related to mark-to-market derivative contracts and cash payments related to contracts that settled totaled $25.6 million. The increase in the loss related to mark-to-market derivative contracts is primarily due to (i) additional contracts entered into during the second quarter of 2008 (See Item 3 – Quantitative and Qualitative Disclosures About Market Risk) and (ii) price increases in oil and natural gas.

Income taxes. During interim periods income tax expense is generally based on the estimated effective income tax rate that is expected for the entire year plus any significant, unusual or infrequently occurring items that are recorded in the period that the specific item occurs. As pretax book income changes in future quarters, our effective tax rate may increase or decrease. Variances in our estimated annual effective tax rate from the 35% federal statutory rate primarily result from the effect of state income taxes and estimated permanent differences, which include (1) the special deduction for domestic production and (2) expenses that are not deductible because of Internal Revenue Service limitations.

For the second quarter of 2008, income tax expense was approximately 36% of pretax income. Specific items affecting income tax expense for the second quarter included state tax rate changes due to recent asset acquisitions and divestitures plus changes to our balance of unrecognized tax positions. For the second quarter 2007, income tax expense was approximately 43% of pretax income.

Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007

Oil and gas revenues. Oil and gas revenues increased $870.9 million, to $1.3 billion for 2008 from $477.8 million for 2007, primarily due to increased volumes as a result of the Pogo acquisition and an increase in realized prices of $30.82 per BOE.

Oil revenues increased $565.2 million to $1.0 billion for 2008 from $437.1 million for 2007 reflecting higher realized prices ($395.4 million) and higher sales volumes ($169.8 million). Our average realized price for oil increased $46.38 to $97.65 per Bbl for 2008 from $51.27 per Bbl for 2007. Approximately 93% of the revenue increase attributable to price is due to an improvement in the NYMEX oil price, which averaged $111.12 per Bbl in 2008 versus $61.67 per Bbl in 2007, and the remainder is due to an improved differential to NYMEX as a result of an increase in the percentage of the NYMEX index price we receive on a portion of our heavy crude oil sold under a contract in California. Oil sales volumes increased 9.3 MBbls per day to 56.4 MBbls per day in 2008 from 47.1 MBbls per day in 2007, primarily reflecting production from the properties acquired in the Pogo acquisition, which had sales of 10.8 MBbls per day in 2008.

Gas revenues increased $305.7 million to $346.4 million in 2008 from $40.7 million in 2007 due to increased sales volumes ($291.4 million) and an increase in realized prices ($14.2 million). Our average realized price for gas was $9.01 per Mcf in 2008 compared to $6.68 per Mcf in 2007. Gas sales volumes increased from 33.7 MMcf per day in 2007 to 211.3 MMcf per day in 2008 primarily reflecting production from the properties acquired in the Pogo acquisition, which had sales of 149.5 MMcf per day in 2008, and increased production from the Piceance Basin properties. Production from the Piceance Basin properties increased 542% to 34.7 MMcf per day for the first half of 2008 compared to 5.4 MMcf per day in the same period of 2007.

Lease operating expenses. Lease operating expenses increased $65.0 million, to $159.8 million in 2008 from $94.8 million in 2007. Lease operating expenses for 2008 includes $47.4 million attributable to the Pogo and Piceance Basin properties acquired in November and May of 2007, respectively. Lease operating expense for 2007 includes $0.6 million of Piceance Basin costs. Excluding these incremental costs, lease operating expenses increased $16.8 million due primarily to increased charges for stock appreciation rights ($6.5 million) as a result of the increased price of our common stock and repairs and maintenance and workover expense ($7.8 million). On a per unit basis, lease operating expenses decreased to $9.58 per BOE in 2008 versus $9.93 per BOE in 2007 due to the increased sales volumes.

Steam gas costs. Steam gas costs increased $18.5 million, to $72.8 million in 2008 from $54.3 million in 2007, primarily reflecting the higher cost of gas used in steam generation. In 2008, we burned approximately 8.4 Bcf of natural gas at a cost of approximately $8.70 per Mcf compared to 8.4 Bcf at a cost of $6.44 per Mcf in 2007.

Electricity. Electricity increased $4.0 million, to $22.3 million in 2008 from $18.3 million in 2007, primarily reflecting the Pogo acquisition ($2.2 million) and increased rates. On a per unit basis, electricity decreased to $1.34 per BOE in 2008 versus $1.91 per BOE in 2007 due to increased sales volumes.

Production and ad valorem taxes. Production and ad valorem taxes increased $40.1 million, to $50.4 million in 2008 from $10.3 million in 2007, primarily reflecting increased volumes from the Pogo and Piceance Basin acquisitions ($38.2 million).

Gathering and transportation expenses. Gathering and transportation expenses increased $9.6 million, to $11.0 million in 2008 from $1.4 million in 2007, primarily reflecting increased volumes from the Pogo and Piceance Basin acquisitions.

General and administrative expense. G&A expense increased $32.7 million to $85.1 million in 2008 compared to $52.4 million in 2007. The increase, net of capitalization, is due to increased personnel costs primarily as a result of the Pogo and Piceance Basin acquisitions (approximately $14.3 million), stock based compensation (approximately $19.3 million) and transition and other expenses related to the Pogo acquisition (approximately $5.3 million). These expenses were partially offset by an increase in capitalized G&A related to our acquisition, exploration and development activities. We capitalized $34.1 million and $18.5 million of G&A costs in 2008 and 2007, respectively. The increase in capitalized G&A is attributable to increased acquisition, exploration and development activities.

Depreciation, depletion and amortization. DD&A expense increased $160.4 million, to $271.6 million in 2008 from $111.2 million in 2007. The increase was attributable to our oil and gas DD&A, primarily due to increased production ($112.1 million) and a higher per unit rate ($46.0 million). Our oil and gas unit of production rate increased to $15.73 per BOE in 2008 compared to $11.01 per BOE in 2007. The increase primarily reflects the acquisition of the Pogo and Piceance Basin properties.

Accretion expense. Accretion expense increased $2.1 million, to $6.6 million in 2008 from $4.5 million in 2007. Accretion expense for 2008 included $1.8 million attributable to an increase in our asset retirement obligation associated with the Pogo and Piceance Basin properties acquired in November and May of 2007, respectively.

Gain on sale of assets. In February 2008, we completed the sale to Oxy of 50% of the entity which holds our investment in CVGG and recorded a gain on the sale of $34.7 million.

Interest expense. Interest expense increased $37.0 million, to $54.1 million in 2008 from $17.1 million in 2007 due to higher outstanding debt associated with the Pogo and Piceance Basin acquisitions. Interest expense does not include interest capitalized on oil and gas properties not subject to amortization and other assets being prepared for use. We capitalized $29.7 million and $7.1 million of interest in 2008 and 2007, respectively. The increase in capitalized interest is due to a higher unevaluated property balance associated with the Pogo and Piceance Basin acquisitions.

Debt extinguishment costs. In connection with a reduction of the borrowing base on our senior revolving credit facility in February 2008, we recorded $10.3 million of debt extinguishment costs.

Loss on mark-to-market derivative contracts. We do not currently use hedge accounting for our derivative instruments. Consequently, our derivative contracts are marked-to-market each quarter with fair value gains and losses, both realized and unrealized, recognized currently as a gain or loss on mark-to-market derivative contracts on the income statement. Cash flow is only impacted to the extent the actual settlements under the contracts result in making a payment to or receiving a payment from the counterparty.

In 2008, we recognized a $60.9 million loss related to mark-to-market derivative contracts and cash payments related to contracts that settled totaled $42.7 million. In 2007, we recognized a $36.4 million loss related to mark-to-market derivative contracts and cash payments related to contracts that settled totaled $49.1 million. The increase in the loss related to mark-to-market derivative contracts is primarily due to (i) additional contracts entered into during the second quarter of 2008 (See Item 3 – Quantitative and Qualitative Disclosures About Market Risk) and (ii) price increases in oil and natural gas.

Income taxes. During interim periods, income tax expense is generally based on the estimated effective income tax rate that is expected for the entire year plus any significant, unusual or infrequently occurring items that are recorded in the period that the specific item occurs. As pretax book income changes in future quarters, our effective tax rate may increase or decrease. Variances in our estimated annual effective tax rate from the 35% federal statutory rate primarily result from the effect of state income taxes and estimated permanent differences, which include (1) the special deduction for domestic production and (2) expenses that are not deductible because of Internal Revenue Service limitations.

For the six months ended June 30, 2008 income tax expense was approximately 38% of pretax income. Specific items affecting income tax expense for the six months ended June 30, 2008 included state tax rate changes due to recent asset acquisitions and divestitures plus changes to our balance of unrecognized tax positions. For the six months ended June 30, 2007, income tax expense was approximately 43% of pretax income.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our senior revolving credit facility, and periodic public offerings of debt. At June 30, 2008, we had approximately $1.3 billion available under our senior revolving credit facility, which had aggregate commitments of $1.9 billion. In connection with the Chesapeake transaction, we increased the aggregate commitments and entered into an amendment to our senior revolving credit facility that increased the commitments to $2.7 billion. On July 7, 2008, we borrowed $1.375 billion under our senior revolving credit facility to fund the Chesapeake transaction.

We believe that we have sufficient liquidity through our cash from operations and borrowing capacity under our senior revolving credit facility to meet our short-term and long-term normal recurring operating needs, derivative obligations, debt service obligations, commitments and contingencies and anticipated capital expenditures. In addition, our discretionary capital expenditures could be curtailed if our cash flows declined from expected levels. We have no current debt maturities and our senior revolving credit facility matures on November 6, 2012.

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

Working Capital

At June 30, 2008, we had a working capital deficit of approximately $58.4 million. Our working capital deficit is affected by fluctuations in the fair value of our commodity derivative instruments and SARs. At June 30, 2008, we had net short-term liabilities of $68.2 million and $15.3 million for derivatives and SARs, respectively. Excluding these items our working capital was approximately $25.1 million. We generally have a working capital deficit or a minimal working capital balance because we use excess cash to pay down borrowings under our senior revolving credit facility.

Financing Activities

7 5/8% Senior Notes. In May 2008, we issued $400 million of 7 5/8% Senior Notes due 2018 (the “7 5/8% Senior Notes”) at par. The net proceeds were used to repay borrowings under our senior revolving credit facility. We may redeem all or part of the 7 5/8% Senior Notes on or after June 1, 2013 at specified redemption prices and prior to that date at a “make-whole” redemption price. In addition, prior to June 1, 2011 we may, at our option, redeem up to 35% of the 7 5/8% Senior Notes with the proceeds of certain equity offerings. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the 7 5/8% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

The 7 3/4% Senior Notes due 2015, the 7% Senior Notes due 2017 and the 7 5/8% Senior Notes (together, “the Senior Notes”) are our general unsecured, senior obligations. The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by certain of our existing domestic subsidiaries. In the future, the guarantees may be released or terminated under certain circumstances. The Senior Notes rank senior in right of payment to all of our existing and future subordinated indebtedness; pari passu in right of payment with any of our existing and future unsecured indebtedness that is not by its terms subordinated to the Senior Notes; effectively junior to our existing and future secured indebtedness, including indebtedness under our senior revolving credit facility, to the extent of our assets constituting collateral securing that indebtedness; and effectively subordinate to all existing and future indebtedness and other liabilities (other than indebtedness and liabilities owed to us) of our non-guarantor subsidiaries.

The indenture governing the Senior Notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur additional debt; make certain investments or pay dividends or distributions on our capital stock or purchase or redeem or retire capital stock; sell assets, including capital stock of our restricted subsidiaries; restrict dividends or other payments by restricted subsidiaries; create liens that secure debt; enter into transactions with affiliates; and merge or consolidate with another company.

Amended Credit Agreement. On February 13, 2008, we entered into an amendment to our senior revolving credit facility. The amendment reduced the borrowing base and commitments to $2.5 billion and $1.9 billion, respectively, from $2.9 billion upon the closing of the sale of certain properties to XTO and Oxy. In addition, the amendment allows us to repurchase up to $1.0 billion of our common stock subject to certain conditions being met. The effective interest rate on our borrowings under the senior revolving credit facility was 3.82% at June 30, 2008. Further, the borrowing base was reduced again upon the May 2008 closing of the 7 5/8% Senior Notes, from $2.5 billion to approximately $2.4 billion.

In connection with the Chesapeake transaction, we increased the aggregate commitments and entered into an amendment to our senior revolving credit facility. On July 2, 2008, the aggregate commitments of the lenders under our senior revolving credit facility were increased by $400 million to $2.3 billion from $1.9 billion. In addition, on July 23, 2008, we entered into an amendment to our senior revolving credit facility to increase the borrowing base to $3.1 billion from approximately $2.4 billion and further increase the commitments to $2.7 billion from $2.3 billion.

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

Short-term Credit Facility. We have an uncommitted short-term unsecured credit facility under the terms of which we may make borrowings from time to time until June 1, 2009, not to exceed at any time the maximum principal amount of $75.0 million. No advance under the short-term facility may have a term exceeding fourteen days and all amounts outstanding are due and payable no later than June 1, 2009. Each advance under the short-term facility shall bear interest at a rate per annum mutually agreed on by the bank and PXP.

Cash Flows

	Six Months Ended June 30,
	2008	2007
	(in millions)
Cash provided by (used in):
Operating activities	$609.4	$141.3
Investing activities	871.3	(1,308.8)
Financing activities	(1,503.7)	1,177.4

Net cash provided by operating activities was $609.4 million in 2008 compared to $141.3 million in 2007. The increase in net cash provided by operating activities in 2008 reflects higher operating income primarily related to the Pogo acquisition and higher commodity prices, partially offset by interest expense. As discussed below, certain of our derivative cash payments are classified as financing or investing activities.

Net cash provided by investing activities of $871.3 million in 2008 primarily reflects net proceeds from property sales of $1.7 billion and reduction in restricted cash of $59.1 million, partially offset by additions to oil and gas properties of $847.3 million, additions to other property and equipment of $27.4 million and derivative settlements of $29.6 million. Net cash used in investing activities of $1.3 billion in 2007 primarily reflects the purchase of the Piceance Basin properties of $973.9 million, additions to oil and gas properties of $258.2 million and derivative settlements of $49.1 million. Derivative settlements related to derivatives that have not been qualified for hedge accounting and do not contain a significant financing element are reflected as investing activities.

Net cash used in financing activities of $1.5 billion in 2008 primarily reflects the $1.6 billion net reduction in borrowings under our senior revolving credit facility and $304.2 million for treasury stock purchases, partially offset by $400 million from the issuance of the 7 5/8% Senior Notes. Net cash provided by financing activities in 2007 of $1.2 billion, primarily reflects $1.2 billion in net borrowings, including $1.1 billion from the issuance of the 7% and 7 3/4% Senior Notes, partially offset by $47.5 million for treasury stock purchases. In 2008, certain of our derivatives are deemed to contain a significant financing element and cash settlements with respect to such derivatives are required to be reflected as financing activities.

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $1.0 billion of our common stock. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. During the six months ended June 30, 2008, we repurchased approximately 5.8 million common shares at a cost of approximately $304.2 million. We may expend an additional $695.8 million under the program.

Commitments and Contingencies

On July 7, 2008, we acquired from Chesapeake a 20% interest in Chesapeake’s Haynesville Shale leasehold as of June 30, 2008, for approximately $1.65 billion in cash, of which we paid $1.375 billion on July 7, 2008 and expect to pay the remainder on or before October 30, 2008, subject to customary post-closing adjustments. In connection with the acquisition we also agreed, over a multi-year period, to fund 50% of Chesapeake’s drilling and completion costs associated with future Haynesville Shale wells, up to an additional $1.65 billion.

On June 27, 2008, PXP and a subsidiary of Oxy acquired from a third party working interests in acreage immediately adjacent to our existing Piceance Basin assets. PXP and Oxy, a 50% owner in our Piceance Basin assets, have agreed to pay an aggregate of $158.6 million for a 95% working interest comprising approximately 11,500 net acres. Under the terms of the agreement, we paid approximately $20.3 million on June 27, 2008, with the remaining balance payable in equal amounts of approximately $20.3 million on July 1, 2009 and July 1, 2010 and approximately $18.5 million on July 1, 2011. The $59.0 million of unpaid consideration is included in Other Long-Term Liabilities on our Consolidated Balance Sheet at June 30, 2008.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations and requires that acquisition related costs incurred prior to the acquisition be expensed. SFAS 141R expands on the required disclosures to improve the financial statement users’ ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009, except for certain income tax effects of prior acquisitions for which SFAS 141R is now effective. We are currently evaluating the potential impact of this statement.

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

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present Fairly’ in Conformity With Generally Accepted Accounting Principles.” We do not expect this pronouncement to have a significant impact on our consolidated financial position, results of operations or cash flows.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

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

During June 2008, we entered into crude oil put option contracts on 40,000 barrels of oil per day in 2009 and 2010. The 2009 put options have an average strike price of $106.16 per barrel and an average deferred premium plus interest of $6.19 per barrel and the 2010 put options have an average strike price of $111.49 per barrel and an average deferred premium plus interest of $12.08 per barrel. The put options for 2009 and 2010 are settled annually on a calendar year average price. We also acquired natural gas collars with an average floor price of $10.00 per million British thermal units (“MMBtu”) and an average ceiling price of $20.00 per MMBtu on 150,000 MMBtu per day for the months of July 2008 through December 2009. The average deferred premium plus interest is $0.346 per MMBtu and is settled monthly.

At June 30, 2008, we had the following open commodity derivative positions, none of which were designated as hedging instruments:

Period	Instrument Type	Daily Volumes	Average Price	Index
Sales of Crude Oil Production
2008
July - Dec	Put options	42,000 Bbls	$55.00 Strike price	WTI
July - Dec	Collar	2,500 Bbls	$60.00 Floor -$80.13 Ceiling	WTI
2009
Jan - Dec	Put options	32,500 Bbls	$55.00 Strike price	WTI
Jan - Dec	Put options	40,000 Bbls	$106.16 Strike price	WTI
2010
Jan - Dec	Put options	40,000 Bbls	$111.49 Strike price	WTI
Sales of Natural Gas Production
2008
July - Dec	Collar	15,000 MMBtu	$8.00 Floor - $12.11 Ceiling	Henry Hub
July - Dec	Collar	150,000 MMBtu	$10.00 Floor - $20.00 Ceiling	Henry Hub
2009
Jan - Dec	Collar	150,000 MMBtu	$10.00 Floor - $20.00 Ceiling	Henry Hub

The only cash settlements we are required to make on the purchased put options are option premiums and interest. Commodity derivative liabilities at June 30, 2008 include deferred premiums and associated accrued interest of (i) approximately $28.9 million for the last six months of 2008, which will be paid ratably each month, (ii) approximately $38.2 million which will be paid ratably each month and approximately $84.4 million which will be paid at the end of the annual period for 2009 and (iii) approximately $159.7 million for 2010, which will be paid at the end of the annual period.

For a collar contract, (i) we are required to pay cash settlements to the counterparty if the settlement price for any settlement period is above the ceiling price, (ii) the counterparty is required to pay cash settlements to us if the settlement price for any settlement period is below the floor price and (iii) neither party is required to pay cash settlements to the other party if the settlement price for any settlement period is equal to or between the floor and ceiling price. We are required to pay premiums and interest for the natural gas collars with daily volumes of 150,000 MMBtu per day. Commodity derivative liabilities at June 30, 2008 include deferred premiums and associated accrued interest of approximately $9.4 million for the last six months of 2008 and approximately $18.5 million for 2009. These payments will be made on the monthly settlement dates.

The fair value of outstanding crude oil and natural gas commodity derivative instruments at June 30, 2008 and the change in fair value that would be expected from a 10% price increase or decrease is shown below (in millions). The fair value does not include the deferred premiums on the purchased put options and natural gas collars.

		Effect of 10%
	Fair Value Asset (Liability)	Price Increase	Price Decrease
Put options	$230.6	$(65.5)	$91.8
Crude oil collars	(27.6)	(6.3)	6.3
Natural gas collars	15.7	(27.7)	28.9

	$218.7	$(99.5)	$127.0

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

The ten financial institutions that are contract counterparties for our derivative commodity contracts all have Standard & Poor’s ratings of A+ or better and all but one of the financial institutions are participating lenders in our senior revolving credit facility. At June 30, 2008, we were in a net derivative liability position with all of the counterparties. Our management intends to continue to maintain derivative arrangements for a portion of our production. These contracts may expose us to the risk of financial loss in certain circumstances. Our derivative arrangements provide us protection on the volumes if prices decline below the prices at which these derivatives are set, but ceiling prices in our derivatives may cause us to receive less revenue on the volumes than we would receive in the absence of derivatives.

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of June 30, 2008 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, our internal control over financial reporting can provide only reasonable assurance with respect to our financial reporting and financial statement preparation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On December 17, 2007, we announced that our Board of Directors had authorized the repurchase of up to $1.0 billion of PXP common stock. The shares are repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. The following is a summary of our repurchases of common stock during the three-month period ended June 30, 2008 under this plan:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2008	610,000	$53.07	5,770,858	$695,936,000

ITEM 4 – Submission of Matters to a Vote of Security Holders

The following items were presented for approval to stockholders of record on March 21, 2008 at the Company’s 2008 annual meeting of stockholders, held on May 8, 2008 in Houston, Texas:

		For	Against	Abstained or Withheld
(i)	Election of Directors

	James C. Flores	96,399,250	-	3,081,851
	Isaac Arnold, Jr.	96,513,115	-	2,967,986
	Alan R. Buckwalter, III	96,553,680	-	2,927,421
	Jerry L. Dees	84,332,455	-	15,148,646
	Tom H. Delimitros	84,341,117	-	15,139,984
	Thomas A. Fry, III	96,550,676	-	2,930,425
	Robert L. Gerry, III	96,548,437	-	2,932,664
	Charles G. Groat	96,542,886	-	2,938,215
	John H. Lollar	84,185,943	-	15,295,158

(ii)	Ratification of PricewaterhouseCoopers LLP, independent certified public accountants, as auditors of the Company’s financial statements for the fiscal year ending December 31, 2008	99,385,341	53,774	41,985

Of the 109,897,282 shares of common stock issued and outstanding on March 21, 2008, the record date for the Company’s 2008 annual meeting of stockholders, 99,481,101 were present, either in person or by proxy.

ITEM 6 – Exhibits

1.1

Underwriting Agreement, dated May 20, 2008, by and among Plains Exploration & Production Company, the guarantors parties thereto, J.P. Morgan Securities Inc. and the underwriters parties thereto (incorporated by reference to Exhibit 1.1 to the May 23, 2008 Form 8-K (the “May 23, 2008 Form 8-K”)).

4.1

Seventh Supplemental Indenture, dated May 23, 2008, to Indenture, dated as of March 13, 2007, among Plains Exploration & Production Company, the subsidiary guarantors parties thereto and Wells Fargo Bank, N.A., as trustee (including form of 7 5/8% Senior Notes due 2018) (incorporated by reference to Exhibit 4.1 to the May 23, 2008 Form 8-K).

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

Date: August 5, 2008
	By:	/s/ Winston M. Talbert
Winston M. Talbert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

1.1

Underwriting Agreement, dated May 20, 2008, by and among Plains Exploration & Production Company, the guarantors parties thereto, J.P. Morgan Securities Inc. and the underwriters parties thereto (incorporated by reference to Exhibit 1.1 to the May 23, 2008 Form 8-K (the “May 23, 2008 Form 8-K”)).

4.1

Seventh Supplemental Indenture, dated May 23, 2008, to Indenture, dated as of March 13, 2007, among Plains Exploration & Production Company, the subsidiary guarantors parties thereto and Wells Fargo Bank, N.A., as trustee (including form of 7 5/8% Senior Notes due 2018) (incorporated by reference to Exhibit 4.1 to the May 23, 2008 Form 8-K).

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