Form 10-Q
period 2009-03-31
PLAINS EXPLORATION & PRODUCTION CO
filed 2009-05-07
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

120.1 million shares of Common Stock, $0.01 par value, issued and outstanding at April 30, 2009.

PLAINS EXPLORATION & PRODUCTION COMPANY

(i)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$181,524	$311,875
Accounts receivable	124,785	175,896
Commodity derivative contracts	256,173	945,838
Inventories	20,467	23,368
Other current assets	18,081	19,464

	601,030	1,476,441

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	7,418,317	7,106,785
Not subject to amortization	2,553,763	2,513,424
Other property and equipment	116,809	110,990

	10,088,889	9,731,199
Less allowance for depreciation, depletion, amortization and impairment	(5,304,626)	(5,217,803)

	4,784,263	4,513,396

Goodwill	535,265	535,265

Commodity Derivative Contracts	18,772	530,181

Other Assets	51,621	56,632

	$5,990,951	$7,111,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$301,192	$363,713
Royalties and revenues payable	66,795	87,874
Interest payable	28,781	20,843
Income taxes payable	39,837	102,948
Deferred income taxes	116,230	285,426
Other current liabilities	121,816	132,841

	674,651	993,645

Long-Term Debt	1,837,283	2,805,000

Other Long-Term Liabilities
Asset retirement obligation	163,257	159,473
Other	31,102	32,061

	194,359	191,534

Deferred Income Taxes	882,746	744,456

Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common stock	1,129	1,129
Additional paid-in capital	2,728,921	2,739,625
Retained earnings (deficit)	(79,903)	(85,101)
Accumulated other comprehensive income (loss)	(678)	(684)
Treasury stock, at cost	(247,557)	(277,689)

	2,401,912	2,377,280

	$5,990,951	$7,111,915

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues
Oil sales	$156,614	$456,584
Gas sales	71,264	164,069
Other operating revenues	634	2,424

	228,512	623,077

Costs and Expenses
Production costs
Lease operating expenses	70,884	74,508
Steam gas costs	15,557	32,158
Electricity	10,942	11,637
Production and ad valorem taxes	11,621	26,228
Gathering and transportation expenses	6,647	8,489
General and administrative	37,093	39,928
Depreciation, depletion and amortization	88,114	140,853
Accretion	3,531	3,387
Other operating expenses	4,457	-

	248,846	337,188

Income (Loss) from Operations	(20,334)	285,889
Other Income (Expense)
Gain on sale of assets	-	34,658
Interest expense	(21,997)	(30,609)
Debt extinguishment costs	(10,243)	(10,263)
Gain (loss) on mark-to-market derivative contracts	88,139	(9,481)
Other expense	(707)	(25)

Income Before Income Taxes	34,858	270,169
Income tax (expense) benefit
Current	(55,791)	(40,537)
Deferred	26,131	(66,131)

Net Income	$5,198	$163,501

Earnings per Share
Basic	$0.05	$1.46
Diluted	$0.05	$1.43
Weighted Average Shares Outstanding
Basic	107,755	112,171

Diluted	108,224	114,156

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of dollars)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,198	$163,501
Items not affecting cash flows from operating activities
Gain on sale of assets	-	(34,658)
Depreciation, depletion, amortization and accretion	91,645	144,240
Deferred income tax (benefit) expense	(26,131)	66,131
Debt extinguishment costs	10,243	10,263
Commodity derivative contracts	(88,139)	9,481
Noncash compensation	14,499	12,073
Other noncash items	1,826	950
Change in assets and liabilities from operating activities
Accounts receivable and other assets	42,949	14,520
Accounts payable and other liabilities	(28,992)	(93,330)
Stock appreciation rights	(245)	(49,358)
Income taxes receivable/payable	(52,204)	40,941

Net cash (used in) provided by operating activities	(29,351)	284,754

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(416,350)	(274,568)
Proceeds from sales of oil and gas properties and related assets, net of costs and expenses	-	1,709,880
Derivative settlements	1,294,157	(16,647)
Increase in restricted cash and cash held in escrow	-	(280,882)
Additions to other property and equipment	(5,819)	(22,689)
Other	-	(14,242)

Net cash provided by investing activities	871,988	1,100,852

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	2,240,090	3,154,441
Repayments	(3,545,090)	(4,299,441)
Proceeds from issuance of Senior Notes	337,161	-
Cost incurred in connection with financing arrangements	(6,541)	(137)
Derivative settlements	1,392	(5,190)
Purchase of treasury stock	-	(271,807)
Other	-	19,391

Net cash used in financing activities	(972,988)	(1,402,743)

Net decrease in cash and cash equivalents	(130,351)	(17,137)
Cash and cash equivalents, beginning of period	311,875	25,446

Cash and cash equivalents, end of period	$181,524	$8,309

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(share and dollar amounts in thousands)

			Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)			Total
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
Balance at December 31, 2008	112,874	$1,129	$2,739,625	$(85,101)	$(684)	(5,283)	$(277,689)	$2,377,280
Net income	-	-	-	5,198	-	-	-	5,198
Restricted stock awards	-	-	19,425	-	-	-	-	19,425
Issuance of treasury stock for restricted stock awards	-	-	(30,129)	-	-	546	30,132	3
Other comprehensive income	-	-	-	-	6	-	-	6

Balance at March 31, 2009	112,874	$1,129	$2,728,921	$(79,903)	$(678)	(4,737)	$(247,557)	$2,401,912

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Organization and Significant Accounting Policies

The consolidated financial statements of Plains Exploration & Production Company, a Delaware corporation (“PXP”, “us”, “our” or “we”), include the accounts of all its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year statements to conform to the current year presentation.

We are an independent energy company that is engaged in the “upstream” oil and gas business. The upstream business acquires, develops, explores for and produces oil and gas. Our upstream activities are primarily located in the United States. We also have interests in an exploration prospect offshore Vietnam.

These consolidated financial statements and related notes present our consolidated financial position as of March 31, 2009 and December 31, 2008, the results of our operations, cash flows and comprehensive income for the three months ended March 31, 2009 and 2008 and the changes in stockholders’ equity for the three months ended March 31, 2009. All adjustments, consisting only of normal recurring adjustments that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. The results of our operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Asset Retirement Obligation. The following table reflects the changes in our asset retirement obligation during the three months ended March 31, 2009 (in thousands):

Asset retirement obligation - December 31, 2008	$169,809
Settlements	(772)
Accretion expense	3,531
Asset retirement additions	842

Asset retirement obligation - March 31, 2009 (1)	$173,410

(1) $10.2 million included in other current liabilities.

Earnings Per Share. For the three months ended March 31, 2009 and 2008 the weighted average shares outstanding for computing basic and diluted earnings per share were (in thousands):

	Three Months Ended March 31,
	2009	2008
Weighted average shares outstanding - basic	107,755	112,171
Unvested restricted stock, restricted stock units and stock options	469	1,985

Weighted average shares outstanding - diluted	108,224	114,156

In the first quarter of 2009 and 2008, 3.4 million and 1.0 million restricted stock units, respectively, were excluded in computing diluted earnings per share because they were antidilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method. In computing earnings per share, no adjustments were made to reported net income.

Inventories. Oil inventories are carried at the lower of the cost to produce or market value, and materials and supplies inventories are stated at the lower of cost or market with cost determined on an average cost method. Our inventories consist of (in thousands):

	March 31, 2009	December 31, 2008
Oil	$7,701	$6,689
Materials and supplies	12,766	16,679

	$20,467	$23,368

Impairment of oil and gas properties. Under the SEC’s full cost accounting rules for oil and gas activities, we review the carrying value of our proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties (net of accumulated depreciation, depletion, amortization and impairment and related deferred income taxes) may not exceed a “ceiling” equal to:

•	the present value discounted at 10% of estimated future net cash flows from proved oil and gas reserves, net of estimated future income taxes; plus

•	the lower of cost or fair value of unproved properties not included in the costs being amortized (net of related tax effects).

These rules generally require that we price our future oil and gas production at the oil and gas prices in effect at the end of each fiscal quarter. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including derivative contracts that qualify and are designated for hedge accounting treatment. None of our derivative contracts were designated as hedges at March 31, 2009. The rules require an impairment if our capitalized costs exceed this “ceiling,” even if prices declined for only a short period of time.

During the fourth quarter of 2008, oil and gas prices declined significantly and we recorded an impairment of our oil and gas properties related to our year-end ceiling test. At March 31, 2009, the ceiling with respect to our oil and gas properties exceeded the net capitalized costs of those properties by approximately 4%, and we did not record an impairment. Given the volatility of oil and gas prices, it is likely that our estimate of discounted future net revenues from proved oil and gas reserves will change in the near term. If oil and gas prices decline in the future, even if only by a small amount, impairments of our oil and gas properties could occur. Impairments required by these rules do not directly impact our cash flows from operating activities.

Goodwill. In a purchase transaction, goodwill represents the excess of the purchase price plus the liabilities assumed, including deferred income taxes recorded in connection with the transaction, over the fair value of the net assets acquired. At March 31, 2009, goodwill totaled $535 million and represented approximately 9% of our total assets.

We account for goodwill in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill is not amortized; instead it is tested at least annually for impairment at a level of reporting referred to as a reporting unit. Impairment occurs when the carrying amount of goodwill exceeds its implied fair value. A two-step impairment test is used to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired, thus the second step of the impairment test is unnecessary.

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

We follow the full cost method of accounting for oil and gas activities and all of our producing properties are located in the United States. We have determined that for the purpose of performing an impairment test in accordance with SFAS 142, we have one reporting unit. SFAS 142 states that quoted market prices in active markets are the best evidence of fair value and should be used as the basis for the fair value measurement, if available. Accordingly, we use the quoted market price of our common stock as a starting point in determining the fair value of our reporting unit.

We perform our goodwill impairment test annually as of December 31 and have recorded no impairments to goodwill based on such tests. We also perform interim impairment tests if events occur or circumstances change that would indicate that the fair value of our reporting unit could be below its carrying amount. Due to the adverse market conditions that continued to have a pervasive impact on the U.S. business climate in the first quarter of 2009, we performed an interim goodwill impairment test as of March 31, 2009. In determining the fair value of our reporting unit in the first step of the goodwill impairment test, we applied a control premium to the quoted market price of our common stock, and we concluded that our goodwill was not impaired as of that date. We determined the control premium through reference to control premiums in merger and acquisition transactions for our industry and other comparable industries. If the price of our common stock declines, we could have an impairment of our goodwill in future periods.

An impairment of goodwill could significantly reduce earnings during the period in which the impairment occurs and would result in a corresponding reduction to goodwill and stockholders’ equity.

Stock Based Compensation. Stock based compensation for the three months ended March 31, 2009, was $17.9 million, of which $14.5 million is included in general and administrative expense (“G&A”) and $3.4 million is included in oil and natural gas properties. Stock based compensation for the three months ended March 31, 2008, was $15.0 million, of which $11.7 million is included in G&A, $0.3 million is included in lease operating expense and $3.0 million is included in oil and natural gas properties.

During the first quarter of 2009, we granted 1.3 million restricted stock units at an average fair value of $22.11 per share and 833 thousand stock appreciation rights with an average exercise price of $21.14 per share.

Comprehensive Income. Other comprehensive income consisted of (in thousands):

	Three Months Ended March 31,
	2009	2008
Net Income	$5,198	$163,501
Other Comprehensive Income
Pension liability adjustment, net of tax benefit	6	(24)

Comprehensive Income	$5,204	$163,477

Recent Accounting Pronouncements. In December 2008, the SEC issued a final rule, Modernization of Oil and Gas Reporting, which is effective January 1, 2010 for reporting 2009 oil and gas reserve information. The new disclosure requirements permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The new disclosure also requires companies to include nontraditional resources such as oil sands, shale, coalbeds or other nonrenewable natural resources in reserves if they are intended to be upgraded to synthetic oil and gas. Currently the SEC requires that reserve volumes are determined using prices on the last day of the reporting period; however, the new disclosure requirements provide for reporting oil and gas reserves using an average price based upon the prior twelve month period rather than year-end prices. The new requirements also will allow companies to disclose their probable and possible reserves to investors and will require companies to report the independence and qualifications of their reserve preparer or auditor. We will adopt the provisions of the release as of December 31, 2009 for our 2009 Annual Report on Form 10-K. We are currently evaluating the impact of the release.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”) and FSP FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). These FSPs are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted; however, early adoption requires that the FSPs are adopted concurrently.

We early adopted these FSPs effective January 1, 2009, and the FSPs did not have a material impact on our consolidated financial position, results of operations or cash flows:

•

FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased as well as guidance for identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.

•

FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

Note 2—Long-Term Debt

At March 31, 2009 and December 31, 2008, long-term debt consisted of (in thousands):

	March 31, 2009	December 31, 2008
Senior revolving credit facility	$-	$1,305,000
7 3/4% Senior Notes due 2015	600,000	600,000
10% Senior Notes due 2016 (less unamortized discount of $27.7 million)	337,283	-
7% Senior Notes due 2017	500,000	500,000
7 5/8% Senior Notes due 2018	400,000	400,000

	$1,837,283	$2,805,000

On March 13, 2009, we entered into an amendment to our senior revolving credit facility. The amendment reduced the borrowing base and commitments from $2.7 billion and $2.3 billion, respectively, to $1.5 billion. This reduction gives consideration to our derivative monetization (See Note 3 – Derivative Instruments), and the borrowing base and commitments were immediately further reduced to $1.4 billion in recognition of our issuance of $365 million of 10% senior notes due 2016, which closed March 6, 2009 (the “10% Senior Notes”). We recognized $10.2 million of debt extinguishment costs in connection with the reduction in our borrowing base.

In addition, the amendment increased the cost of borrowings under the facility. Amounts borrowed under our senior revolving credit facility bear an interest rate, at our election, equal to either: (i) the Eurodollar rate, which is based on LIBOR, plus an additional variable amount ranging from 2.00% to 2.75%; (ii) the greater of (1) the prime rate, as determined by JPMorgan Chase Bank, (2) the federal funds rate, plus  1/2 of 1%, and (3) the adjusted LIBOR rate plus 1%; or (iii) the over-night federal funds rate plus an additional variable amount ranging from 2.00% to 2.75% for swingline loans. The additional variable amount of interest payable on outstanding borrowings is based on (1) the utilization rate as a percentage of the total amount of funds borrowed under our senior revolving credit facility to the conforming borrowing base and (2) our long-term debt ratings. Commitment fees and letter of credit fees under our senior revolving credit facility are based on the utilization rate and our long-term debt rating. Commitment fees are 0.50% of the amount available for borrowing. Letter of credit fees range from 2.0% to 2.75%.

Our senior revolving credit facility is secured by 100% of the shares of stock in certain of our domestic and 65% of certain foreign subsidiaries and mortgages covering at least 75% of the total present value of our domestic oil and gas properties. Our senior revolving credit facility, as amended, contains negative covenants that limit our ability, as well as the ability of our restricted subsidiaries, among other things, to incur additional debt, pay dividends on stock, make distributions of cash or property, change the nature of our business or operations, redeem stock or redeem subordinated debt, make investments, create liens, enter into leases, sell assets, sell capital stock of subsidiaries, guarantee other indebtedness, enter into agreements that restrict dividends from subsidiaries, enter into certain types of swap agreements, enter into take-or-pay or other prepayment arrangements, merge or consolidate and enter into transactions with affiliates. In addition, we are required to maintain a ratio of debt to EBITDAX (as defined) of no greater than 4.25 to 1.

As of March 31, 2009, we had no borrowings outstanding, approximately $1.0 million in letters of credit outstanding and approximately $1.4 billion available for future secured borrowings under our senior revolving credit facility.

In March 2009, we issued $365 million of 10% Senior Notes due 2016, which were sold to the public at 92.373% of the face value to yield 11.625% to maturity. We received approximately $330 million of net proceeds after deducting the underwriting discount, original issue discount and estimated offering expenses. The net proceeds were used to reduce indebtedness outstanding under our senior revolving credit facility and for general corporate purposes, including capital expenditures. We may redeem all or part of the 10% Senior Notes on or after March 1, 2013 at specified redemption prices and prior to such date at a “make-whole” redemption price. In addition, prior to March 1, 2012 we may, at our option, redeem up to 35% of the 10% Senior Notes with the proceeds of certain equity offerings. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the 10% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

The 10% Senior Notes are general unsecured senior obligations. The 10% Senior Notes are jointly and severally guaranteed on a full and unconditional basis by certain of our existing domestic subsidiaries. In the future, the guarantees may be released or terminated under certain circumstances. The 10% Senior Notes rank senior in right of payment to all of our existing and future subordinated indebtedness; pari passu in right of payment with any of our existing and future unsecured indebtedness that is not by its terms subordinated to the 10% Senior Notes; effectively junior to our existing and future secured indebtedness, including indebtedness under our senior revolving credit facility, to the extent of our assets constituting collateral securing that indebtedness; and effectively subordinate to all existing and future indebtedness and other liabilities (other than indebtedness and liabilities owed to us) of our non-guarantor subsidiaries.

Subsequent Event

In April 2009, we issued $200 million of 10% Senior Notes due 2016. The notes were sold to the public at 92.969% of the face value, plus interest accrued from March 6, 2009, to yield 11.5% to maturity. The notes were issued under the indenture by which we issued the $365 million of 10% Senior Notes. We received approximately $181 million of net proceeds after deducting the underwriting discount, original issue discount and estimated offering expenses. The net proceeds will be used for general corporate purposes, including future capital expenditures. Pursuant to the terms of our senior revolving credit facility, the borrowing base was reduced from $1.4 billion to $1.34 billion effective on the closing date of these notes.

Note 3—Derivative Instruments

General

We are exposed to various market risks, including volatility in oil and gas commodity prices, interest rates and foreign currency. The level of derivative activity we engage in depends on our view of market conditions, available derivative prices and operating strategy. A variety of derivative instruments may be utilized to manage our exposure to the volatility of oil and gas commodity prices, such as swaps, collars, puts, calls and various combinations of these instruments. Currently, we do not use derivatives to manage our interest rate or foreign currency risk. Our senior notes are at fixed interest rates, and our revolving credit facility is at variable interest rates, although there are no amounts outstanding under our revolving credit facility as of March 31, 2009. Our foreign currency risk in Vietnam has been minimal due to the size of our operations.

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

Under SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), certain of our derivatives were deemed to contain a significant financing element. Cash settlements with respect to such derivatives are required to be reflected as financing activities in the Statement of Cash Flows. Cash settlements with respect to derivatives that are not accounted for under hedge accounting and do not have a significant financing element are reflected as investing activities in the Statement of Cash Flows.

For put options, we pay a premium to the counterparty in exchange for the sale of a put option. If the index price is below the strike price of the put option, we receive the difference between the strike price and the index price multiplied by the contract volumes less the premium. If the market price settles at or above the strike price of the put option, we pay only the option premium.

In a typical collar transaction, if the floating price based on a market index is below the floor price in the derivative contract, we receive from the counterparty this difference multiplied by the specified quantity. If the floating price exceeds the floor price and is less than the ceiling price, no payment is required by either party. If the floating price exceeds the ceiling price, we must pay the counterparty the difference multiplied by the specified quantity. If we have less production than the volumes we have specified under the collar transaction when the floating price exceeds the ceiling price, we must make payments against which there is no offsetting revenues from production.

In the first quarter of 2009, we monetized our 2009 and 2010 crude oil put option contracts on 40,000 BOPD with weighted average strike prices of $106.16 per barrel and $111.49 per barrel, respectively. In addition, we also terminated our crude oil swaps on 20,000 BOPD in 2009. As a result of this monetization, we received approximately $1.1 billion in net proceeds, which we used to reduce the outstanding balance on our senior revolving credit facility and other general corporate purposes.

In 2009, we also entered into crude oil put option contracts with a strike price of $55.00 per barrel on 40,000 BOPD in 2010, and, in a separate transaction, we acquired natural gas three-way collars on 40,000 million British thermal units (“MMBtu”) per day for 2010. Under this arrangement, if the index price is below the floor price of $6.25 per MMBtu, we receive the difference between $6.25 and the index price up to a maximum of $1.45 per MMBtu. If the index price is greater than the ceiling price of $8.00 per MMBtu, we pay the difference between the index price and $8.00 per MMBtu.

As of March 31, 2009, we had the following outstanding commodity derivative contracts, all of which settle monthly, and none of which were designated as hedging instruments:

Period	Instrument Type	Daily Volumes	Average Price (1)	Deferred Premium	Index
Sales of Crude Oil Production
2009
Apr - Dec	Put options	32,500 Bbls	$55.00 Strike price	$3.38 per Bbl	WTI
2010
Jan - Dec	Put options	40,000 Bbls	$55.00 Strike price	$5.00 per Bbl (2)	WTI
Sales of Natural Gas Production
2009
Apr - Dec	Collar	150,000 MMBtu	$10.00 Floor - $20.00 Ceiling	$0.346 per MMBtu	Henry Hub
2010
Jan - Dec	Three-way collar(3)	40,000 MMBtu	$6.25 Floor with a $4.80 Limit	No premium	Henry Hub
$8.00 Ceiling

(1)	The average strike prices do not reflect the cost to purchase the put options or collars.
(2)	In addition to the deferred premium, a premium averaging $3.86 per barrel was paid from the proceeds of our first quarter 2009 derivative monetization upon entering into these derivative contracts.
(3)

If NYMEX is less than the $6.25 per MMBtu floor, we receive the difference between NYMEX and the $6.25 per MMBtu floor up to a maximum of $1.45 per MMBtu. We pay the difference between NYMEX and $8.00 per MMBtu if NYMEX is greater than the $8.00 ceiling.

Balance Sheet

At March 31, 2009 and December 31, 2008, we had the following outstanding commodity derivative contracts, none of which were designated as hedging instruments, recorded in our balance sheets (in thousands):

Instrument Type	Balance Sheet Location	Estimated Fair Value
		March 31, 2009	December 31, 2008
Derivative assets not designated as hedging instruments:
Crude oil puts	Commodity derivative contracts - current assets	$83,820	$882,179
Crude oil swaps	Commodity derivative contracts - current assets	-	5,124
Natural gas collars	Commodity derivative contracts - current assets	230,168	215,391
Crude oil puts	Commodity derivative contracts - non-current assets	69,722	693,148
Natural gas collars	Commodity derivative contracts - non-current assets	2,593	-

Total derivative assets		$386,303	$1,795,842

The following table provides supplemental information to reconcile the fair value of our derivative contracts to our consolidated balance sheets at March 31, 2009 and December 31, 2008, considering the deferred premiums, accrued interest and settlement receivable which are not included in the fair value disclosed in the table above (in thousands):

	March 31, 2009	December 31, 2008
Net fair value asset	$386,303	$1,795,842
Deferred premium and accrued interest on puts and collars	(114,944)	(333,156)
Settlement receivable	3,586	13,333

Net commodity derivative asset	$274,945	$1,476,019

Commodity derivative contracts - current asset	$256,173	$945,838
Commodity derivative contracts - non-current asset	18,772	530,181

	$274,945	$1,476,019

We present the fair value of our derivatives on a net basis in accordance with FASB Interpretation No. 39 Offsetting of Amounts Related to Certain Contracts an interpretation of APB Opinion No. 10 and FASB Statement No. 105 (“FIN 39”).

Income Statement

During the three months ended March 31, 2009 and 2008, pre-tax amounts recognized in our income statement were a gain of $88.1 million and a loss of $9.5 million, respectively, recognized in gain (loss) on mark-to-market derivative contracts in our consolidated statements of income.

Cash Payments and Receipts

During the three months ended March 31, 2009 and 2008, cash receipts (payments) for our derivative contracts were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Mark-to-market contracts
Oil sales
Settlements	$156,876	$(22,264)
Monetization of crude oil puts and swaps	1,074,361	-
Gas sales	64,312	427

Credit Risk

We do not require collateral or other security to support derivative instruments subject to credit risk. However, the agreements with each of the counterparties to our derivative instruments contain netting provisions within the agreements. If a default occurs under the agreements, the non-defaulting party can offset the amount payable to the defaulting party under the derivative contracts with the amount due from the defaulting party under the derivatives contracts. As a result of the netting provisions under the agreements, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. The maximum amount of loss due to credit risk that we would incur if all the counterparties to our derivative contracts failed completely to perform according to the term of the derivative contracts at March 31, 2009 is $282.4 million.

At March 31, 2009, we had the following commodity derivative net asset balances with counterparties rated by Standard & Poor’s (“S&P”) (in thousands):

S&P Rating	Fair Value (1)	Deferred Premium Liability	Net Asset
AA / Negative	$53,929	$36,546	$17,383
AA- / Negative	4,134	-	4,134
A+ / Stable	101,450	10,591	90,859
A+ / Negative	59,910	3,326	56,584
A / Negative	166,880	64,481	102,399

	$386,303	$114,944	$271,359

(1)

The fair value is reduced by approximately $7.4 million, representing an estimate of the effect of the credit quality of our counterparties as of March 31, 2009. The fair value does not include the settlements receivable at March 31, 2009.

Contingent Features

The counterparties to our commodity derivative contracts consist of seven financial institutions. Our counterparties or their affiliates are generally also lenders under our senior revolving credit facility. As a result, the counterparties to our derivative agreements share in the collateral supporting our senior revolving credit facility. Therefore, we are not generally required to post additional collateral under our derivative agreements.

Certain of our derivative agreements contain provisions that require cross defaults and acceleration of those instruments to any material debt. If we were to default on any of our material debt agreements, it would be a violation of these provisions, and the counterparties to the derivative instruments could request immediate payment on derivative instruments that are in a net liability position at that time. As of March 31, 2009, we are in a net asset position with all of the counterparties to our derivative instruments.

Note 4—Fair Value Measurements of Assets and Liabilities

We adopted SFAS No. 157 on January 1, 2008 for our financial assets and liabilities measured on a recurring basis. On January 1, 2009, we adopted FSP FAS 157-2 Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) for our nonfinancial assets and liabilities, such as asset retirement obligations, goodwill and other property and equipment, which we disclose or recognize at fair value on a nonrecurring basis. As none of our assets and liabilities within the scope of this statement are impaired at the end of the first quarter and no other fair value measurements were required to be recognized on a nonrecurring basis, no additional disclosures are provided at March 31, 2009. The adoption of FSP FAS 157-2 did not have a material impact on our consolidated financial position, results of operations or cash flows. We early adopted FSP FAS 157-4 and FSP FAS 107-1 and APB 28-1 during the first quarter of 2009 as described in Note 1.

SFAS No. 157 defines fair value and establishes disclosure requirements for assets and liabilities presented at fair value on our consolidated balance sheet. Fair value is the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants. A liability is quantified at the price it would take to transfer the liability to a new obligor, not at the amount that would be paid to settle the liability with the creditor. SFAS No. 157 establishes a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. Level 1 inputs consist of unadjusted quoted prices for identical instruments in active markets. Level 2 inputs consist of quoted prices for similar instruments which are directly or indirectly observable for substantially the full term of the asset or liability. Level 3 valuations are derived from inputs which are significant and unobservable.

The following table presents, for each fair value hierarchy level, our commodity derivative assets which are measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Fair Value (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2009
Commodity derivative assets	$386,303	$-	$153,542	$232,761
December 31, 2008
Commodity derivative assets	1,795,842	-	5,124	1,790,718

(1)	Option premium, interest and settlement receivable are not included in the fair value of derivatives.

We estimate the fair values of our derivative instruments, including crude oil put options and natural gas collars, using an option-pricing model, which uses various inputs including NYMEX price quotations, volatilities, interest rates and contract terms. We adjust the valuations from the model for credit quality, using the counterparty’s credit quality for asset balances and our credit quality for liability balances. For asset balances, we use the credit default swap value for counterparties, when available, or the spread between the risk-free interest rate and the yield on the counterparty’s publicly-traded debt for similar maturities. We consider the impact of netting agreements on counterparty credit risk, including whether the position with the counterparty is a net asset or net liability.

We classify derivatives that have identical assets or liabilities with quoted, unadjusted prices in active markets as Level 1. We classify our derivatives as Level 2 if the inputs used in the valuation model are directly or indirectly observable for substantially the full term of the asset or liability; however, if the significant inputs are not observable for substantially the full term of the instrument, we classify those derivatives as Level 3. We determine whether the market for our derivative instruments was active or inactive based on transaction volume for such instruments and classified as Level 3 those instruments that we determined were not actively traded. For these inputs, we utilize pricing and volatility information from other instruments with similar characteristics and extrapolate data between data points for thinly traded instruments. Our crude oil put options are classified as Level 2, and our natural gas collars are classified as Level 3 instruments.

The following table presents a reconciliation of changes in fair value of financial assets and liabilities classified as Level 3 for the quarter ended March 31, 2009 and the year ended December 31, 2008 (in thousands):

	Commodity Derivative Contracts (1)
	Three Months Ended March 31, 2009	Year Ended December 31, 2008
Fair value at beginning of period	$1,790,718	$-
Realized and unrealized gains included in earnings	187,897	1,544,873
Purchases and settlements	(1,621,164)	242,416
Transfers	(124,690)	3,429

Fair value at end of period	$232,761	$1,790,718

Realized and unrealized gains included in earnings related to financial assets and liabilities on the consolidated balance sheet as of the end of the period(2)	$86,244	$1,544,873

Change in unrealized gains and losses relating to assets and liabilities held as of the end of the period(2)	$17,369	$1,499,370

(1)	Deferred option premiums and interest are not included in the fair value of derivatives.
(2)	Realized and unrealized gains and losses included in earnings for the period are reported as gain (loss) on mark-to-market derivative contracts in our consolidated statements of income.

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments (“SFAS 107”) and FSP FAS 107-1 and APB 28-1, which we early adopted effective January 1, 2009 as described in Note 1. The estimated fair value amounts have been determined using available market information and valuation methodologies described below. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The carrying values of items comprising current assets and current liabilities approximate fair value due to the short-term maturities of these instruments. Derivative financial instruments included in our financial statements are stated at fair value; however, certain of our derivative financial instruments have a deferred premium, including our crude oil puts and natural gas collars. We offset the fair value of the derivative financial instruments by the amount of deferred premium in accordance with FIN 39.

The carrying amounts and fair values of our other financial instruments are as follows (in thousands):

	March 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current Liability
Deferred premium on derivative contracts	$61,401	$61,401	$170,189	$170,189
Non-Current Liability
Deferred premium on derivative contracts	53,543	53,543	162,967	162,967
Long-Term Debt
Senior revolving credit facility	-	-	1,305,000	1,125,945
7 3/4% Senior Notes	600,000	516,000	600,000	453,000
10% Senior Notes	337,283	344,925	-	-
7% Senior Notes	500,000	397,500	500,000	342,500
7 5/8% Senior Notes	400,000	324,000	400,000	274,000

The fair value of our senior revolving credit facility as of December 31, 2008 is based on rates currently available for debt instruments with similar terms and average maturities from companies with similar credit ratings in our industry. The fair value of the Senior Notes is based on quoted market prices based on trades of such debt.

Note 5—Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any significant unusual or infrequently occurring items which are recorded in the period that the specific item occurs. For the three months ended March 31, 2009, income tax expense was approximately 85% of pre-tax income. The variance in our estimated annual effective tax rate from the 35% federal statutory rate primarily results from the tax effects of estimated annual permanent differences, including (1) expenses that are not deductible because of Internal Revenue Service limitations, (2) the special deduction for domestic production and (3) state income taxes.

The effective tax rate of 85% for the quarter ended March 31, 2009 results from the relationship of 2009 estimated pre-tax income relative to the estimated permanent differences used in our annual effective tax rate computation. Specific items affecting income tax expense for the first quarter included adjustments to deferred taxes for differences in certain expenses between our consolidated financial statements and tax and changes to our balance of unrecognized tax positions. For the first quarter of 2009, current tax expense was approximately 160% of pre-tax income. This unusual rate is a result of timing differences between the book and tax recognition of income attributable to our oil and gas derivative positions.

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

In connection with the sale of certain properties offshore California in December 2004 we retained the responsibility for certain abandonment costs, including removing, dismantling and disposing of the existing offshore platforms. The present value of such abandonment costs, $42 million ($84 million undiscounted), is included in our asset retirement obligation as reflected on our Consolidated Balance Sheet. In addition, we agreed to guarantee the performance of the purchaser with respect to the remaining abandonment obligations related to the properties (approximately $66 million). To secure its abandonment obligations, the purchaser of the properties is required to periodically deposit funds into an escrow account. At March 31, 2009, the escrow account had a balance of $12 million. The fair value of our guarantee at March 31, 2009 was $0.6 million and is included in other long-term liabilities in our consolidated balance sheet.

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

In the event we make a claim under our insurance policies, we will be subject to the credit risk of the insurers. During the first quarter of 2009, the volatility and disruption in the financial and credit markets reached unprecedented levels which may adversely affect the credit quality of our insurers and impact their ability to pay out claims.

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

On July 7, 2008, we acquired from a subsidiary of Chesapeake Energy Corporation a 20% interest in Chesapeake’s Haynesville Shale leasehold as of June 30, 2008 for approximately $1.65 billion in cash. In connection with the acquisition we also agreed, over a multi-year period, to fund 50% of Chesapeake’s drilling and completion costs associated with future Haynesville Shale wells, up to an additional $1.65 billion. As of March 31, 2009, approximately $1.5 billion of this commitment remains. On February 20, 2009, we and Chesapeake entered into certain amended agreements which, among other matters, provides us, a one time option, exercisable between June 15, 2010 and June 30, 2010, and without further monetary obligation, to reduce our obligation to pay 50% of Chesapeake’s drilling and completion costs by $800 million in exchange for an assignment to Chesapeake, effective December 31, 2010, of 50% of all of our interest in the Haynesville properties.

As of March 31, 2009, we had two participation agreements to drill wells in the Gulf of Mexico, and we are committed to drill two wells offshore Vietnam under our Production Sharing Contract with PetroVietnam. We have committed approximately $182.4 million to these projects. Additionally, we have a drilling rig commitment through December 31, 2009. The minimum commitment under this contract is approximately $6.7 million.

On November 15, 2005, the United States Court of Federal Claims issued a ruling granting the plaintiffs’ motion for summary judgment as to liability and partial summary judgment as to damages in the breach of contract lawsuit Amber Resources Company et al. v. United States, Case No. 02-30c. The court’s ruling also denied the United States’ motion to dismiss and motion for summary judgment. The United States Court of Federal Claims ruled that the federal government’s imposition of new and onerous requirements that stood as a significant obstacle to oil and gas development breached agreements that it made when it sold 36 federal leases offshore California. The court further ruled that the Government must give back to the current lessees the more than $1.1 billion in lease bonuses it had received at the time of sale. On October 31, 2006, the court issued an unfavorable decision on the plaintiff’s motion for partial summary judgment concerning plaintiffs’ additional claims regarding the hundreds of millions of dollars that have been spent in the successful efforts to find oil and gas in the disputed lease area, and other matters. Plaintiffs filed a motion for final judgment on November 29, 2006 and the court granted such motion on January 11, 2007. Judgment on the $1 billion on 35 leases was filed January 12, 2007. The United States has filed an appeal and Plaintiffs filed a cross-appeal concerning the Court’s October 31, 2006 decision. The United States Court of Appeals for the Federal Circuit affirmed on August 25, 2008 the trial courts’ judgment in all respects concluding that the lessees may recover $1 billion in lease bonuses paid. The United States filed combined petitions for rehearing and rehearing en banc in October 2008, but the United States Court of Appeals for the Federal Circuit denied the Government’s combined petitions on December 5, 2008. On December 24, 2008, the United States Court of Appeals for the Federal Circuit agreed to stay the mandate for 90 days pending consideration of the Government’s possible filing of a petition for writ of certiorari and on March 13, 2009, the Court agreed to grant a 30 day extension of such deadline. No petition for writ was filed by the deadline so all appeals have either been waived or exhausted. On April 10, 2009, Plaintiffs filed with the United States Court of Federal Claims a motion to enforce the $1 billion judgment. Oral arguments on such motion were heard on May 6, 2009. We are among the current lessees of the 35 leases. Our share of the $1 billion award is in excess of $80 million.

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

Note 7—Consolidating Financial Statements

We are the issuer of $600 million of 7 3/4% Senior Notes, $365 million of 10% Senior Notes, $500 million of 7% Senior Notes and $400 million of 7 5/8% Senior Notes, as of March 31, 2009, which are jointly and severally guaranteed on a full and unconditional basis by certain of our existing domestic subsidiaries (referred to as “Guarantor Subsidiaries”). Certain of our subsidiaries do not guarantee the Senior Notes (referred to as “Non-Guarantor Subsidiaries”).

The following financial information presents consolidating financial statements, which include:

•	PXP (the “Issuer”);

•	the Guarantor Subsidiaries on a combined basis;

•	the Non-Guarantor Subsidiaries on a combined basis;

•	elimination entries necessary to consolidate the Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries; and

•	PXP on a consolidated basis.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

MARCH 31, 2009

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$180,646	$18	$860	$-	$181,524
Accounts receivable and other current assets	356,861	80,198	1,688	(19,241)	419,506

	537,507	80,216	2,548	(19,241)	601,030

Property and Equipment, at cost
Oil and natural gas properties - full cost method	3,577,972	6,371,051	23,057	-	9,972,080
Other property and equipment	48,048	34,926	33,835	-	116,809

	3,626,020	6,405,977	56,892	-	10,088,889
Less allowance for depreciation, depletion, amortization and impairment	(2,060,097)	(4,157,264)	(29)	912,764	(5,304,626)

	1,565,923	2,248,713	56,863	912,764	4,784,263

Investment in and Advances to Affiliates	3,494,564	(315,539)	(57,683)	(3,121,342)	-

Other Assets	35,719	569,939	-	-	605,658

	$5,633,713	$2,583,329	$1,728	$(2,227,819)	$5,990,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$428,046	$258,836	$7,010	$(19,241)	$674,651
Long-Term Debt	1,837,283	-	-	-	1,837,283
Other Long-Term Liabilities	134,420	59,939	-	-	194,359
Deferred Income Taxes	832,052	(85,318)	2,643	133,369	882,746
Stockholders’ Equity	2,401,912	2,349,872	(7,925)	(2,341,947)	2,401,912

	$5,633,713	$2,583,329	$1,728	$(2,227,819)	$5,990,951

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2008

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$309,362	$285	$2,228	$-	$311,875
Accounts receivable and other current assets	1,045,947	161,469	1,765	(44,615)	1,164,566

	1,355,309	161,754	3,993	(44,615)	1,476,441

Property and Equipment, at cost
Oil and natural gas properties - full cost method	3,465,656	6,139,111	15,442	-	9,620,209
Other property and equipment	45,689	35,048	30,253	-	110,990

	3,511,345	6,174,159	45,695	-	9,731,199
Less allowance for depreciation, depletion, amortization and impairment	(2,011,763)	(3,481,169)	(24)	275,153	(5,217,803)

	1,499,582	2,692,990	45,671	275,153	4,513,396

Investment in and Advances to Affiliates	3,130,150	(152,601)	(40,606)	(2,936,943)	-

Other Assets	552,498	569,580	-	-	1,122,078

	$6,537,539	$3,271,723	$9,058	$(2,706,405)	$7,111,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$758,476	$278,375	$1,409	$(44,615)	$993,645
Long-Term Debt	2,805,000	-	-	-	2,805,000
Other Long-Term Liabilities	132,621	58,913	-	-	191,534
Deferred Income Taxes	464,162	174,991	2,527	102,776	744,456
Stockholders’ Equity	2,377,280	2,759,444	5,122	(2,764,566)	2,377,280

	$6,537,539	$3,271,723	$9,058	$(2,706,405)	$7,111,915

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED MARCH 31, 2009

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$130,608	$26,006	$-	$-	$156,614
Gas sales	17,694	53,570	-	-	71,264
Other operating revenues	321	313	-	-	634

	148,623	79,889	-	-	228,512

Costs and Expenses
Production costs	76,762	38,889	-	-	115,651
General and administrative	26,939	9,977	177	-	37,093
Depreciation, depletion, amortization and accretion	52,584	40,440	4	(1,383)	91,645
Impairment of oil and gas properties	-	636,227	-	(636,227)	-
Other operating expenses	4,457	-	-	-	4,457

	160,742	725,533	181	(637,610)	248,846

Income (Loss) from Operations	(12,119)	(645,644)	(181)	637,610	(20,334)
Other Income (Expense)
Equity in earnings of subsidiaries	(70,269)	(193)	-	70,462	-
Interest expense	(7,313)	(14,684)	-	-	(21,997)
Debt extinguishment costs	(10,243)	-	-	-	(10,243)
Gain on mark-to-market derivative contracts	88,139	-	-	-	88,139
Other expense	(84)	(611)	(12)	-	(707)

Income (Loss) Before Income Taxes	(11,889)	(661,132)	(193)	708,072	34,858
Income tax benefit (expense)	17,087	249,322	-	(296,069)	(29,660)

Net Income (Loss)	$5,198	$(411,810)	$(193)	$412,003	$5,198

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED MARCH 31, 2008

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$308,105	$148,479	$-	$-	$456,584
Gas sales	5,672	158,397	-	-	164,069
Other operating revenues	643	1,781	-	-	2,424

	314,420	308,657	-	-	623,077

Costs and Expenses
Production costs	83,779	69,241	-	-	153,020
General and administrative	23,359	16,569	-	-	39,928
Depreciation, depletion, amortization and accretion	49,460	93,273	-	1,507	144,240

	156,598	179,083	-	1,507	337,188

Income (Loss) from Operations	157,822	129,574	-	(1,507)	285,889
Other Income (Expense)
Equity in earnings of subsidiaries	78,754	(78)	-	(78,676)	-
Interest expense	(11,033)	(34,117)	-	14,541	(30,609)
Debt extinguishment costs	(10,263)	-	-	-	(10,263)
Gain (loss) on mark-to-market derivative contracts	434	(9,915)	-	-	(9,481)
Other income (expense)	14,898	34,352	(76)	(14,541)	34,633

Income (Loss) Before Income Taxes	230,612	119,816	(76)	(80,183)	270,169
Income tax (expense) benefit	(67,111)	(41,964)	(4)	2,411	(106,668)

Net Income (Loss)	$163,501	$77,852	$(80)	$(77,772)	$163,501

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2009

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,198	$(411,810)	$(193)	$412,003	$5,198
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization, accretion and impairment	52,584	676,667	4	(637,610)	91,645
Equity in earnings of subsidiaries	70,269	193	-	(70,462)	-
Deferred income tax expense (benefit)	180,738	(237,462)	-	30,593	(26,131)
Debt extinguishment costs	10,243	-	-	-	10,243
Commodity derivative contracts	(88,139)	-	-	-	(88,139)
Noncash compensation	12,860	1,639	-	-	14,499
Other noncash items	1,816	10	-	-	1,826
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(11,508)	54,462	(5)	-	42,949
Accounts payable and other liabilities	1,559	(30,538)	(13)	-	(28,992)
Stock appreciation rights	(245)	-	-	-	(245)
Income taxes payable/receivable	(52,204)	-	-	-	(52,204)

Net cash provided by (used in) operating activities	183,171	53,161	(207)	(265,476)	(29,351)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(197,918)	(216,513)	(1,919)	-	(416,350)
Derivative settlements	1,294,157	-	-	-	1,294,157
Other	(2,358)	121	(3,582)	-	(5,819)

Net cash provided by (used in) investing activities	1,093,881	(216,392)	(5,501)	-	871,988

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	2,240,090	-	-	-	2,240,090
Repayments	(3,545,090)	-	-	-	(3,545,090)
Proceeds from issuance of Senior Notes	337,161	-	-	-	337,161
Cost incurred in connection with financing arrangements	(6,541)	-	-	-	(6,541)
Derivative settlements	1,392	-	-	-	1,392
Investment in and advances to affiliates	(432,780)	162,964	4,340	265,476	-

Net cash (used in) provided by financing activities	(1,405,768)	162,964	4,340	265,476	(972,988)

Net decrease in cash and cash equivalents	(128,716)	(267)	(1,368)	-	(130,351)
Cash and cash equivalents, beginning of period	309,362	285	2,228	-	311,875

Cash and cash equivalents, end of period	$180,646	$18	$860	$-	$181,524

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2008

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$163,501	$77,852	$(80)	$(77,772)	$163,501
Items not affecting cash flows from operating activities
Gain on sale of assets	-	(34,658)	-	-	(34,658)
Depreciation, depletion, amortization and accretion	49,460	93,273	-	1,507	144,240
Equity in earnings of subsidiaries	(78,754)	78	-	78,676	-
Deferred income tax expense (benefit)	64,363	(9,560)	3	11,325	66,131
Debt extinguishment costs	10,263	-	-	-	10,263
Commodity derivative contracts	(434)	9,915	-	-	9,481
Noncash compensation	8,453	3,620	-	-	12,073
Other noncash items	899	39	12	-	950
Change in assets and liabilities from operating activities
Accounts receivable and other assets	62,186	(48,171)	505	-	14,520
Accounts payable and other liabilities	(58,791)	(34,873)	334	-	(93,330)
Stock appreciation rights	(49,358)	-	-	-	(49,358)
Income taxes payable/receivable	40,941	-	-	-	40,941

Net cash provided by operating activities	212,729	57,515	774	13,736	284,754

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(85,891)	(187,124)	(1,553)	-	(274,568)
Proceeds from sales of oil and gas properties and related assets, net of costs and expenses	1,709,880	-	-	-	1,709,880
Derivative settlements	(16,647)	-	-	-	(16,647)
Increase in restricted cash and cash held in escrow	(280,882)	-	-	-	(280,882)
Other	(18,240)	(12,329)	(6,362)	-	(36,931)

Net cash provided by (used in) investing activities	1,308,220	(199,453)	(7,915)	-	1,100,852

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit facilities
Borrowings	3,154,441	-	-	-	3,154,441
Repayments	(4,299,441)	-	-	-	(4,299,441)
Derivative settlements	(5,190)	-	-	-	(5,190)
Purchase of treasury stock	(271,807)	-	-	-	(271,807)
Investment in and advances to affiliates	(136,739)	144,028	6,447	(13,736)	-
Other	22,309	(3,055)	-	-	19,254

Net cash (used in) provided by financing activities	(1,536,427)	140,973	6,447	(13,736)	(1,402,743)

Net decrease in cash and cash equivalents	(15,478)	(965)	(694)	-	(17,137)
Cash and cash equivalents, beginning of period	15,897	2,261	7,288	-	25,446

Cash and cash equivalents, end of period	$419	$1,296	$6,594	$-	$8,309

Note 8—Subsequent Event

In April 2009, we sold 12.0 million shares of our common stock priced at $18.70 per share to the public and granted the underwriters a 30-day option to purchase up to an additional 1.8 million shares of our common stock under the same terms. We received approximately $218.1 million of net proceeds after deducting the underwriting discount and estimated offering expenses. On May 4, 2009, we received notice from the underwriters of their election to purchase all 1.8 million shares, which were subject to their option to cover over-allotments. The closing of the option exercise is expected to occur on May 7, 2009 and we anticipate receiving approximately $32.7 million of net proceeds after deducting the underwriting discount and estimated offering expenses. The net proceeds will be used for general corporate purposes, including future capital expenditures.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in connection with the information contained in the consolidated financial statements and notes thereto included elsewhere in this report and our Form 10-K for the year ended December 31, 2008.

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

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties. We use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of increases in oil and gas prices above the maximum amount specified in the derivative agreement and subjects us to the credit risk of the counterparties to such agreements. Since all of our derivative contracts are accounted for under mark-to-market accounting, we expect continued volatility in gains and losses on derivative contracts on our income statement as changes occur in the NYMEX price indices. The level of derivative activity depends on our view of market conditions, available derivative prices and our operating strategy. See Item 3 – Quantitative and Qualitative Disclosures About Market Risks.

Assets in our principal focus areas include mature properties with long-lived reserves and significant development opportunities as well as newer properties with development and exploration potential. Our primary sources of liquidity are cash generated from our operations, our cash balances, cash settlements from our derivative contracts, our senior revolving credit facility and periodic public offerings of debt and equity. At March 31, 2009, we had approximately $1.4 billion available for future secured borrowings under our senior revolving credit facility. We believe that we have sufficient liquidity through our forecasted cash flows from operations, cash balances, projected cash settlements from our derivatives and borrowing capacity under our senior revolving credit facility to meet our short-term and long-term normal recurring operating needs, derivative obligations, debt service obligations, contingencies and anticipated capital expenditures. In addition, we could curtail the portion of our capital expenditures which is discretionary if our cash flows declined from expected levels.

Capital and Credit Markets

During the first quarter of 2009, the extreme volatility and disruption in the capital and credit markets continued to exist. The volatility and disruption have created conditions that may adversely affect the financial condition of the lenders in our senior revolving credit facility, the counterparties in our commodity price risk management agreements, our insurers and our oil and gas purchasers. See Liquidity and Capital Resources.

Recent Developments

Derivatives

In the first quarter of 2009, we monetized our 2009 and 2010 crude oil put option contracts on 40,000 BOPD with weighted average strike prices of $106.16 per barrel and $111.49 per barrel, respectively. In addition, we also terminated our crude oil swaps on 20,000 BOPD in 2009. As a result of this monetization, we received approximately $1.1 billion in net proceeds, which we used to reduce the outstanding balance on our senior revolving credit facility and for other general corporate purposes.

General

We follow the full cost method of accounting whereby all costs associated with property acquisition, exploration, and development activities are capitalized. Our revenues are derived from the sale of oil, gas and natural gas liquids. We recognize revenues when our production is sold and title is transferred. Our revenues are highly dependent upon the prices of, and demand for, oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas and our levels of production are subject to wide fluctuations and depend on numerous factors beyond our control, including supply and demand, economic conditions, foreign imports, the actions of OPEC, political conditions in other oil-producing countries, and governmental regulation, legislation and policies. Under the SEC’s full cost accounting rules, we review the carrying value of our proved oil and gas properties each quarter. These rules generally require that we price our future oil and gas production at the oil and gas prices in effect at the end of each fiscal quarter to determine a ceiling value of our properties. The rules require an impairment if our capitalized costs exceed the allowed “ceiling.” During the fourth quarter of 2008, oil and gas prices declined significantly, and we recorded an impairment of our oil and gas properties related to our year-end ceiling test. At March 31, 2009, the ceiling with respect to our oil and gas properties exceeded the net capitalized costs of those properties by approximately 4%. Given the volatility of oil and gas prices, it is likely that our estimate of discounted future net revenues from proved oil and gas reserves will change in the near term. If oil and gas prices decline in the future, even if only by a small amount, impairment of our oil and gas properties could occur. Impairment charges required by these rules do not directly impact our cash flows from operating activities.

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

Results Overview

In the first quarter of 2009, we reported net income of $5.2 million, or $0.05 per diluted share, compared to net income of $163.5 million, or $1.43 per diluted share, in the first quarter of 2008. The decrease reflects lower commodity prices and the divestment of our interest in the Permian, Piceance and San Juan Basins in 2008.

Results of Operations

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a BOE basis:

	Three Months Ended March 31,
	2009 (1)	2008
Sales Volumes
Oil and liquids sales (MBbls)	4,445	5,246
Gas (MMcf)
Production	17,635	21,366
Used as fuel	646	588
Sales	16,989	20,778
MBOE
Production	7,385	8,807
Sales	7,277	8,709
Daily Average Volumes
Oil and liquids sales (Bbls)	49,394	57,646
Gas (Mcf)
Production	195,943	234,788
Used as fuel	7,175	6,457
Sales	188,768	228,331
BOE
Production	82,052	96,777
Sales	80,856	95,701
Unit Economics (in dollars)
Average NYMEX Prices
Oil	$43.31	$97.82
Gas	4.87	8.02
Average Realized Sales Price Before
Derivative Transactions
Oil (per Bbl)	$35.23	$87.03
Gas (per Mcf)	4.19	7.90
Per BOE	31.31	71.27
Costs and Expenses per BOE
Production costs
Lease operating expenses	$9.74	$8.56
Steam gas costs	2.14	3.69
Electricity	1.50	1.34
Production and ad valorem taxes	1.60	3.01
Gathering and transportation	0.91	0.97
Depreciation, depletion and amortization of oil and gas properties (“DD&A”)	11.49	15.76

(1)	Reflects the divestiture of our interest in the Piceance, Permian and San Juan Basins in 2008.

The following table reflects cash (payments)/receipts made with respect to derivative contracts that settled during the periods presented (in thousands):

	Three Months Ended March 31,
	2009	2008
Mark-to-market contracts
Oil sales
Settlements	$156,876	$(22,264)
Monetization of crude oil puts and swaps	1,074,361	-
Gas sales	64,312	427

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

Oil and gas revenues. Oil and gas revenues decreased $392.8 million, to $227.9 million for 2009 from $620.7 million for 2008 primarily due a decrease in realized prices of $39.96 per BOE and the divestment of our interest in the Permian, Piceance and San Juan Basins in 2008.

Oil revenues decreased $300.0 million to $156.6 million for 2009 from $456.6 million for 2008 reflecting lower average realized prices ($271.8 million) and lower sales volumes ($28.2 million). Our average realized price for oil decreased $51.80 to $35.23 per Bbl for 2009 from $87.03 per Bbl for 2008. The decrease is primarily attributable to a decrease in the NYMEX oil price, which averaged $43.31 per Bbl in 2009 versus $97.82 per Bbl in 2008. Oil sales volumes decreased 8.2 MBbls per day to 49.4 MBbls per day in 2009 from 57.6 MBbls per day in 2008, primarily reflecting the divestments in 2008 (10.1 MBbls per day), partially offset by increased production from our Flatrock properties in the Gulf of Mexico.

Gas revenues decreased $92.8 million to $71.3 million in 2009 from $164.1 million in 2008 due to a decrease in realized prices ($76.9 million) and decreased sales volumes ($15.9 million). Our average realized price for gas was $4.19 per Mcf in 2009 compared to $7.90 per Mcf in 2008. Our realized price for gas decreased primarily due to a decrease in the NYMEX natural gas price, which averaged $4.87 per MMBtu in 2009 versus $8.02 per MMBtu in 2008. Gas sales volumes decreased from 228.3 MMcf per day in 2008 to 188.8 MMcf per day in 2009, primarily reflecting the divestments in 2008 (82.6 MMcf per day), partially offset by production from our Flatrock properties (30.4 MMcf per day) and our Haynesville Shale properties (13.8 MMcf per day).

Lease operating expenses. Lease operating expenses decreased $3.6 million, to $70.9 million in 2009 from $74.5 million in 2008, primarily reflecting the sale and acquisition of properties in 2008. Excluding costs associated with the sold and purchased properties, lease operating expenses increased by $7.7 million as costs in the first quarter do not fully reflect decreased costs in the industry resulting from the significant decline in oil and gas prices or the program that we have implemented to reduce costs. We expect to reduce costs in future quarters. On a per unit basis, lease operating expenses increased to $9.74 per BOE in 2009 versus $8.56 per BOE in 2008 due primarily to the divestment of the Permian and Piceance Basin properties which had lower per unit costs than the majority of our remaining properties.

Steam gas costs. Steam gas costs decreased $16.6 million, to $15.6 million in 2009 from $32.2 million in 2008, primarily reflecting lower cost of gas used in steam generation. In 2009, we burned approximately 3.9 billion cubic feet (“Bcf”) of natural gas at a cost of approximately $4.01 per MMBtu compared to 4.2 Bcf at a cost of approximately $7.71 per MMBtu in 2008.

Production and ad valorem taxes. Production and ad valorem taxes decreased $14.6 million, to $11.6 million in 2009 from $26.2 million in 2008, primarily reflecting the divestments in 2008 and lower commodity prices.

Gathering and transportation expense. Gathering and transportation expenses decreased $1.8 million, to $6.6 million in 2009 from $8.5 million in 2008, primarily reflecting the divestments in 2008, partially offset by an increase from our Haynesville Shale properties.

General and administrative expense. G&A expense decreased $2.8 million, to $37.1 million in 2009 from $39.9 million in 2008. The net decrease reflects lower cash G&A (G&A other than stock based compensation, $4.3 million) and an increase in capitalized G&A ($1.3 million), partially offset by higher stock based compensation ($2.8 million).

Depreciation, depletion and amortization, or DD&A. DD&A expense decreased $52.8 million, to $88.1 million in 2008 from $140.9 million in 2008. The decrease is attributable to our oil and gas DD&A, primarily due to a lower per unit rate ($37.6 million) and decreased production ($16.3 million). Our oil and gas unit of production rate decreased to $11.49 per BOE in 2009 compared to $15.76 per BOE in 2008. The decrease primarily reflects the 2008 year-end impairment of oil and gas properties, which reduced our DD&A rate in subsequent periods.

Other Operating Expense. Other operating expense in 2009 consists primarily of a restocking fee related to a cancelled purchase order, a valuation adjustment for materials and supplies inventory and idle drilling equipment costs resulting from unused contract commitments.

Gain on sale of assets. In February 2008, we completed the sale to Occidental Petroleum Corporation of 50% of the entity that held our investment in Collbran Valley Gas Gathering System and recorded a gain on the sale of $34.7 million.

Interest expense. Interest expense decreased $8.6 million, to $22.0 million in 2009 from $30.6 million in 2008 due to the lower outstanding balance on our senior revolving credit facility, partially offset by an increase in the balance of our senior notes. Interest expense is reduced by interest capitalized on oil and gas properties not subject to amortization. We capitalized $19.7 million and $17.6 million of interest in the first quarter of 2009 and 2008, respectively. The increase in capitalized interest is due primarily to the higher unevaluated property balance associated with our Haynesville Shale properties.

Debt extinguishment costs. In connection with reductions of the borrowing base on our senior revolving credit facility we recorded $10.2 million and $10.3 million of debt extinguishment costs in the first quarter of 2009 and 2008, respectively.

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

We recognized an $88.1 million gain related to mark-to-market derivative contracts in the first quarter of 2009, which was primarily associated with an increase in fair value of our natural gas collars due to lower natural gas prices. In the first quarter of 2008, we recognized a $9.5 million loss related to mark-to-market derivative contracts.

Income taxes. During interim periods income tax expense is based on the estimated effective income tax rate that is expected for the entire year plus any significant unusual or infrequently occurring items which are recorded in the period that the specific item occurs. As income before income taxes changes in future quarters, our effective tax rate may increase or decrease. The variance in our estimated annual effective tax rate from the 35% federal statutory rate primarily results from the tax effects of estimated annual permanent differences, including (1) expenses that are not deductible because of Internal Revenue Service limitations, (2) the special deduction for domestic production and (3) state income taxes.

For the first quarter of 2009, income tax expense was approximately 85% of pre-tax income. The effective tax rate of 85% for the quarter ended March 31, 2009 results from the relationship of 2009 estimated pre-tax income relative to the estimated permanent differences used in our annual effective tax rate computation. Specific items affecting income tax expense for the first quarter included adjustments to deferred taxes for differences in certain expenses between our consolidated financial statements and tax and changes to our balance of unrecognized tax positions. For the first quarter of 2009, current tax expense was approximately 160% of pre-tax income. This unusual rate is a result of timing differences between the book and tax recognition of income attributable to our oil and gas derivative positions. For the first quarter of 2008, income tax expense was approximately 39% of pre-tax income.

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

During the first quarter of 2009, the extreme volatility and disruption in the capital and credit markets continued to exist. The volatility and disruption have created conditions that may adversely affect the financial condition of lenders in our senior revolving credit facility and the counterparties to our commodity price risk management agreements, as well as our insurers and our oil and natural gas purchasers. While these market conditions persist, our liquidity may be adversely affected by limitations on our ability to access the capital and credit markets.

Our primary sources of liquidity are cash generated from our operations, our senior revolving credit facility and periodic public offerings of debt and equity. In March 2009, we amended our senior revolving credit facility to reduce the aggregate borrowing base and commitments of the lenders to $1.4 billion (See Financing Activities), which took into account the derivative monetization (See Item 3 – Quantitative and Qualitative Disclosures about Market Risks) and the March 2009 issuance of $365 million in Senior Notes. At March 31, 2009, we had approximately $1.4 billion available for future secured borrowings under our senior revolving credit facility. The borrowing base was reduced to $1.34 billion in April 2009 effective with our offering of $200 million in Senior Notes (See Financing Activities). Under the terms of the senior revolving credit facility, the borrowing base will be redetermined on an annual basis, with PXP and the lenders each having the right to one annual interim unscheduled redetermination. Further declines in oil and gas prices from our March 2009 redetermination may adversely affect our liquidity by lowering the amount of the borrowing base that the lenders are willing to extend.

The commitments of each lender to make loans to us are several and not joint under our senior revolving credit facility. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the credit facility. The commitments are from a diverse syndicate of 22 lenders with no single lender’s commitment representing more than 7% of the total commitments.

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisitions and drilling activities and the operational performance of our producing properties. We use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of increases in oil or gas prices above the maximum fixed amount specified in the derivative agreement. Further, we become subject to the credit risk of the counterparties to such agreements when the price of oil and natural gas decreases below the floor specified in the derivative agreement. We consider the credit quality of our counterparties when we value our commodity derivatives (See Item 3 – Quantitative and Qualitative Disclosures About Market Risk). The level of derivative activity depends on our view of market conditions, available derivative prices and our operating strategy.

In the first and second quarters of 2009, we continued to strengthen our liquidity by monetizing derivatives and issuing new senior notes and shares of our common stock (See Financing Activities).

We monetized our 2009 and 2010 crude oil put option contracts on 40,000 BOPD with weighted average strike prices of $106.16 per barrel and $111.49 per barrel, respectively. As a result of this monetization, we received approximately $1.1 billion in net proceeds, which we used to reduce the outstanding balance on our senior revolving credit facility and other corporate purposes. In connection with this monetization, we have also entered into crude oil put option contracts on 40,000 BOPD in 2010. These put options have a strike price of $55 per barrel. Additionally, in a separate transaction, we acquired natural gas three-way collars on 40,000 MMBtu per day for 2010. The monetization and reset arrangements accelerated cash receipts, while maintaining a hedge position that helps protect against further declines in oil and natural gas prices during 2009 and 2010 (See Item 3 – Quantitative and Qualitative Disclosures About Market Risk).

Our $1.05 billion 2009 capital budget is focused on our major development areas. Approximately 37% of the capital investment is allocated to development activities, 43% to the Haynesville Shale project and 20% for exploration projects. Our resources will be primarily directed to the Haynesville Shale, the California long-life oil resource base, the Flatrock, Friesian, Salida and our remaining high-impact exploration projects in the Gulf of Mexico. To maximize economic returns, we plan to reduce operating expenses in all of our field locations and reduce general and administrative costs throughout 2009. We continue to aggressively manage our inventory, our cost structure and our financial flexibility.

We believe that we have sufficient liquidity through our forecasted cash flow from operations, cash balances, projected cash settlements from our commodity derivative positions and borrowing capacity under our senior revolving credit facility to meet our short-term and long-term normal recurring operating needs, derivative obligations, debt service obligations, contingencies and anticipated capital expenditures. In addition, we could curtail the portion of our capital expenditures which is discretionary if our cash flows declined from expected levels. We have no near-term debt maturities. Our senior revolving credit facility has no amounts outstanding, and the next maturity of our senior notes will occur on June 15, 2015.

Working Capital

At March 31, 2009, we had a working capital deficit of approximately $73.6 million, primarily as a result of reducing our senior revolving credit facility with the proceeds from the monetization of our $106.16 per barrel 2009 crude oil puts and $111.49 per barrel 2010 crude oil puts. We generally have a working capital deficit because we use excess cash to pay down borrowings under our senior revolving credit facility; however, as a result of the current volatility and disruption in the capital and credit markets, we changed our cash management strategy to maintain larger cash and cash equivalents balances. Significant cash balances are invested in highly liquid money market mutual funds that consist of U.S. government securities. Our working capital is affected by fluctuations in the fair value of our commodity derivative instruments and stock appreciation rights.

Financing Activities

Amended Credit Agreement. On March 13, 2009, we entered into an amendment to our senior revolving credit facility. The amendment reduced the borrowing base and commitments from $2.7 billion and $2.3 billion, respectively, to $1.5 billion. This reduction gives consideration to our derivative monetization (See Liquidity and Capital Resources), and the borrowing base and commitments were immediately further reduced to $1.4 billion in recognition of the issuance of our $365 million of 10% Senior Notes due 2016, which closed March 6, 2009. The borrowing base was reduced to $1.34 billion in April 2009 effective with our offering of $200 million of 10% Senior Notes.

In addition, the amendment increased the cost of borrowings under the facility. Amounts borrowed under our senior revolving credit facility bear an interest rate, at our election, equal to either: (i) the Eurodollar rate, which is based on LIBOR, plus an additional variable amount ranging from 2.00% to 2.75%; (ii) the greater of (1) the prime rate, as determined by JPMorgan Chase Bank, (2) the federal funds rate, plus  1/2 of 1%, and (3) the adjusted LIBOR rate plus 1%; or (iii) the over-night federal funds rate plus an additional variable amount ranging from 2.00% to 2.75% for swingline loans. The additional variable amount of interest payable on outstanding borrowings is based on (1) the utilization rate as a percentage of the total amount of funds borrowed under our senior revolving credit facility to the conforming borrowing base and (2) our long-term debt ratings. Commitment fees and letter of credit fees under our senior revolving credit facility are based on the utilization rate and our long-term debt rating. Commitment fees are 0.50% of the amount available for borrowing. Letter of credit fees range from 2.0% to 2.75%.

Our senior revolving credit facility is secured by 100% of the shares of stock in certain of our domestic and 65% of certain foreign subsidiaries and mortgages covering at least 75% of the total present value of our domestic oil and gas properties. Our senior revolving credit facility, as amended, contains negative covenants that limit our ability, as well as the ability of our restricted subsidiaries, among other things, to incur additional debt, pay dividends on stock, make distributions of cash or property, change the nature of our business or operations, redeem stock or redeem subordinated debt, make investments, create liens, enter into leases, sell assets, sell capital stock of subsidiaries, guarantee other indebtedness, enter into agreements that restrict dividends from subsidiaries, enter into certain types of swap agreements, enter into take-or-pay or other prepayment arrangements, merge or consolidate and enter into transactions with affiliates. In addition, we are required to maintain a ratio of debt to EBITDAX (as defined) of no greater than 4.25 to 1.

In March 2009, we issued $365 million of 10% Senior Notes at 92.373% of the face value to yield 11.625% to maturity. We received approximately $330 million of net proceeds after deducting the underwriting discount, original issue discount and estimated offering expenses. The net proceeds were used to reduce indebtedness outstanding under our senior revolving credit facility and for general corporate purposes, including capital expenditures. We may redeem all or part of the 10% Senior Notes on or after March 1, 2013 at specified redemption prices and prior to such date at a “make-whole” redemption price. In addition, prior to March 1, 2012 we may, at our option, redeem up to 35% of the 10% Senior Notes with the proceeds of certain equity offerings. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the 10% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

In April 2009, we issued $200 million of 10% Senior Notes due 2016. The notes were sold to the public at 92.969% of the face value, plus interest accrued from March 6, 2009, to yield 11.5% to maturity. The notes were issued under the indenture by which we issued the $365 million of 10% Senior Notes. We received approximately $181 million of net proceeds after deducting the underwriting discount, original issue discount and estimated offering expenses. The net proceeds will be used for general corporate purposes, including future capital expenditures.

In April 2009, we sold 12.0 million shares of our common stock price at $18.70 per share to the public and granted the underwriters a 30-day option to purchase up to an additional 1.8 million shares of our common stock under the same terms. We received approximately $218.1 million of net proceeds after deducting the underwriting discount and estimated offering expenses. On May 4, 2009, we received notice from the underwriters of their election to purchase all 1.8 million shares, which were subject to their option to cover over-allotments. The closing of the option exercise is expected to occur on May 7, 2009 and we anticipate receiving approximately $32.7 million of net proceeds after deducting the underwriting discount and estimated offering expenses. The net proceeds will be used for general corporate purposes, including future capital expenditures.

Cash Flows

	Three Months Ended March 31,
	2009	2008
	(in millions)
Cash provided by (used in):
Operating activities	$(29.4)	$284.8
Investing activities	872.0	1,100.8
Financing activities	(973.0)	(1,402.7)

Net cash used in operating activities was $29.4 million for the first quarter of 2009 compared to net cash provided by operating activities of $284.8 million for the first quarter of 2008. The decrease primarily reflects lower operating income as a result of lower commodity prices and income tax payments in 2009 related to 2008 taxable income.

Net cash provided by investing activities of $872.0 million in 2009 primarily reflects derivative settlements received of $1.3 billion, partially offset by additions to oil and gas properties of $416.4 million. During the first quarter of 2009, our capital expenditures were approximately $350.4 million, including capitalized interest and capitalized G&A. Additions to oil and gas properties reported in our consolidated statement of cash flows for the first quarter of 2009 include cash payments of approximately $70.5 million for capital expenditures which were accrued as of December 31, 2008. Net cash provided by investing activities of $1.1 billion in 2008, primarily reflects net proceeds from property sales of $1.7 billion partially offset by $280.4 million deposited into escrow for property acquisitions through a tax deferred like-kind exchange and additions to oil and gas properties of $274.6 million.

Net cash used in financing activities of $973.0 million in 2009 primarily reflects the $1.3 billion net reduction in borrowings under our senior revolving credit facility, partially offset by proceeds from the $365 million offering of 10% Senior Notes. Net cash used in financing activities of $1.4 billion in 2008 primarily reflects the $1.1 billion net reduction in borrowings under our senior revolving credit facility and the purchase of $271.8 million of treasury stock.

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $1.0 billion of our common stock. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. During 2008 we repurchased approximately 5.8 million common shares at a cost of approximately $304.2 million. We may expend an additional $695.8 million under the program.

Critical Accounting Policies and Factors that May Affect Future Results

We adopted the provisions of SFAS 157 for nonfinancial assets and liabilities such as asset retirement obligations, goodwill and other property and equipment, which we disclose at fair value in the financial statements on a nonrecurring basis.

For assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition (for example, impaired assets), SFAS 157 requires us to disclose information that enables users of our financial statements to assess the inputs used to develop those measurements. As none of our assets and liabilities within the scope of this statement are impaired at the end of the first quarter and no other fair value measurements were required to be recognized on a nonrecurring basis, no additional disclosures are provided at March 31, 2009.

Impairment of oil and gas properties. Under the SEC’s full cost accounting rules for oil and gas activities, we review the carrying value of our proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties (net of accumulated depreciation, depletion, amortization and impairment and related deferred income taxes) may not exceed a “ceiling” equal to:

•	the present value discounted at 10% of estimated future net cash flows from proved oil and gas reserves, net of estimated future income taxes; plus

•	the lower of cost or fair value of unproved properties not included in the costs being amortized (net of related tax effects).

These rules generally require that we price our future oil and gas production at the oil and gas prices in effect at the end of each fiscal quarter. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including derivative contracts that qualify and are designated for hedge accounting treatment. None of our derivative contracts were designated as hedges at March 31, 2009. The rules require an impairment if our capitalized costs exceed this “ceiling,” even if prices declined for only a short period of time.

During the fourth quarter of 2008, oil and gas prices declined significantly and we recorded an impairment of our oil and gas properties related to our year-end ceiling test. At March 31, 2009, the ceiling with respect to our oil and gas properties exceeded the net capitalized costs of those properties by approximately 4%, and we did not record an impairment. Given the volatility of oil and gas prices, it is likely that our estimate of discounted future net revenues from proved oil and gas reserves will change in the near term. If oil and gas prices decline in the future, even if only by a small amount, impairments of our oil and gas properties could occur. Impairments required by these rules do not directly impact our cash flows from operating activities.

Goodwill. In a purchase transaction, goodwill represents the excess of the purchase price plus the liabilities assumed, including deferred income taxes recorded in connection with the transaction, over the fair value of the net assets acquired. At March 31, 2009, goodwill totaled $535 million and represented approximately 9% of our total assets.

We account for goodwill in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill is not amortized; instead it is tested at least annually for impairment at a level of reporting referred to as a reporting unit. Impairment occurs when the carrying amount of goodwill exceeds its implied fair value. A two-step impairment test is used to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired, thus the second step of the impairment test is unnecessary.

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

We follow the full cost method of accounting for oil and gas activities and all of our producing properties are located in the United States. We have determined that for the purpose of performing an impairment test in accordance with SFAS 142, we have one reporting unit. SFAS 142 states that quoted market prices in active markets are the best evidence of fair value and should be used as the basis for the fair value measurement, if available. Accordingly, we use the quoted market price of our common stock as a starting point in determining the fair value of our reporting unit.

We perform our goodwill impairment test annually as of December 31 and have recorded no impairments to goodwill based on such tests. We also perform interim impairment tests if events occur or circumstances change that would indicate that the fair value of our reporting unit could be below its carrying amount. Due to the adverse market conditions that had a pervasive impact on the U.S. business climate in the first quarter of 2009, we performed an interim goodwill impairment test as of March 31, 2009. In determining the fair value of our reporting unit in the first step of the goodwill impairment test, we applied a control premium to the quoted market price of our common stock, and we concluded that our goodwill was not impaired as of that date. We determined the control premium through reference to control premiums in merger and acquisition transactions for our industry and other comparable industries. If the price of our common stock declines, we could have an impairment of our goodwill in future periods.

An impairment of goodwill could significantly reduce earnings during the period in which the impairment occurs and would result in a corresponding reduction to goodwill and stockholders’ equity.

Based on the accounting policies that we have in place, certain factors may impact our future financial results. Critical accounting policies related to oil and gas reserves, future development and abandonment costs, DD&A, commodity pricing and risk management activities, fair value and stock based compensation are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In December 2008, the SEC issued a final rule, Modernization of Oil and Gas Reporting, which is effective January 1, 2010 for reporting 2009 oil and gas reserve information. The new disclosure requirements permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The new disclosure also requires companies to include nontraditional resources such as oil sands, shale, coalbeds or other nonrenewable natural resources in reserves if they are intended to be upgraded to synthetic oil and gas. Currently the SEC requires that reserve volumes are determined using prices on the last day of the reporting period; however, the new disclosure requirements provide for reporting oil and gas reserves using an average price based upon the prior twelve month period rather than year-end prices. The new requirements also will allow companies to disclose their probable and possible reserves to investors and will require companies to report the independence and qualifications of their reserve preparer or auditor. We will adopt the provisions of the release as of December 31, 2009 for our 2009 Annual Report on Form 10-K. We are currently evaluating the impact of the release.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”) and FSP FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). These FSPs are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted; however, early adoption requires that the FSPs are adopted concurrently. We early adopted these FSPs effective January 1, 2009, and the FSPs did not have a material impact on our consolidated financial position, results of operations or cash flows:

•

FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased as well as guidance for identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.

•

FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

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

All forward-looking statements in this report are made as of the date hereof, and you should not place undue reliance on these statements without also considering the risks and uncertainties associated with these statements and our business that are discussed in this report and our other filings with the SEC. Moreover, although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except for any obligation to disclose material information under the federal securities laws, we do not intend to update these forward-looking statements and information. See Item 1A – Risk Factors and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Factors That May Affect Future Results in our Annual Report on Form 10-K for the year ended December 31, 2008 for additional discussions of risks and uncertainties.

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

See Note 3 – Derivative Instruments and Note 4 – Fair Value Measurement of Assets and Liabilities to the consolidated financial statements for a discussion of our derivative activities and fair value measurements.

As of March 31, 2009, we had the following outstanding commodity derivative contracts, all of which settle monthly, and none of which were designated as hedging instruments:

Period	Instrument Type	Daily Volumes	Average Price (1)	Deferred Premium	Index
Sales of Crude Oil Production
2009
Apr - Dec	Put options	32,500 Bbls	$55.00 Strike price	$3.38 per Bbl	WTI
2010
Jan - Dec	Put options	40,000 Bbls	$55.00 Strike price	$5.00 per Bbl (2)	WTI
Sales of Natural Gas Production
2009
Apr - Dec	Collar	150,000 MMBtu	$10.00 Floor -$20.00 Ceiling	$0.346 per MMBtu	Henry Hub
2010
Jan - Dec	Three-way collar(3)	40,000 MMBtu	$6.25 Floor with a $4.80 Limit	No premium	Henry Hub
$8.00 Ceiling

(1)	The average strike prices do not reflect the cost to purchase the put options or collars.
(2)	In addition to the deferred premium, a premium averaging $3.86 per barrel was paid from the proceeds of our first quarter 2009 derivative monetization upon entering into these derivative contracts.
(3)

If NYMEX is less than the $6.25 per MMBtu floor, we receive the difference between NYMEX and the $6.25 per MMBtu floor up to a maximum of $1.45 per MMBtu. We pay the difference between NYMEX and $8.00 per MMBtu if NYMEX is greater than the $8.00 ceiling.

The fair value of outstanding crude oil and natural gas commodity derivative instruments at March 31, 2009 and the change in fair value that would be expected from a 10% price increase/decrease is shown below (in millions):

	Fair Value Asset	Effect of 10%
		Price Increase	Price Decrease
Crude oil put options	$153	$(42)	$55
Natural gas collars	233	(21)	21

	$386	$(63)	$76

We estimate the fair value of our derivatives using an option-pricing model, which uses various factors, including NYMEX price quotations, volatilities, interest rates and contract terms. We adjust the valuations from the model for credit quality, using the counterparty’s credit quality for asset balances and our credit quality for liability balances. For asset balances, we use the credit default swap value for counterparties, when available or the spread between the risk-free interest rates and the yield on the counterparty’s publicly-traded debt for similar maturities. We consider the impact of netting and offset provisions in the agreements on counterparty credit risk, including whether the position with the counterparty is a net asset or net liability. We determine whether the market for our derivative instruments is active or inactive based on transaction volume for such instruments. We value the instruments using similar instruments and by extrapolating data between data points for the thinly traded instruments.

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

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of March 31, 2009 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, our internal control over financial reporting can provide only reasonable assurance with respect to our financial reporting and financial statement preparation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6 – Exhibits

Exhibit No.	Description

4.1	Ninth Supplemental Indenture, dated as of March 6, 2009, to Indenture dated as of March 13, 2007, among Plains Exploration & Production Company, the subsidiary guarantors parties thereto and Wells Fargo Bank, N.A., as trustee (including form of the Notes) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 6, 2009, File No. 1-31470).

4.2	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of March 13, 2009, among Plains Exploration & Production Company, as borrower, each of the lenders that is a signatory thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 13, 2009, File No. 1-31470).

31.1*	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  * Filed herewith

Items 1, 1A, 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY

Date: May 7, 2009
	By:	/s/ Winston M. Talbert
Winston M. Talbert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1

Ninth Supplemental Indenture, dated as of March 6, 2009, to Indenture dated as of March 13, 2007, among Plains Exploration & Production Company, the subsidiary guarantors parties thereto and Wells Fargo Bank, N.A., as trustee (including form of the Notes) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 6, 2009, File No. 1-31470).

4.2

Amendment No. 4 to Amended and Restated Credit Agreement, dated as of March 13, 2009, among Plains Exploration & Production Company, as borrower, each of the lenders that is a signatory thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 13, 2009, File No. 1-31470).

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