Form 10-Q
period 2010-03-31
PLAINS EXPLORATION & PRODUCTION CO
filed 2010-05-06
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

140.1 million shares of Common Stock, $0.01 par value, issued and outstanding at April 30, 2010.

PLAINS EXPLORATION & PRODUCTION COMPANY

(i)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$60,746	$1,859
Accounts receivable	193,368	258,585
Commodity derivative contracts	24,728	11,952
Inventories	17,871	19,934
Prepaid expenses and other current assets	25,626	14,305

	322,339	306,635

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	9,403,577	9,044,146
Not subject to amortization	3,143,352	3,279,537
Other property and equipment	127,804	125,667

	12,674,733	12,449,350
Less allowance for depreciation, depletion, amortization and impairment	(5,736,965)	(5,616,628)

	6,937,768	6,832,722

Goodwill	535,237	535,237

Other Assets	61,314	60,137

	$7,856,658	$7,734,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$196,662	$248,454
Commodity derivative contracts	54,322	59,176
Royalties and revenues payable	77,351	78,590
Interest payable	50,542	45,743
Deferred income taxes	109,126	153,473
Other current liabilities	87,320	97,115

	575,323	682,551

Long-Term Debt	2,720,962	2,649,689

Other Long-Term Liabilities
Asset retirement obligation	218,634	214,231
Other	50,578	55,531

	269,212	269,762

Deferred Income Taxes	1,020,719	933,748

Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common stock, $0.01 par value, 250.0 million shares authorized, 143.9 million shares issued at March 31, 2010 and December 31, 2009	1,439	1,439
Additional paid-in capital	3,361,383	3,381,566
Retained earnings	106,517	51,204
Treasury stock, at cost, 3.8 million shares and 4.5 million shares at March 31, 2010 and December 31, 2009, respectively	(198,897)	(235,228)

	3,270,442	3,198,981

	$7,856,658	$7,734,731

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues
Oil sales	$276,004	$156,614
Gas sales	107,739	71,264
Other operating revenues	307	634

	384,050	228,512

Costs and Expenses
Lease operating expenses	62,503	70,884
Steam gas costs	19,663	15,557
Electricity	10,034	10,942
Production and ad valorem taxes	8,447	11,621
Gathering and transportation expenses	9,419	6,647
General and administrative	37,390	37,093
Depreciation, depletion and amortization	122,393	88,114
Accretion	4,411	3,531
Legal recovery	(8,423)	-
Other operating (income) expense	(569)	4,457

	265,268	248,846

Income (Loss) from Operations	118,782	(20,334)
Other (Expense) Income
Interest expense	(21,053)	(21,997)
Debt extinguishment costs	(728)	(10,243)
Gain on mark-to-market derivative contracts	7,856	88,139
Other income (expense)	1,306	(707)

Income Before Income Taxes	106,163	34,858
Income tax (expense) benefit
Current	(4,738)	(55,791)
Deferred	(42,897)	26,131

Net Income	$58,528	$5,198

Earnings per Share
Basic	$0.42	$0.05
Diluted	$0.41	$0.05
Weighted Average Shares Outstanding
Basic	139,741	107,755

Diluted	141,940	108,224

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of dollars)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$58,528	$5,198
Items not affecting cash flows from operating activities
Depreciation, depletion and amortization	122,393	88,114
Accretion	4,411	3,531
Deferred income tax expense (benefit)	42,897	(26,131)
Debt extinguishment costs	728	10,243
Gain on mark-to-market derivative contracts	(7,856)	(88,139)
Noncash compensation	16,900	14,499
Other noncash items	1,371	1,826
Change in assets and liabilities from operating activities
Accounts receivable and other assets	263	42,949
Accounts payable and other liabilities	(31,262)	(29,237)
Income taxes receivable/payable	13,405	(52,204)

Net cash provided by (used in) operating activities	221,778	(29,351)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(267,015)	(416,350)
Acquisition of oil and gas properties	51,065	-
Derivative settlements	(9,460)	1,294,157
Additions to other property and equipment	(2,137)	(5,819)

Net cash (used in) provided by investing activities	(227,547)	871,988

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facilities	625,935	2,240,090
Repayments of revolving credit facilities	(855,935)	(3,545,090)
Proceeds from issuance of Senior Notes	300,000	337,161
Costs incurred in connection with financing arrangements	(5,344)	(6,541)
Derivative settlements	-	1,392

Net cash provided by (used in) financing activities	64,656	(972,988)

Net increase (decrease) in cash and cash equivalents	58,887	(130,351)
Cash and cash equivalents, beginning of period	1,859	311,875

Cash and cash equivalents, end of period	$60,746	$181,524

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(share and dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2009	143,924	$1,439	$3,381,566	$51,204	(4,512)	$(235,228)	$3,198,981
Net income	-	-	-	58,528	-	-	58,528
Restricted stock awards	-	-	12,929	-	-	-	12,929
Issuance of treasury stock for restricted stock awards	-	-	(33,112)	(3,215)	679	36,331	4

Balance at March 31, 2010	143,924	$1,439	$3,361,383	$106,517	(3,833)	$(198,897)	$3,270,442

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Summary of Significant Accounting Policies

Plains Exploration & Production Company, a Delaware corporation formed in 2002 (“PXP”, “us”, “our” or “we”), is an independent energy company engaged in the “upstream” oil and gas business. The upstream business acquires, develops, explores for and produces oil and gas. Our upstream activities are primarily located in the United States. We also have an interest in an exploration block offshore Vietnam.

Our consolidated financial statements include the accounts of all our wholly owned subsidiaries. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year statements to conform to the current year presentation. All adjustments, consisting only of normal recurring adjustments that in the opinion of management were necessary for a fair statement of the results for the interim period, have been reflected. The results of our operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Asset Retirement Obligation.    The following table reflects the changes in our asset retirement obligation during the three months ended March 31, 2010 (in thousands):

Asset retirement obligation - December 31, 2009	$221,367
Settlements	(520)
Accretion expense	4,411
Asset retirement additions	350

Asset retirement obligation - March 31, 2010 (1)	$225,608

(1)	$7.0 million is included in other current liabilities.

Earnings Per Share.    For the three months ended March 31, 2010 and 2009 the weighted average shares outstanding for computing basic and diluted earnings per share were (in thousands):

	Three Months Ended March 31,
	2010	2009
Weighted average common shares outstanding - basic	139,741	107,755
Unvested restricted stock, restricted stock units and stock options	2,199	469

Weighted average shares outstanding - diluted	141,940	108,224

In the first quarter of 2010 and 2009, 12,660 and 3.4 million restricted stock units, respectively, were excluded in computing diluted earnings per share because they were antidilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method. In computing earnings per share, no adjustments were made to reported net income.

Inventories.    Oil inventories are carried at the lower of the cost to produce or market value, and materials and supplies inventories are stated at the lower of cost or market with cost determined on an average cost method. Our inventories consisted of (in thousands):

	March 31, 2010	December 31, 2009
Oil	$6,474	$6,488
Materials and supplies	11,397	13,446

	$17,871	$19,934

Stock Based Compensation.    Stock based compensation for the three months ended March 31, 2010 was $21.7 million, of which $14.6 million is included in general and administrative expense (“G&A”), $2.3 million is included in lease operating expense and $4.8 million is included in oil and natural gas properties. Stock based compensation for the three months ended March 31, 2009 was $17.9 million, of which $14.5 million was included in G&A and $3.4 million was included in oil and natural gas properties.

During the first quarter of 2010, we granted 1.5 million restricted stock units at an average fair value of $31.58 per share and 837 thousand stock appreciation rights with an average exercise price of $31.59 per share.

Recent Accounting Pronouncements. In February 2010, the Financial Accounting Standards Board, or FASB, issued authoritative guidance on subsequent events that removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This guidance was effective upon issuance. The adoption of the subsequent events standard did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance for improving financial reporting by enterprises involved with variable interest entities. This guidance eliminates the exemption for qualifying special purpose entities, includes a new approach for determining who should consolidate a variable interest entity, and presents changes as to when it is necessary to reassess who should consolidate a variable interest entity. The guidance is effective for fiscal years beginning after November 15, 2009, and for interim periods within that first annual reporting period. We adopted the provisions of this standard effective January 1, 2010 and it did not have a significant impact on our consolidated financial position, results of operations or cash flows.

Note 2—Long-Term Debt

At March 31, 2010 and December 31, 2009, long-term debt consisted of (in thousands):

	March 31, 2010	December 31, 2009
Senior revolving credit facility	$-	$230,000
7 3/4% Senior Notes due 2015	600,000	600,000
10% Senior Notes due 2016 (1)	527,389	526,222
7% Senior Notes due 2017	500,000	500,000
7 5/8% Senior Notes due 2018	400,000	400,000
8 5/8% Senior Notes due 2019 (2)	393,573	393,467
7 5/8% Senior Notes due 2020	300,000	-

	$2,720,962	$2,649,689

(1) The amount is net of unamortized discount of $37.6 million and $38.8 million at March 31, 2010 and December 31, 2009, respectively.
(2) The amount is net of unamortized discount of $6.4 million and $6.5 million at March 31, 2010 and December 31, 2009, respectively.

Our borrowing base  under our  senior  revolving credit facility  was $1.13 billion,  $1.129  billion of which was  available  at March 31, 2010. Our borrowing base was adjusted from $1.22 billion to $1.13 billion in recognition of our issuance of the 7 5/8% Senior Notes due 2020 in March 2010. Our senior revolving credit facility contains a $250 million limit on letters of credit, a $50 million commitment for swingline loans and matures on November 6, 2012. As of March 31, 2010, we had $1.2 million in letters of credit outstanding.

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

Our senior revolving credit facility is secured by 100% of the shares of stock in certain of our domestic and 65% of the shares of stock in certain foreign subsidiaries and mortgages covering at least 75% of the total present value of our domestic oil and gas properties. Our senior revolving credit facility contains negative covenants that limit our ability, as well as the ability of our restricted subsidiaries to, among other things, incur additional debt, pay dividends on stock, make distributions of cash or property, change the nature of our business or operations, redeem stock or redeem subordinated debt, make investments, create liens, enter into leases, sell assets, sell capital stock of subsidiaries, guarantee other indebtedness, enter into agreements that restrict dividends from subsidiaries, enter into certain types of swap agreements, enter into take-or-pay or other prepayment arrangements, merge or consolidate and enter into transactions with affiliates. In addition, we are required to maintain a ratio of debt to EBITDAX (as defined) of no greater than 4.25 to 1.

In March 2010, we issued $300 million of 7 5/8% Senior Notes due 2020, or 7 5/8% Senior Notes, which were sold to the public at par. We received approximately $294 million of net proceeds, after deducting the underwriting discount and offering expenses. We used the net proceeds to reduce indebtedness outstanding under our senior revolving credit facility and for general corporate purposes. We may redeem all or part of the 7 5/8% Senior Notes on or after April 1, 2015 at specified redemption prices and prior to such date at a “make-whole” redemption price. In addition, prior to April 1, 2013 we may, at our option, redeem up to 35% of the 7 5/8% Senior Notes with the proceeds of certain equity offerings. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the 7 5/8% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

The 7 5/8% Senior Notes are general unsecured senior obligations. They are jointly and severally guaranteed on a full and unconditional basis by certain of our existing domestic subsidiaries. In the future, the guarantees may be released or terminated under certain circumstances. These 7 5/8% Senior Notes rank senior in right of payment to all of our existing and future subordinated indebtedness; pari passu in right of payment with any of our existing and future unsecured indebtedness that is not by its terms subordinated to the 7 5/8% Senior Notes; effectively junior to our existing and future secured indebtedness, including indebtedness under our senior revolving credit facility, to the extent of our assets constituting collateral securing that indebtedness; and effectively subordinate to all existing and future indebtedness and other liabilities (other than indebtedness and liabilities owed to us) of our non-guarantor subsidiaries.

Subsequent Event

On April 12, 2010, we entered into an amendment to our senior revolving credit facility. The amendment increased the borrowing base to $1.3 billion from $1.13 billion. In addition, the amendment allows us to increase our investments in certain subsidiaries and joint ventures.

Note 3—Commodity Derivative Contracts

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

As of March 31, 2010, we had the following outstanding commodity derivative contracts, all of which settle monthly, and none of which were designated as hedging instruments:

Period	Instrument Type	Daily Volumes	Average Price (1)	Average Deferred Premium	Index
Sales of Crude Oil Production
2010
Apr - Dec	Put options	40,000 Bbls	$55.00 Strike price	$5.00 per Bbl (2)	WTI

Sales of Natural Gas Production
2010
Apr - Dec	Three-way collars (3)	85,000 MMBtu	$6.12 Floor with a $4.64 Limit $8.00 Ceiling	$0.034 per MMBtu	Henry Hub

(1)	The average strike prices do not reflect the cost to purchase the put options or collars.
(2)	In addition to the deferred premium, a premium averaging $3.86 per barrel was paid upon entering into these derivative contracts.
(3)

If the index price is less than the $6.12 per MMBtu floor, we receive the difference between the $6.12 per MMBtu floor and the index price up to a maximum of $1.48 per MMBtu. We pay the difference between the index price and $8.00 per MMBtu if the index price is greater than the $8.00 ceiling.

Balance Sheet

At March 31, 2010 and December 31, 2009, we had the following outstanding commodity derivative contracts, none of which were designated as hedging instruments, recorded in our balance sheets (in thousands):

Instrument Type	Balance Sheet Classification	Estimated Fair Value
		March 31, 2010	December 31, 2009
Crude oil puts	Commodity derivative contracts - current assets	$3,273	$15,173
Natural gas collars	Commodity derivative contracts - current assets	28,724	14,312

Total derivative instruments		$31,997	$29,485

The following table provides supplemental information to reconcile the fair value of the derivative contracts to our consolidated balance sheets at March 31, 2010 and December 31, 2009, considering the deferred premiums and accrued interest and related settlement payable amounts, which are not included in the fair value amounts disclosed in the table above (in thousands):

	March 31, 2010	December 31, 2009
Net fair value asset	$31,997	$29,485
Deferred premium and accrued interest on derivative contracts	(55,391)	(73,305)
Settlement payable	(6,200)	(3,404)

Net commodity derivative liability	$(29,594)	$(47,224)

Commodity derivative contracts - current asset	$24,728	$11,952
Commodity derivative contracts - current liability	(54,322)	(59,176)

	$(29,594)	$(47,224)

We present the fair value of our derivative contracts on a net basis where the right of offset is provided for in our counterparty agreements.

Income Statement

During the three months ended March 31, 2010 and 2009, pre-tax amounts recognized in our income statement were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Gain on mark-to-market derivative contracts	$7,856	$88,139

Cash Payments and Receipts

During the three months ended March 31, 2010 and 2009, cash (payments) receipts for derivatives were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Oil derivatives
Settlements	$(14,549)	$156,876
Monetization of crude oil puts and swaps	-	1,074,361
Natural gas derivatives	5,089	64,312

	$(9,460)	$1,295,549

Credit Risk

We generally do not require collateral or other security to support derivative instruments subject to credit risk. However, the agreements with each of the counterparties to our derivative instruments contain netting provisions within the agreements. If a default occurs under the agreements, the non-defaulting party can offset the amount payable to the defaulting party under the derivative contracts with the amount due from the defaulting party under the derivatives contracts. As a result of the netting provisions under the agreements, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. The maximum amount of loss due to credit risk that we would have incurred if all the counterparties to our derivative contracts failed to perform according to the terms of the derivative contracts at March 31, 2010 was $24.8 million.

Contingent Features

As of March 31, 2010, the counterparties to our commodity derivative contracts consist of six financial institutions. Our counterparties or their affiliates are generally also lenders under our senior revolving credit facility. As a result, the counterparties to our derivative agreements share in the collateral supporting our senior revolving credit facility. Therefore, we are not generally required to post additional collateral under our derivative agreements.

Certain of our derivative agreements contain provisions that require cross defaults and acceleration of those instruments to any material debt. If we were to default on any of our material debt agreements, it would be a violation of these provisions, and the counterparties to the derivative instruments could request immediate payment on derivative instruments that are in a net liability position at that time. As of March 31, 2010, we were in a net liability position with three of the counterparties to our derivative instruments, totaling $54.3 million.

Subsequent Event

In April 2010, we entered into crude oil put option spread contracts on 31,000 barrels of oil per day in 2011 and 40,000 barrels of oil per day in 2012. Both the 2011 and 2012 put options have a floor price of $80 with a limit of $60 per barrel. Under these agreements, if the index price is below $80 per barrel, we receive the difference between the floor price of $80 and the index price up to a maximum of $20 per barrel less the option premium. If the index price is at or above $80 per barrel, we pay only the option premium. The average deferred premium plus interest on the above contracts is $5.023 per barrel for 2011 and $6.087 per barrel for 2012.

Additionally, we acquired crude oil three-way collars that have a floor price of $80 with a limit of $60 and a ceiling price of $110 on 9,000 barrels of oil per day for 2011. Under these agreements, if the index price is below $80 per barrel, we receive the difference between the floor price of $80 and the index price up to a maximum of $20 per barrel less the option premium. If the index price is greater than $110 per barrel, we pay the difference between the index price and the ceiling price of $110 per barrel plus the option premium. If the index price is at or above $80 per barrel but at or below $110 per barrel, we pay only the option premium. The average deferred premium plus interest on the above contracts is $1.00 per barrel.

Note 4—Fair Value Measurements of Assets and Liabilities

Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. We follow a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our commodity derivative instruments are recorded at fair value on a recurring basis in our consolidated balance sheets with the changes in fair value recorded in our consolidated statements of income. The following table presents, for each fair value hierarchy level, our commodity derivative assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

	Fair Value (1)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010
Crude oil puts	$3,273	$-	$3,273	$-
Natural gas collars	28,724	-	-	28,724

	$31,997	$-	$3,273	$28,724

December 31, 2009
Crude oil puts	$15,173	$-	$15,173	$-
Natural gas collars	14,312	-	-	14,312

	$29,485	$-	$15,173	$14,312

(1)	Option premium and accrued interest of $55.4 million in 2010 and $73.3 million in 2009 and settlement payable of $6.2 million in 2010 and $3.4 million in 2009 are not included in the fair value of derivatives.

The fair value amounts of our derivative instruments are estimated using an option-pricing model, which uses various inputs including NYMEX price quotations, volatilities, interest rates and contract terms. We adjust the valuations from the model for credit quality, using the counterparties’ credit quality for asset balances and our credit quality for liability balances. For asset balances, we use the credit default swap value for counterparties when available, or the spread between the risk-free interest rate and the yield on the counterparties’ publicly-traded debt for similar maturities. We consider the impact of netting agreements on counterparty credit risk, including whether the position with the counterparty is a net asset or net liability.

We classify derivatives that have identical assets or liabilities with quoted, unadjusted prices in active markets as Level 1. We classify our derivatives as Level 2 if the inputs used in the valuation model are directly or indirectly observable for substantially the full term of the instrument; however, if the significant inputs are not observable for substantially the full term of the instrument, we classify those derivatives as Level 3. We determine whether the market for our derivative instruments is active or inactive based on transaction volume for such instruments and classify as Level 3 those instruments that are not actively traded. For these inputs, we utilize pricing and volatility information from other instruments with similar characteristics and extrapolate data between data points for thinly traded instruments. As of March 31, 2010, our crude oil put options are classified as Level 2, and our natural gas collars are classified as Level 3 instruments. We determine the appropriate level for each financial asset and liability on a quarterly basis and recognize any transfers at the beginning of the reporting period.

The following table presents a reconciliation of changes in fair value of financial assets and liabilities classified as Level 3 for the three months ended March 31, 2010 and 2009 (in thousands):

	Commodity Derivative Contracts (1)
	Three Months Ended March 31,
	2010	2009
Fair value at beginning of period	$14,312	$1,790,718
Transfers (2)	-	(124,690)
Realized and unrealized gains included in earnings (3)	19,757	187,897
Purchases	-	(127,202)
Settlements	(5,345)	(1,493,962)

Fair value at end of period	$28,724	$232,761

Change in unrealized gains and losses relating to assets and liabilities held as of the end of the period (3)	$18,100	$17,369

(1)	Deferred option premiums and interest are not included in the fair value of derivatives.
(2)	During the first quarter of 2009, the inputs used to value our $55 crude put options were directly or indirectly observable and our $55 crude puts were transferred to Level 2.
(3)	Realized and unrealized gains included in earnings for the period are reported as gain on mark-to-market derivative contracts in our consolidated statements of income.

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

The following table presents the carrying amounts and fair values of our other financial instruments as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current Liability
Deferred premium and accrued interest on derivative contracts	$55,391	$55,391	$73,305	$73,305
Long-Term Debt
Senior revolving credit facility	-	-	230,000	230,000
7 3/4% Senior Notes	600,000	608,250	600,000	610,500
10% Senior Notes	527,389	624,325	526,222	618,675
7% Senior Notes	500,000	492,500	500,000	491,250
7 5/8% Senior Notes	400,000	404,000	400,000	409,000
8 5/8% Senior Notes	393,573	424,000	393,467	411,000
7 5/8% Senior Notes	300,000	297,000	-	-

The carrying value of our senior revolving credit facility approximates fair value, as interest rates are variable, based on prevailing market rates. The fair value of our Senior Notes is based on quoted market prices from trades of such debt.

Note 5—Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any significant unusual or infrequently occurring items which are recorded in the period that the specific item occurs. For the three months ended March 31, 2010, income tax expense was approximately 45% of pre-tax income. The variance in our estimated annual effective tax rate from the 35% federal statutory rate primarily results from the tax effects of estimated annual permanent differences, including (1) expenses that are not deductible because of Internal Revenue Service limitations, and (2) state income taxes. Specific items affecting income tax expense for the first quarter included adjustments to deferred taxes for differences in the reporting of stock based compensation expenses for financial statement and income tax reporting purposes and changes to our balance of accrued interest recorded on unrecognized tax benefits.

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

In connection with the sale of certain properties offshore California in December 2004, we retained the responsibility for certain abandonment costs, including removing, dismantling and disposing of the existing offshore platforms. The present value of such abandonment costs, $59 million ($114 million undiscounted), is included in our asset retirement obligation as reflected on our consolidated balance sheet. In addition, we agreed to guarantee the performance of the purchaser with respect to the remaining abandonment obligations related to the properties (approximately $67 million). To secure its abandonment obligations, the purchaser of the properties is required to periodically deposit funds into an escrow account. At March 31, 2010, the escrow account had a balance of $14.7 million. The fair value of our guarantee at March 31, 2010, $0.7 million, considers the payment/performance risk of the purchaser and is included in other long-term liabilities in the consolidated balance sheet.

Operating risks and insurance coverage. Our operations are subject to all of the risks normally incident to the exploration for, and the production of, oil and gas, including well blowouts, cratering, explosions, oil spills, releases of gas or well fluids, fires, pollution and releases of toxic gas, each of which could result in damage to or destruction of oil and gas wells, production facilities or other property, or injury to persons. Our operations in California, including transportation of oil by pipelines within the city and county of Los Angeles, are especially susceptible to damage from earthquakes and involve increased risks of personal injury, property damage and marketing interruptions because of the population density of southern California. Although we maintain insurance coverage considered to be customary in the industry, we are not fully insured against all risks, either because insurance is not available or because of high premium costs. We maintain coverage for earthquake damages in California but this coverage may not provide for the full effect of damages that could occur and we may be subject to additional liabilities. The occurrence of a significant event that is not fully insured against could have a material adverse effect on our financial position. Our insurance does not cover every potential risk associated with operating our pipelines, including the potential loss of significant revenues. Consistent with insurance coverage generally available to the industry, our insurance policies provide limited coverage for losses or liabilities relating to pollution, with broader coverage for sudden and accidental occurrences.

In the event we make a claim under our insurance policies, we will be subject to the credit risk of the insurers. While there are signs that the economy may be improving, business conditions may remain challenging. Volatility and disruption in the financial and credit markets may adversely affect the credit quality of our insurers and impact their ability to pay out claims.

Other commitments and contingencies. As is common within the industry, we have entered into various commitments and operating agreements related to the exploration and development of, and production from, proved oil and gas properties and the marketing, transportation and storage of oil. It is management’s belief that these commitments will be met without a material adverse effect on our financial position, results of operations or cash flows.

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

Note 7—Consolidating Financial Statements

We are the issuer of $600 million of 7 3/4% Senior Notes, $565 million of 10% Senior Notes, $500 million of 7% Senior Notes, $400 million of 7 5/8% Senior Notes, $400 million of 8 5/8% Senior Notes and $300 million of 7 5/8% Senior Notes as of March 31, 2010, which are jointly and severally guaranteed on a full and unconditional basis by certain of our existing domestic subsidiaries (referred to as “Guarantor Subsidiaries”). Certain of our subsidiaries do not guarantee the Senior Notes (referred to as “Non-Guarantor Subsidiaries”).

The following financial information presents consolidating financial statements, which include:

•	PXP (the “Issuer”);
•	the Guarantor Subsidiaries on a combined basis;
•	the Non-Guarantor Subsidiaries on a combined basis;
•	elimination entries necessary to consolidate the Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries; and
•	PXP on a consolidated basis.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

MARCH 31, 2010

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$58,664	$8	$2,074	$-	$60,746
Accounts receivable and other current assets	162,061	120,177	1,344	(21,989)	261,593

	220,725	120,185	3,418	(21,989)	322,339

Property and Equipment, at cost
Oil and natural gas properties - full cost method	4,240,487	8,247,860	58,582	-	12,546,929
Other property and equipment	50,115	35,648	42,041	-	127,804

	4,290,602	8,283,508	100,623	-	12,674,733
Less allowance for depreciation, depletion, amortization and impairment	(2,266,239)	(5,375,717)	(1)	1,904,992	(5,736,965)

	2,024,363	2,907,791	100,622	1,904,992	6,937,768

Investment in and Advances to Affiliates	4,697,668	(1,715,793)	(55,416)	(2,926,459)	-

Other Assets	56,846	539,705	-	-	596,551

	$6,999,602	$1,851,888	$48,624	$(1,043,456)	$7,856,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$423,864	$169,537	$3,911	$(21,989)	$575,323
Long-Term Debt	2,720,962	-	-	-	2,720,962
Other Long-Term Liabilities	206,124	63,088	-	-	269,212
Deferred Income Taxes	378,210	(115,965)	5,501	752,973	1,020,719
Stockholders’ Equity	3,270,442	1,735,228	39,212	(1,774,440)	3,270,442

	$6,999,602	$1,851,888	$48,624	$(1,043,456)	$7,856,658

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED MARCH 31, 2010

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$234,175	$41,829	$-	$-	$276,004
Gas sales	25,514	82,225	-	-	107,739
Other operating revenues	106	201	-	-	307

	259,795	124,255	-	-	384,050

Costs and Expenses
Production costs	75,460	34,606	-	-	110,066
General and administrative	24,858	12,527	5	-	37,390
Depreciation, depletion, amortization and accretion	59,134	30,067	-	37,603	126,804
Legal recovery	-	(8,423)	-	-	(8,423)
Other operating income	-	(569)	-	-	(569)

	159,452	68,208	5	37,603	265,268

Income (Loss) from Operations	100,343	56,047	(5)	(37,603)	118,782
Other (Expense) Income
Equity in earnings of subsidiaries	(386)	129	-	257	-
Interest expense	(13)	(20,509)	(531)	-	(21,053)
Debt extinguishment costs	(728)	-	-	-	(728)
Gain on mark-to-market derivative contracts	7,856	-	-	-	7,856
Other income	615	594	97	-	1,306

Income (Loss) Before Income Taxes	107,687	36,261	(439)	(37,346)	106,163
Income tax (expense) benefit	(49,159)	(14,494)	198	15,820	(47,635)

Net Income (Loss)	$58,528	$21,767	$(241)	$(21,526)	$58,528

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED MARCH 31, 2009

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$130,608	$26,006	$-	$-	$156,614
Gas sales	17,694	53,570	-	-	71,264
Other operating revenues	321	313	-	-	634

	148,623	79,889	-	-	228,512

Costs and Expenses
Production costs	76,762	38,889	-	-	115,651
General and administrative	26,939	9,977	177	-	37,093
Depreciation, depletion, amortization and accretion	52,584	40,440	4	(1,383)	91,645
Impairment of oil and gas properties	-	636,227	-	(636,227)	-
Other operating expense	4,457	-	-	-	4,457

	160,742	725,533	181	(637,610)	248,846

(Loss) Income from Operations	(12,119)	(645,644)	(181)	637,610	(20,334)
Other (Expense) Income
Equity in earnings of subsidiaries	(70,269)	(193)	-	70,462	-
Interest expense	(7,313)	(14,684)	-	-	(21,997)
Debt extinguishment costs	(10,243)	-	-	-	(10,243)
Gain on mark-to-market derivative contracts	88,139	-	-	-	88,139
Other expense	(84)	(611)	(12)	-	(707)

(Loss) Income Before Income Taxes	(11,889)	(661,132)	(193)	708,072	34,858
Income tax benefit (expense)	17,087	249,322	-	(296,069)	(29,660)

Net Income (Loss)	$5,198	$(411,810)	$(193)	$412,003	$5,198

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2010

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$58,528	$21,767	$(241)	$(21,526)	$58,528
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	59,134	30,067	-	37,603	126,804
Equity in earnings of subsidiaries	386	(129)	-	(257)	-
Deferred income tax (benefit) expense	(16,591)	35,645	(198)	24,041	42,897
Debt extinguishment costs	728	-	-	-	728
Gain on mark-to-market derivative contracts	(7,856)	-	-	-	(7,856)
Noncash compensation	13,225	3,675	-	-	16,900
Other noncash items	1,367	4	-	-	1,371
Change in assets and liabilities from operating activities
Accounts receivable and other assets	6,582	(6,987)	668	-	263
Accounts payable and other liabilities	(28,335)	(2,921)	(6)	-	(31,262)
Income taxes receivable/payable	13,405	-	-	-	13,405

Net cash provided by operating activities	100,573	81,121	223	39,861	221,778

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(123,009)	(143,076)	(930)	-	(267,015)
Acquisition of oil and gas properties	-	51,065	-	-	51,065
Derivative settlements	(9,460)	-	-	-	(9,460)
Additions to other property and equipment	(712)	(1)	(1,424)	-	(2,137)

Net cash used in investing activities	(133,181)	(92,012)	(2,354)	-	(227,547)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facilities	625,935	-	-	-	625,935
Repayments of revolving credit facilities	(855,935)	-	-	-	(855,935)
Proceeds from issuance of Senior Notes	300,000	-	-	-	300,000
Costs incurred in connection with financing arrangements	(5,344)	-	-	-	(5,344)
Investment in and advances to affiliates	25,312	10,888	3,661	(39,861)	-

Net cash provided by financing activities	89,968	10,888	3,661	(39,861)	64,656

Net increase (decrease) in cash and cash equivalents	57,360	(3)	1,530	-	58,887
Cash and cash equivalents, beginning of period	1,304	11	544	-	1,859

Cash and cash equivalents, end of period	$58,664	$8	$2,074	$-	$60,746

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2009

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,198	$(411,810)	$(193)	$412,003	$5,198
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization, accretion and impairment	52,584	676,667	4	(637,610)	91,645
Equity in earnings of subsidiaries	70,269	193	-	(70,462)	-
Deferred income tax expense (benefit)	180,738	(237,462)	-	30,593	(26,131)
Debt extinguishment costs	10,243	-	-	-	10,243
Gain on mark-to-market derivative contracts	(88,139)	-	-	-	(88,139)
Noncash compensation	12,860	1,639	-	-	14,499
Other noncash items	1,816	10	-	-	1,826
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(11,508)	54,462	(5)	-	42,949
Accounts payable and other liabilities	1,314	(30,538)	(13)	-	(29,237)
Income taxes receivable/payable	(52,204)	-	-	-	(52,204)

Net cash provided by (used in) operating activities	183,171	53,161	(207)	(265,476)	(29,351)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(197,918)	(216,513)	(1,919)	-	(416,350)
Derivative settlements	1,294,157	-	-	-	1,294,157
Additions to other property and equipment	(2,358)	121	(3,582)	-	(5,819)

Net cash provided by (used in) investing activities	1,093,881	(216,392)	(5,501)	-	871,988

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facilities	2,240,090	-	-	-	2,240,090
Repayments of revolving credit facilities	(3,545,090)	-	-	-	(3,545,090)
Proceeds from issuance of Senior Notes	337,161	-	-	-	337,161
Costs incurred in connection with financing arrangements	(6,541)	-	-	-	(6,541)
Derivative settlements	1,392	-	-	-	1,392
Investment in and advances to affiliates	(432,780)	162,964	4,340	265,476	-

Net cash (used in) provided by financing activities	(1,405,768)	162,964	4,340	265,476	(972,988)

Net decrease in cash and cash equivalents	(128,716)	(267)	(1,368)	-	(130,351)
Cash and cash equivalents, beginning of period	309,362	285	2,228	-	311,875

Cash and cash equivalents, end of period	$180,646	$18	$860	$-	$181,524

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in connection with the information contained in the consolidated financial statements and notes thereto included elsewhere in this report and our Form 10-K for the year ended December 31, 2009.

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

Assets in our principal focus areas include mature properties with long-lived reserves and significant development opportunities as well as newer properties with development and exploration potential. We believe our balanced portfolio of assets and our ongoing hedging program position us well for both the current commodity price environment and future potential upside as we develop our attractive resource opportunities, including our significant Haynesville Shale acreage position and our Gulf of Mexico exploration discoveries. Our primary sources of liquidity are cash generated from our operations, our senior revolving credit facility and periodic public offerings of debt and equity.

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties. We use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of increases in oil and gas prices above the maximum fixed amount specified in the derivative agreement and subjects us to the credit risk of the counterparties to such agreements. Since all of our derivative contracts are accounted for under mark-to-market accounting, we expect continued volatility in gains and losses on derivative contracts on our income statement as changes occur in the NYMEX price indices. The level of derivative activity depends on our view of market conditions, available derivative prices and our operating strategy. See Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

General

We follow the full cost method of accounting whereby all costs associated with property acquisition, exploration, and development activities are capitalized. Our revenues are derived from the sale of oil, gas and natural gas liquids. We recognize revenues when our production is sold and title is transferred. Our revenues are highly dependent upon the prices of, and demand for, oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas and our levels of production are subject to wide fluctuations and depend on numerous factors beyond our control, including supply and demand, economic conditions, foreign imports, the actions of OPEC, political conditions in other oil-producing countries, and governmental regulation, legislation and policies. Under the SEC’s full cost accounting rules, we review the carrying value of our proved oil and gas properties each quarter. These rules generally require that we price our future oil and gas production at the twelve-month average first-day-of-the-month reference prices as adjusted for location and quality differentials to determine a ceiling value of our properties. Prior to the fourth quarter of 2009, we were required to price our future oil and gas production at the oil and gas prices in effect at the end of each fiscal quarter. These prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including derivative contracts that qualify and are designated for hedge accounting treatment. The derivative  instruments  we  have in place are not classified as hedges for accounting purposes. The rules require an impairment if our capitalized costs exceed the allowed “ceiling.” At March 31, 2010, the ceiling with respect to our oil and gas properties exceeded the net capitalized costs of those properties by approximately 11%.

Given the volatility of oil and gas prices, it is likely that our estimate of discounted future net revenues from proved oil and gas reserves will change in the near term. If oil and gas prices decline in the future, impairments of our oil and gas properties could occur. Impairment charges required by these rules do not directly impact our cash flows from operating activities.

Our oil and gas production expenses include salaries and benefits of personnel involved in production activities (including stock based compensation), steam gas costs, electricity costs, maintenance costs, production, ad valorem and severance taxes, and other costs necessary to operate our producing properties. Depreciation, depletion, and amortization, or DD&A, of producing oil and gas properties is calculated using the units of production method based upon estimated proved reserves. For the purposes of computing DD&A, estimated proved reserves are redetermined as of the end of each year and on an interim basis when deemed necessary.

General and administrative expenses, or G&A, consist primarily of salaries and related benefits of administrative personnel (including stock based compensation), office rent, systems costs and other administrative costs.

Results Overview

In the first quarter of 2010, we reported net income of $58.5 million, or $0.41 per diluted share, compared to net income of $5.2 million, or $0.05 per diluted share, in the first quarter of 2009. The increase reflects higher commodity prices partially offset by a reduced gain on mark-to-market derivative contracts.

Results of Operations

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a BOE basis:

	Three Months Ended March 31,
	2010	2009
Sales Volumes
Oil and liquids sales (MBbls)	4,070	4,445
Gas (MMcf)
Production	22,013	17,635
Used as fuel	478	646
Sales	21,535	16,989
MBOE
Production	7,738	7,385
Sales	7,659	7,277
Daily Average Volumes
Oil and liquids sales (Bbls)	45,217	49,394
Gas (Mcf)
Production	244,594	195,943
Used as fuel	5,313	7,175
Sales	239,281	188,768
BOE
Production	85,983	82,052
Sales	85,097	80,856
Unit Economics (in dollars)
Average NYMEX Prices
Oil	$78.88	$43.31
Gas	5.27	4.87
Average Realized Sales Price Before
Derivative Transactions
Oil (per Bbl)	$67.82	$35.23
Gas (per Mcf)	5.00	4.19
Per BOE	50.11	31.31
Costs and Expenses per BOE
Production costs
Lease operating expenses	$8.16	$9.74
Steam gas costs	2.57	2.14
Electricity	1.31	1.50
Production and ad valorem taxes	1.10	1.60
Gathering and transportation	1.23	0.91
Depreciation, depletion and amortization of oil and gas properties	15.33	11.49

The following table reflects cash (payments) receipts made with respect to derivative contracts during the periods presented (in thousands):

	Three Months Ended March 31,
	2010	2009
Oil derivatives
Settlements	$(14,549)	$156,876
Monetization of crude oil puts and swaps	-	1,074,361
Natural gas derivatives	5,089	64,312

	$(9,460)	$1,295,549

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009

Oil and gas revenues.    Oil and gas revenues increased $155.8 million, to $383.7 million for 2010 from $227.9 million for 2009 primarily due an increase in realized prices of $18.80 per BOE.

Oil revenues increased $119.4 million to $276.0 million for 2010 from $156.6 million for 2009 primarily reflecting higher average realized prices. Our average realized price for oil increased $32.59 per Bbl to $67.82 per Bbl for 2010 from $35.23 per Bbl for 2009. The increase is primarily attributable to an increase in the NYMEX oil price, which averaged $78.88 per Bbl in 2010 versus $43.31 per Bbl in 2009. Oil sales volumes decreased 4.2 MBbls per day to 45.2 MBbls per day in 2010 from 49.4 MBbls per day in 2009, primarily reflecting decreased production in our onshore and offshore California properties.

Gas revenues increased $36.4 million to $107.7 million in 2010 from $71.3 million in 2009 due to an increase in sales volumes ($22.7 million) and an increase in realized prices ($13.7 million). Our average realized price for gas was $5.00 per Mcf in 2010 compared to $4.19 per Mcf in 2009. Gas sales volumes increased from 188.8 MMcf per day in 2009 to 239.3 MMcf per day in 2010, primarily reflecting increased production from our Haynesville Shale properties. Our realized price for gas increased primarily due to an increase in the NYMEX natural gas price, which averaged $5.27 per MMBtu in 2010 versus $4.87 per MMBtu in 2009.

Lease operating expenses.    Lease operating expenses decreased $8.4 million, to $62.5 million in 2010 from $70.9 million in 2009, primarily reflecting the results of our cost reduction program. On a per unit basis, lease operating expenses decreased to $8.16 per BOE in 2010 from $9.74 per BOE in 2009.

Steam gas costs.    Steam gas costs increased $4.1 million, to $19.7 million in 2010 from $15.6 million in 2009, primarily reflecting higher cost of gas used in steam generation partially offset by reduced volumes. In 2010, we burned approximately 3.7 billion cubic feet, or Bcf, of natural gas at a cost of approximately $5.35 per MMBtu compared to 3.9 Bcf at a cost of approximately $4.01 per MMBtu in 2009.

Production and ad valorem taxes.    Production and ad valorem taxes decreased $3.2 million, to $8.4 million in 2010 from $11.6 million in 2009, reflecting lower ad valorem taxes, partially offset by increased production taxes. The reduction in ad valorem taxes reflects lower commodity prices at the time of assessment, while the increase in production taxes is the result of higher current commodity prices.

Gathering and transportation expense.    Gathering and transportation expenses increased $2.8 million, to $9.4 million in 2010 from $6.6 million in 2009, primarily reflecting increased production from our Haynesville Shale properties.

General and administrative expense.    G&A was $37.4 million in 2010 compared to $37.1 million in 2009, an insignificant change, due primarily to our cost savings program.

Depreciation, depletion and amortization.    DD&A expense increased $34.3 million, to $122.4 million in 2010 from $88.1 million in 2009. The increase is attributable to our oil and gas DD&A, primarily due to a higher per unit rate ($28.4 million) and increased production ($5.4 million). Our oil and gas unit of production rate increased to $15.33 per BOE in 2010 compared to $11.49 per BOE in 2009.

Legal recovery.    We received a net recovery of $8.4 million in 2010 as our share of a portion of the judgments in the Amber Resources Company et al. v. United States related lawsuits.

Interest expense.    Interest expense decreased $0.9 million, to $21.1 million in 2010 from $22.0 million in 2009, primarily due to increased capitalized interest attributable to a higher average interest rate and a higher unevaluated property balance. This decrease is offset by higher interest expense in 2010 on our Senior Notes compared to our borrowings under the senior revolving credit facility in 2009. Interest expense is net of interest capitalized on oil and natural gas properties not subject to amortization and in the process of development. We capitalized $34.3 million and $19.7 million of interest in 2010 and 2009, respectively.

Debt extinguishment costs.    In connection with reductions of the borrowing base on our senior revolving credit facility we recorded $0.7 million and $10.2 million of debt extinguishment costs in the first quarters of 2010 and 2009, respectively.

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

We recognized a $7.9 million gain related to mark-to-market derivative contracts in the first quarter of 2010, which was primarily associated with an increase in fair value of our natural gas collars. In the first quarter of 2009, we recognized an $88.1 million gain related to mark-to-market derivative contracts.

Income taxes.    For the first quarter of 2010, income tax expense was approximately 45% of pre-tax income. The variance between this effective tax rate and the 35% federal statutory rate results from the tax effects of estimated annual permanent differences, including (1) expenses that are not deductible because of Internal Revenue Service limitations, and (2) state income taxes. In addition, specific items affecting our income tax expense for the first quarter of 2010 included adjustments to deferred taxes for differences in the reporting of stock based compensation expenses for financial statement and income tax reporting purposes and changes to our balance of accrued interest recorded on unrecognized tax benefits. For the first quarter of 2009, income tax expense was approximately 85% of pre-tax income. This unusual rate resulted from the relationship of 2009 estimated pre-tax income relative to the estimated permanent differences used in our annual effective tax rate computation for this period. As income before income taxes changes in future quarters, our effective tax rate may increase or decrease.

Liquidity and Capital Resources

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

Our primary sources of liquidity are cash generated from our operations, our senior revolving credit facility and periodic public offerings of debt and equity. At March 31, 2010, we had approximately $1.129 billion available for future secured borrowings under our senior revolving credit facility, which had an aggregate borrowing base of $1.13 billion. Under the terms of the senior revolving credit facility, the borrowing base will be redetermined on an annual basis, with PXP and the lenders each having the right to one annual interim unscheduled redetermination. Declines in oil and gas prices may adversely affect our liquidity by lowering the amount of the borrowing base that the lenders are willing to extend. On April 12, 2010, we entered into an amendment to our senior revolving credit facility, which increased the borrowing base to $1.3 billion.

The commitments of each lender to make loans to us are several and not joint under our senior revolving credit facility. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the credit facility. The commitments are from a diverse syndicate of 22 lenders. At March 31, 2010, no single lender’s commitment represented more than 10% of the total commitments.

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisitions and drilling activities and the operational performance of our producing properties. We use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of increases in oil or gas prices above the maximum fixed amount specified in the derivative agreement. Further, we become subject to the credit risk of the counterparties to these agreements when the price of oil and natural gas decreases below the floor specified in the derivative agreement. See Item 3 – Quantitative and Qualitative Disclosures About Market Risk. The level of derivative activity depends on our view of market conditions, available derivative prices and our operating strategy.

Our 2010 capital budget is approximately $1.2 billion, including capitalized interest and general and administrative expense. We intend to fund our 2010 capital budget from internally generated funds, cash on hand, and borrowings under our senior revolving credit facility.

We believe that we have sufficient liquidity through our forecasted cash flow from operations and borrowing capacity under our senior revolving credit facility to meet our short-term and long-term normal recurring operating needs, derivative obligations, debt service obligations, contingencies and anticipated capital expenditures. We have no near-term debt maturities. At March 31, 2010, our senior revolving credit facility has no amounts outstanding and matures on November 6, 2012. The next maturity of our senior notes will occur on June 15, 2015.

Working Capital

At March 31, 2010, we had a working capital deficit of approximately $253.0 million. We generally have a working capital deficit because we use excess cash to pay down borrowings under our senior revolving credit facility. Our working capital fluctuates for various reasons, including the fair value of our commodity derivative instruments and stock appreciation rights.

Financing Activities

Our borrowing base under our senior revolving credit facility was $1.13 billion, $1.129 billion of which was available at March 31, 2010. Our borrowing base was adjusted from $1.22 billion to $1.13 billion in recognition of our issuance of the 7 5/8% Senior Notes due 2020 in March 2010. On April 12, 2010, we entered into an amendment to our senior revolving credit facility. The amendment increased the borrowing base to $1.3 billion from $1.13 billion. In addition, the amendment allows us to increase our investments in certain subsidiaries and joint ventures. Our senior revolving credit facility contains a $250 million limit on letters of credit, a $50 million commitment for swingline loans and matures on November 6, 2012. As of March 31, 2010, we had $1.2 million in letters of credit outstanding.

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

Our senior revolving credit facility is secured by 100% of the shares of stock in certain of our domestic and 65% of certain foreign subsidiaries and mortgages covering at least 75% of the total present value of our domestic oil and gas properties. Our senior revolving credit facility contains negative covenants that limit our ability, as well as the ability of our restricted subsidiaries to, among other things, incur additional debt, pay dividends on stock, make distributions of cash or property, change the nature of our business or operations, redeem stock or redeem subordinated debt, make investments, create liens, enter into leases, sell assets, sell capital stock of subsidiaries, guarantee other indebtedness, enter into agreements that restrict dividends from subsidiaries, enter into certain types of swap agreements, enter into take-or-pay or other prepayment arrangements, merge or consolidate and enter into transactions with affiliates. In addition, we are required to maintain a ratio of debt to EBITDAX (as defined) of no greater than 4.25 to 1.

In March 2010, we issued $300 million of 7 5/8% Senior Notes due 2020 which were sold to the public at par. We received approximately $294 million of net proceeds, after deducting the underwriting discount and offering expenses. We used the net proceeds to reduce indebtedness outstanding under our senior revolving credit facility and for general corporate purposes. We may redeem all or part of the 7 5/8% Senior Notes on or after April 1, 2015 at specified redemption prices and prior to such date at a “make-whole” redemption price. In addition, prior to April 1, 2013 we may, at our option, redeem up to 35% of the 7 5/8% Senior Notes with the proceeds of certain equity offerings. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the 7 5/8% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

The 7 5/8% Senior Notes are general unsecured senior obligations. They are jointly and severally guaranteed on a full and unconditional basis by certain of our existing domestic subsidiaries. In the future, the guarantees may be released or terminated under certain circumstances. These 7 5/8% Senior Notes rank senior in right of payment to all of our existing and future subordinated indebtedness; pari passu in right of payment with any of our existing and future unsecured indebtedness that is not by its terms subordinated to the 7 5/8% Senior Notes; effectively junior to our existing and future secured indebtedness, including indebtedness under our senior revolving credit facility, to the extent of our assets constituting collateral securing that indebtedness; and effectively subordinate to all existing and future indebtedness and other liabilities (other than indebtedness and liabilities owed to us) of our non-guarantor subsidiaries.

Cash Flows

	Three Months Ended March 31,
	2010	2009
	(in millions)
Cash provided by (used in):
Operating activities	$221.8	$(29.4)
Investing activities	(227.5)	872.0
Financing activities	64.7	(973.0)

Net cash provided by operating activities was $221.8 million for the first quarter of 2010 compared to net cash used in operating activities of $29.4 million for the first quarter of 2009. The increase primarily reflects higher operating income in 2010 as a result of higher commodity prices. Additionally, cash used in operations in 2009 included income tax payments related to 2008 taxable income.

Net cash used in investing activities of $227.5 million in 2010 primarily reflects additions to oil and gas properties of $267.0 million, offset by a $51.1 million cash inflow associated with an adjustment to the final settlement of the $1.1 billion payment to Chesapeake Energy Corporation in September 2009 related to the prepayment of the Haynesville drilling carry. Net cash provided by investing activities of $872.0 million in 2009 primarily reflects derivative settlements received of $1.3 billion, partially offset by additions to oil and gas properties of $416.4 million.

Net cash provided by financing activities of $64.7 million in 2010 primarily reflects proceeds from the $300 million offering of 7 5/8 % Senior Notes partially offset by the net reduction in borrowings under our senior revolving credit facility of $230.0 million. Net cash used in financing activities of $973.0 million in 2009 primarily reflects the $1.3 billion net reduction in borrowings under our senior revolving credit facility partially offset by proceeds from the $365 million offering of 10% Senior Notes.

Stock Repurchase Program

In December 2007, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. We currently have $695.8 million in authorized repurchases remaining under the program.

Critical Accounting Policies and Estimates

Management makes many estimates and assumptions in the application of generally accepted accounting principles that may have a material impact on our consolidated financial statements and related disclosures and on the comparability of this information over different reporting periods. All of these estimates and assumptions affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Estimates and assumptions are based on information available prior to the issuance of the financial statements. Changes in facts and circumstances or discovery of new information may result in revised estimates and actual results may differ from these estimates. Critical accounting policies related to oil and gas reserves, impairments of oil and gas properties, oil and natural gas properties not subject to amortization, DD&A, commodity pricing and risk management activities, stock based compensation, allocation of purchase price in business combinations and goodwill are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In February 2010, the FASB issued authoritative guidance on subsequent events that removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This guidance was effective upon issuance. The adoption of the subsequent events standard did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance for improving financial reporting by enterprises involved with variable interest entities. This guidance eliminates the exemption for qualifying special purpose entities, includes a new approach for determining who should consolidate a variable interest entity, and presents changes as to when it is necessary to reassess who should consolidate a variable interest entity. The guidance is effective for fiscal years beginning after November 15, 2009, and for interim periods within that first annual reporting period. We adopted the provisions of this standard effective January 1, 2010, and it did not have a significant impact on our consolidated financial position, results of operations or cash flows.

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

All forward-looking statements in this report are made as of the date hereof, and you should not place undue reliance on these statements without also considering the risks and uncertainties associated with these statements and our business that are discussed in this report and our other filings with the SEC. Moreover, although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. We do not intend to update these forward-looking statements and information except as required by law. See our filings with the SEC, including Item 1A – Risk Factors and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2009 for additional discussion of risks and uncertainties.

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

See Note 3 – Commodity Derivative Contracts and Note 4 – Fair Value Measurement of Assets and Liabilities to the consolidated financial statements for a discussion of our derivative activities and fair value measurements.

In April 2010, we entered into crude oil put option spread contracts and crude oil three-way collars for a portion of our 2011 and 2012 production volumes. As of April 30, 2010, we have the following outstanding commodity derivative contracts, all of which settle monthly and none of which were designated as hedging instruments:

Period	Instrument Type	Daily Volumes	Average Price (1)	Average Deferred Premium	Index
Sales of Crude Oil Production
2010
Apr - Dec	Put options	40,000 Bbls	$55.00 Strike price	$5.00 per Bbl (2)	WTI
2011
Jan - Dec	Put options (3)	31,000 Bbls	$80.00 Floor with a $60.00 Limit	$5.023 per Bbl	WTI
Jan - Dec	Three-way collars (4)	9,000 Bbls	$80.00 Floor with a $60.00 Limit $110.00 Ceiling	$1.00 per Bbl	WTI
2012
Jan - Dec	Put options (3)	40,000 Bbls	$80.00 Floor with a $60.00 Limit	$6.087 per Bbl	WTI
Sales of Natural Gas Production
2010
Apr - Dec	Three-way collars (5)	85,000 MMBtu	$6.12 Floor with a $4.64 Limit $8.00 Ceiling	$0.034 per MMBtu	Henry Hub

(1)	The average strike prices do not reflect the cost to purchase the put options or collars.
(2)	In addition to the deferred premium, a premium averaging $3.86 per barrel was paid upon entering into these derivative contracts.
(3)

If the index price is less than the $80 per barrel floor, we receive the difference between the $80 per barrel floor and the index price up to a maximum of $20 per barrel less the option premium. If the index price is at or above $80 per barrel, we pay only the option premium.

(4)

If the index price is less than the $80 per barrel floor, we receive the difference between the $80 per barrel floor and the index price up to a maximum of $20 per barrel less the option premium. We pay the difference between the index price and $110 per barrel plus the option premium if the index price is greater than the $110 per barrel ceiling. If the index price is at or above $80 per barrel but at or below $110 per barrel, we pay only the option premium.

(5)

If the index price is less than the $6.12 per MMBtu floor, we receive the difference between the $6.12 per MMBtu floor and the index price up to a maximum of $1.48 per MMBtu less the option premium. We pay the difference between the index price and $8.00 per MMBtu plus the option premium if the index price is greater than the $8.00 ceiling.

The fair value of outstanding 2010 crude oil and natural gas commodity derivative instruments at March 31, 2010 and the change in fair value that would be expected from a 10% price increase/decrease is shown below (in millions):

	Fair Value Asset	Effect of 10%
		Price Increase	Price Decrease
Crude oil put options	$3	$(2)	$4
Natural gas collars	29	(3)	2

	$32	$(5)	$6

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

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of March 31, 2010 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6 – Exhibits

Exhibit No.	Description

4.1

Eleventh Supplemental Indenture, dated as of March 29, 2010, to Indenture, dated March 13, 2007, among Plains Exploration & Production Company, the subsidiary guarantors parties thereto and Wells Fargo Bank, N.A., as trustee (including form of the Notes) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 29, 2010, File No. 1-31470).

4.2

Amendment No. 5 to Amended and Restated Credit Agreement, dated as of April 12, 2010, among Plains Exploration & Production Company, as borrower, each of the lenders that is a signatory thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 12, 2010, File No. 1-31470).

31.1*	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith

Items 1, 1A, 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY

Date: May 6, 2010
	By:	/s/ Winston M. Talbert
Winston M. Talbert Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1

Eleventh Supplemental Indenture, dated as of March 29, 2010, to Indenture, dated March 13, 2007, among Plains Exploration & Production Company, the subsidiary guarantors parties thereto and Wells Fargo Bank, N.A., as trustee (including form of the Notes) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 29, 2010, File No. 1-31470).

4.2

Amendment No. 5 to Amended and Restated Credit Agreement, dated as of April 12, 2010, among Plains Exploration & Production Company, as borrower, each of the lenders that is a signatory thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 12, 2010, File No. 1-31470).

31.1*	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith