Form 10-K/A
period 2009-12-31
PLAINS EXPLORATION & PRODUCTION CO
filed 2010-09-01
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Plains Exploration & Production Company, or PXP, is filing this Amendment No. 1 to our Form 10-K for the year ended December 31, 2009 originally filed with the Securities and Exchange Commission on February 25, 2010, or the 2009 Form 10-K, solely for the purpose of filing revised reports from one of our third-party petroleum engineering firms. The reports from Ryder Scott Company, L.P., or Ryder Scott, were filed as Exhibit 99.3 and 99.4 to the 2009 Form 10-K. In addition to the revised reports being filed as Exhibit 99.3 and 99.4, we are including in this Form 10-K/A a consent from Ryder Scott in Exhibit 23.3 and certifications of our principal executive officer and principal financial officer in Exhibit 31.1 and 31.2.

No item of or disclosures appearing in our 2009 Form 10-K are affected by this filing other than the exhibits described above. This report on Form 10-K/A is presented as of the filing date of the 2009 Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (3) Exhibits

Exhibit Number	Description

23.3*	Consent of Ryder Scott Company, L.P.

31.1*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer.

99.3*	Report of Ryder Scott Company, L.P., Certain Gulf of Mexico Properties.

99.4*	Report of Ryder Scott Company, L.P., Panhandle Properties.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY

Date: September 1, 2010	/s/ Winston M. Talbert
Winston M. Talbert, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

23.3*	Consent of Ryder Scott Company, L.P.

31.1*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer.

99.3*	Report of Ryder Scott Company, L.P., Certain Gulf of Mexico Properties.

99.4*	Report of Ryder Scott Company, L.P., Panhandle Properties.

*	Filed herewith.