Form 10-Q
period 2010-09-30
PLAINS EXPLORATION & PRODUCTION CO
filed 2010-11-05
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

140.1 million shares of Common Stock, $0.01 par value, issued and outstanding at October 29, 2010.

PLAINS EXPLORATION & PRODUCTION COMPANY

(i)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$11,708	$1,859
Accounts receivable	227,222	258,585
Commodity derivative contracts	9,304	11,952
Inventories	21,471	19,934
Prepaid expenses	36,805	11,586
Other current assets	6,582	2,719

	313,092	306,635

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	10,161,418	9,044,146
Not subject to amortization	2,952,846	3,279,537
Other property and equipment	128,455	125,667

	13,242,719	12,449,350
Less allowance for depreciation, depletion, amortization and impairment	(6,044,294)	(5,616,628)

	7,198,425	6,832,722

Goodwill	535,223	535,237

Commodity Derivative Contracts	7,416	-

Other Assets	73,013	60,137

	$8,127,169	$7,734,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$209,402	$248,454
Commodity derivative contracts	16,925	59,176
Royalties and revenues payable	66,785	78,590
Interest payable	58,713	45,743
Deferred income taxes	18,418	153,473
Other current liabilities	68,095	97,115

	438,338	682,551

Long-Term Debt	2,803,475	2,649,689

Other Long-Term Liabilities
Asset retirement obligation	230,604	214,231
Other	23,114	55,531

	253,718	269,762

Deferred Income Taxes	1,242,864	933,748

Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common stock, $0.01 par value, 250.0 million shares authorized, 143.9 million shares issued at September 30, 2010 and December 31, 2009	1,439	1,439
Additional paid-in capital	3,414,353	3,381,566
Retained earnings	169,062	51,204
Treasury stock, at cost, 3.8 million shares and 4.5 million shares at September 30, 2010 and December 31, 2009, respectively	(196,080)	(235,228)

	3,388,774	3,198,981

	$8,127,169	$7,734,731

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Oil sales	$276,423	$249,619	$828,690	$625,822
Gas sales	110,510	62,428	305,927	192,233
Other operating revenues	890	141	1,849	1,326

	387,823	312,188	1,136,466	819,381

Costs and Expenses
Lease operating expenses	67,668	60,276	187,707	194,564
Steam gas costs	17,146	10,956	52,166	37,425
Electricity	10,093	10,585	31,242	33,895
Production and ad valorem taxes	9,082	7,917	21,357	29,995
Gathering and transportation expenses	15,311	10,349	37,642	25,667
General and administrative	34,278	36,419	101,969	111,066
Depreciation, depletion and amortization	133,207	101,755	379,410	280,691
Impairment of oil and gas properties	-	-	59,475	-
Accretion	4,420	3,541	13,238	10,628
Legal recovery	-	-	(8,423)	(87,272)
Other operating (income) expense	(467)	(4,403)	(4,981)	1,553

	290,738	237,395	870,802	638,212

Income from Operations	97,085	74,793	265,664	181,169
Other (Expense) Income
Interest expense	(26,514)	(16,355)	(75,606)	(54,287)
Debt extinguishment costs	(461)	(1,183)	(1,189)	(12,093)
(Loss) gain on mark-to-market derivative contracts	(42,600)	14,795	23,240	13,217
Other income	1,704	569	14,245	761

Income Before Income Taxes	29,214	72,619	226,354	128,767
Income tax benefit (expense)
Current	75,169	(21,696)	67,759	(33,757)
Deferred	(85,535)	(11,597)	(171,362)	(6,837)

Net Income	$18,848	$39,326	$122,751	$88,173

Earnings per Share
Basic	$0.13	$0.30	$0.87	$0.74
Diluted	$0.13	$0.30	$0.87	$0.73
Weighted Average Shares Outstanding
Basic	140,601	131,701	140,304	119,288

Diluted	141,609	132,725	141,706	120,003

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of dollars)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$122,751	$88,173
Items not affecting cash flows from operating activities
Depreciation, depletion and amortization	379,410	280,691
Impairment of oil and gas properties	59,475	-
Accretion	13,238	10,628
Deferred income tax expense	171,362	6,837
Debt extinguishment costs	1,189	12,093
Gain on mark-to-market derivative contracts	(23,240)	(13,217)
Noncash compensation	36,356	47,816
Other noncash items	2,467	4,479
Change in assets and liabilities from operating activities
Accounts receivable and other assets	13,915	29,586
Accounts payable and other liabilities	(39,396)	(31,009)
Income taxes receivable/payable and prepaid	(60,355)	(126,191)

Net cash provided by operating activities	677,172	309,886

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(805,744)	(1,242,698)
Acquisition of oil and gas properties	35,350	(1,137,142)
Proceeds from sales of oil and gas properties	6,350	-
Derivative settlements	(23,546)	1,457,232
Additions to other property and equipment	(7,115)	(12,167)
Other	-	162

Net cash used in investing activities	(794,705)	(934,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facilities	1,486,610	2,315,090
Repayments of revolving credit facilities	(1,636,610)	(3,545,090)
Proceeds from issuance of Senior Notes	300,000	916,439
Costs incurred in connection with financing arrangements	(22,649)	(19,441)
Derivative settlements	-	1,392
Issuance of common stock	-	648,035
Other	31	28

Net cash provided by financing activities	127,382	316,453

Net increase (decrease) in cash and cash equivalents	9,849	(308,274)
Cash and cash equivalents, beginning of period	1,859	311,875

Cash and cash equivalents, end of period	$11,708	$3,601

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(share and dollar amounts in thousands)

			Additional Paid-in Capital	Retained Earnings
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance at December 31, 2009	143,924	$1,439	$3,381,566	$51,204	(4,512)	$(235,228)	$3,198,981
Net income	-	-	-	122,751	-	-	122,751
Restricted stock awards	-	-	66,998	-	-	-	66,998
Issuance of treasury stock for restricted stock awards and other	-	-	(34,211)	(4,756)	729	38,981	14
Exercise of stock options and other	-	-	-	(137)	3	167	30

Balance at September 30, 2010	143,924	$1,439	$3,414,353	$169,062	(3,780)	$(196,080)	$3,388,774

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

Our consolidated financial statements include the accounts of all our wholly owned subsidiaries. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year statements to conform to the current year presentation. All adjustments, consisting only of normal recurring adjustments that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. The results of our operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Asset Retirement Obligation. The following table reflects the changes in our asset retirement obligation during the nine months ended September 30, 2010 (in thousands):

Asset retirement obligation - December 31, 2009	$221,367
Settlements	(3,231)
Accretion expense	13,238
Additions	4,140

Asset retirement obligation - September 30, 2010 (1)	$235,514

(1) $4.9 million is included in other current liabilities.

Earnings Per Share. For the three and nine months ended September 30, 2010 and 2009, the weighted average shares outstanding for computing basic and diluted earnings per share were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Weighted average common shares outstanding - basic	140,601	131,701	140,304	119,288
Unvested restricted stock, restricted stock units and stock options	1,008	1,024	1,402	715

Weighted average common shares outstanding - diluted	141,609	132,725	141,706	120,003

In the three months ended September 30, 2010 and 2009, 3.2 million and 2.6 million restricted stock units, respectively, and in the nine months ended September 30, 2010 and 2009, 2.0 million and 3.0 million restricted stock units, respectively, were excluded in computing diluted earnings per share because they were antidilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method. In computing earnings per share, no adjustments were made to reported net income.

Inventories. Oil inventories are carried at the lower of the cost to produce or market value, and materials and supplies inventories are stated at the lower of cost or market with cost determined on an average cost method. At September 30, 2010 and December 31, 2009, our inventories consisted of (in thousands):

	September 30, 2010	December 31, 2009
Oil	$6,727	$6,488
Materials and supplies	14,744	13,446

	$21,471	$19,934

Oil and Natural Gas Properties Not Subject to Amortization. The cost of unproved oil and natural gas properties is excluded from amortization until the properties are evaluated. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. Unproved properties are assessed periodically, at least annually, to determine whether impairment has occurred. We assess properties on an individual basis or as a group if properties are individually insignificant. The assessment considers the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization and impairment of oil and gas properties. The transfer of costs into the amortization base involves a significant amount of judgment and may be subject to changes over time based on our drilling plans and results, geological and geophysical evaluations, the assignment of proved reserves, availability of capital, and other factors. The timing of these transfers into our amortization base impacts our depreciation, depletion, and amortization, or DD&A, rate and full cost ceiling test.

Impairments of Oil and Gas Properties. Under the SEC’s full cost accounting rules, we review the carrying value of our oil and gas properties each quarter. Under these rules, for each cost center, capitalized costs of oil and gas properties (net of accumulated depreciation, depletion, amortization and related deferred income taxes) may not exceed a “ceiling” equal to:

•	the present value, discounted at 10%, of estimated future net cash flows from proved oil and gas reserves, net of estimated future income taxes; plus

•	the cost of unproved properties not being amortized; plus

•	the lower of cost or estimated fair value of unproved properties included in the costs being amortized (net of related tax effects).

The ceiling limitation is applied separately for each country. During the second quarter of 2010, we completed our interpretation of seismic and drilling data from our two offshore Vietnam exploratory wells and decided not to pursue additional exploratory activities in this area. As described under Oil and Natural Gas Properties Not Subject to Amortization, the costs related to the Vietnam oil and gas properties were transferred to our Vietnam full cost pool where they were subject to the ceiling test limitation described under Impairments of Oil and Gas Properties. Because our Vietnam full cost pool has no associated proved oil and gas reserves, we recorded a non-cash pre-tax impairment charge of $59.5 million. We also recorded a corresponding tax benefit of $23.0 million.

Given the volatility of oil and gas prices, it is likely that our estimate of discounted future net revenues from proved oil and gas reserves will change in the near term. If oil and gas prices decline in the future, impairments of our oil and gas properties could occur. Impairments required by these rules do not impact our cash flows from operating activities.

Goodwill. In a purchase transaction, goodwill represents the excess of the purchase price plus the liabilities assumed (including deferred income taxes recorded in connection with the transaction) over the fair value of the net assets acquired. At September 30, 2010, goodwill totaled $535 million and represented approximately 7% of our total assets.

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

We perform our goodwill impairment test annually as of December 31. We also perform interim goodwill impairment tests if events occur or circumstances change that would indicate the fair value of our reporting unit may be below its carrying amount. Due to adverse market conditions affecting the oil and gas industry in the second quarter of 2010, we performed an interim goodwill impairment test as of June 30, 2010. Based on that test, we concluded that the fair value of the reporting unit exceeded the carrying value of the reporting unit by 13%; therefore, the second step of the goodwill impairment test was not required. We did not perform a goodwill impairment test in the third quarter of 2010 as market conditions improved.

Events affecting oil and gas prices may cause a decrease in the fair value of the reporting unit, and we could have an impairment of our goodwill in future periods. An impairment of goodwill could significantly reduce earnings during the period in which the impairment occurs and would result in a corresponding reduction to goodwill and stockholders’ equity.

Stock-Based Compensation. Stock-based compensation for the three and nine months ended September 30, 2010 and 2009 was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock-based compensation included in:
General and administrative expenses	$12,039	$13,782	$34,960	$43,696
Lease operating expenses	1,362	1,468	1,396	4,120
Oil and natural gas properties	3,635	4,233	10,598	12,505

Total stock-based compensation	$17,036	$19,483	$46,954	$60,321

During the first nine months of 2010, we granted 1.6 million restricted stock units, or RSUs, at an average fair value of $31.23 per share and 857 thousand stock appreciation rights with an average exercise price of $31.41 per share.

Certain RSUs were classified as liability awards at December 31, 2009 because we did not have sufficient shares available for issuance under our stock compensation plans. In May 2010, we received stockholder approval for our 2010 Incentive Award Plan, which increased the available shares. As a result, these RSUs are now classified as equity awards in our balance sheet and no longer require revaluation each period.

Comprehensive Income. When we acquired Pogo Producing Company, or Pogo, on November 6, 2007, we assumed responsibility for a defined benefit pension plan for Pogo employees. In May 2009, we terminated the plan and recognized in income the remaining balance in accumulated other comprehensive loss. The pension liability adjustment net of related tax benefit for the nine months ended September 30, 2009 was $684 thousand. Comprehensive income for the nine months ended September 30, 2009 was $88.9 million.

Recent Accounting Pronouncements. In June 2009, the Financial Accounting Standards Board issued authoritative guidance for improving financial reporting by enterprises involved with variable interest entities. This guidance eliminates the exemption for qualifying special purpose entities, includes a new approach for determining who should consolidate a variable interest entity, and presents changes as to when it is necessary to reassess who should consolidate a variable interest entity. The guidance is effective for fiscal years beginning after November 15, 2009, and for interim periods within that first annual reporting period. We adopted the provisions of this standard effective January 1, 2010, and it did not have a significant impact on our financial position, results of operations or cash flows.

Note 2—Long-Term Debt

At September 30, 2010 and December 31, 2009, long-term debt consisted of (in thousands):

	September 30, 2010	December 31, 2009

Senior revolving credit facility	$80,000	$230,000
7 3/4% Senior Notes due 2015	600,000	600,000
10% Senior Notes due 2016 (1)	529,683	526,222
7% Senior Notes due 2017	500,000	500,000
7 5/8% Senior Notes due 2018	400,000	400,000
8 5/8% Senior Notes due 2019 (2)	393,792	393,467
7 5/8% Senior Notes due 2020	300,000	-

	$2,803,475	$2,649,689

(1) The amount is net of unamortized discount of $35.3 million and $38.8 million at September 30, 2010 and December 31, 2009, respectively.
(2) The amount is net of unamortized discount of $6.2 million and $6.5 million at September 30, 2010 and December 31, 2009, respectively.

Senior Revolving Credit Facility. In August 2010, we entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto, which amended and restated our senior revolving credit facility. The aggregate commitments of the lenders under our senior revolving credit facility are $1.4 billion with an initial borrowing base of $1.6 billion. The borrowing base will be redetermined on an annual basis, with us and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on our oil and gas properties, reserves, other indebtedness and other relevant factors. Additionally, our senior revolving credit facility contains a $250 million limit on letters of credit, a $50 million commitment for swingline loans and matures on August 3, 2015. At September 30, 2010, we had $1.4 million in letters of credit outstanding under our senior revolving credit facility.

Amounts borrowed under our senior revolving credit facility bear an interest rate, at our election, equal to either: (i) the Eurodollar rate, which is based on LIBOR, plus an additional variable amount ranging from 1.75% to 2.75%; (ii) a variable amount ranging from 0.75% to 1.75% plus the greater of (1) the prime rate, as determined by JPMorgan Chase Bank, (2) the federal funds rate, plus  1/2 of 1%, and (3) the adjusted LIBOR plus 1%; or (iii) the over-night federal funds rate plus an additional variable amount ranging from 1.75% to 2.75% for swingline loans. The additional variable amount of interest payable on outstanding borrowings is based on the utilization rate as a percentage of the total amount of funds borrowed under our senior revolving credit facility to the borrowing base. Letter of credit fees under our senior revolving credit facility are based on the utilization rate and range from 1.75% to 2.75%. Commitment fees are 0.50% of the amount available for borrowing.

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

Short-term Credit Facility. We have an uncommitted short-term unsecured credit facility, or short-term facility, under the terms of which we may make borrowings from time to time until June 1, 2011, not to exceed at any time the maximum principal amount of $75.0 million. No advance under the short-term facility may have a term exceeding fourteen days and all amounts outstanding are due and payable no later than June 1, 2011. Each advance under the short-term facility shall bear interest at a rate per annum mutually agreed on by the bank and us.

We actively borrow under our short-term facility to fund our working capital needs. The funding requirements are typically generated due to the timing differences between payments and receipts associated with our oil and gas production. We generally pay off the short-term facility with receipts from the sales of our oil and gas production or borrowings under our senior revolving credit facility. No amounts were outstanding under the short-term facility at September 30, 2010.

7 5/8% Senior Notes. In March 2010, we issued $300 million of 7 5/8% Senior Notes due 2020, or the 7 5/8% Senior Notes, which were sold to the public at par. We received approximately $294 million of net proceeds, after deducting the underwriting discount and offering expenses. We used the net proceeds to reduce indebtedness outstanding under our senior revolving credit facility and for general corporate purposes. We may redeem all or part of the 7 5/8% Senior Notes on or after April 1, 2015 at specified redemption prices and prior to such date at a “make-whole” redemption price. In addition, prior to April 1, 2013 we may, at our option, redeem up to 35% of the 7 5/8% Senior Notes with the proceeds of certain equity offerings. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the 7 5/8% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

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

Subsequent Event

In October 2010, we entered into Consent and Amendment No. 1 to our Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto, or the First Amendment, which amends our senior revolving credit facility entered into in August 2010. The First Amendment amends the senior revolving credit facility to permit our acquisition and ownership of the common stock of McMoRan Exploration Company, or MMR, pursuant to the Agreement and Plan of Merger, dated September 19, 2010. See Note 7 – Divestment of Gulf of Mexico Properties. Under the First Amendment, the lenders party thereto also consent to the transactions contemplated by the Agreement and Plan of Merger. The other terms and conditions of the senior revolving credit facility remain substantially the same, including our borrowing base.

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

See Note 4 – Fair Value Measurements of Assets and Liabilities, for additional discussion on the fair value measurement of our derivative contracts.

As of September 30, 2010, we had the following outstanding commodity derivative contracts, all of which settle monthly:

Period	Instrument Type	Daily Volumes	Average Price (1)	Average Deferred Premium	Index
Sales of Crude Oil Production
2010
Oct - Dec	Put options	40,000 Bbls	$55.00 Strike price	$5.00 per Bbl (2)	WTI
2011
Jan - Dec	Put options (3)	31,000 Bbls	$80.00 Floor with a $60.00 Limit	$5.023 per Bbl	WTI
Jan - Dec	Three-way collars (4)	9,000 Bbls	$80.00 Floor with a $60.00 Limit	$1.00 per Bbl	WTI
$110.00 Ceiling
2012
Jan - Dec	Put options (3)	40,000 Bbls	$80.00 Floor with a $60.00 Limit	$6.087 per Bbl	WTI

Sales of Natural Gas Production
2010
Oct - Dec	Three-way collars (5)	85,000 MMBtu	$6.12 Floor with a $4.64 Limit	$0.034 per MMBtu	Henry Hub
$8.00 Ceiling

(1)	The average strike prices do not reflect the cost to purchase the put options or collars.
(2)	In addition to the deferred premium, an upfront payment of $3.86 per barrel was paid upon entering into these derivative contracts.
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

Balance Sheet

At September 30, 2010 and December 31, 2009, we had the following outstanding commodity derivative contracts recorded in our balance sheets (in thousands):

		Estimated Fair Value
Instrument Type	Balance Sheet Classification	September 30, 2010	December 31, 2009
Crude oil puts	Commodity derivative contracts - current assets	$42,065	$15,173
Crude oil collars	Commodity derivative contracts - current assets	8,381	-
Natural gas collars	Commodity derivative contracts - current assets	11,279	14,312
Crude oil puts	Commodity derivative contracts - non-current assets	107,776	-
Crude oil collars	Commodity derivative contracts - non-current assets	1,732	-

Total derivative instruments		$171,233	$29,485

The following table provides supplemental information to reconcile the fair value of our derivative contracts to our balance sheets at September 30, 2010 and December 31, 2009, considering the deferred premiums, accrued interest and related settlement payable amounts which are not included in the fair value amounts disclosed in the table above (in thousands):

	September 30, 2010	December 31, 2009
Net fair value asset	$171,233	$29,485
Deferred premium and accrued interest on derivative contracts	(165,438)	(73,305)
Settlement payable	(6,000)	(3,404)

Net commodity derivative liability	$(205)	$(47,224)

Commodity derivative contracts - current asset	$9,304	$11,952
Commodity derivative contracts - non-current asset	7,416	-
Commodity derivative contracts - current liability	(16,925)	(59,176)

	$(205)	$(47,224)

We present the fair value of our derivative contracts on a net basis where the right of offset is provided for in our counterparty agreements.

Income Statement

During the three and nine months ended September 30, 2010 and 2009, pre-tax amounts recognized in our income statements were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

(Loss) gain on mark-to-market derivative contracts	$(42,600)	$14,795	$23,240	$13,217

Cash Payments and Receipts

During the nine months ended September 30, 2010 and 2009, cash (payments) receipts for derivatives were as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Oil derivatives
Settlements	$(50,257)	$150,394
Monetization of crude oil puts and swaps	-	1,074,361
Natural gas derivatives	26,711	233,869

	$(23,546)	$1,458,624

Credit Risk

We generally do not require collateral or other security to support derivative instruments subject to credit risk. However, the agreements with each of the counterparties to our derivative instruments contain netting provisions within the agreements. If a default occurs under the agreements, the non-defaulting party can offset the amount payable to the defaulting party under the derivative contracts with the amount due from the defaulting party under the derivative contracts. As a result of the netting provisions under the agreements, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. The maximum amount of loss due to credit risk that we would have incurred if all the counterparties to our derivative contracts failed to perform according to the terms of the derivative contracts at September 30, 2010 was $13.1 million.

Contingent Features

As of September 30, 2010, the counterparties to our commodity derivative contracts consist of nine financial institutions. Our counterparties or their affiliates are generally also lenders under our senior revolving credit facility. As a result, the counterparties to our derivative agreements share in the collateral supporting our senior revolving credit facility. Therefore, we are not generally required to post additional collateral under our derivative agreements.

Certain of our derivative agreements contain cross default and acceleration provisions relative to our material debt agreements. If we were to default on any of our material debt agreements, it would be a violation of these provisions, and the counterparties to our derivative agreements could request immediate payment on derivative instruments that are in a net liability position at that time. As of September 30, 2010, we were in a net liability position with two of the counterparties to our derivative instruments, totaling $13.2 million.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our commodity derivative instruments are recorded at fair value on a recurring basis in our balance sheet with changes in fair value recorded in our income statement. The following table presents, for each fair value hierarchy level, our commodity derivative assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010
Crude oil puts	$149,841	$-	$149,841	$-
Crude oil collars	10,113	-	10,113	-
Natural gas collars	11,279	-	-	11,279

	$171,233	$-	$159,954	$11,279

December 31, 2009
Crude oil puts	$15,173	$-	$15,173	$-
Natural gas collars	14,312	-	-	14,312

	$29,485	$-	$15,173	$14,312

(1)

Option premium and accrued interest of $165.4 million in 2010 and $73.3 million in 2009 and settlement payable of $6.0 million in 2010 and $3.4 million in 2009 are not included in the fair value of derivatives.

The fair value amounts of our derivative instruments are estimated using an option-pricing model, which uses various inputs including NYMEX price quotations, volatilities, interest rates and contract terms. We adjust the valuations from the model for credit quality, using the counterparties’ credit quality for asset balances and our credit quality for liability balances. For asset balances, we use the credit default swap value for counterparties when available or the spread between the risk-free interest rate and the yield on the counterparties’ publicly-traded debt for similar maturities. We consider the impact of netting agreements on counterparty credit risk, including whether the position with the counterparty is a net asset or net liability.

We classify derivatives that have identical assets or liabilities with quoted, unadjusted prices in active markets as Level 1. We classify derivatives as Level 2 if the inputs used in the valuation model are directly or indirectly observable for substantially the full term of the instrument; however, if the significant inputs are not observable for substantially the full term of the instrument, we classify those derivatives as Level 3. We determine whether the market for our derivative instruments is active or inactive based on transaction volume for such instruments and classify as Level 3 those instruments that are not actively traded. For these inputs, we utilize pricing and volatility information from other instruments with similar characteristics and extrapolate data between data points for thinly traded instruments. As of September 30, 2010, our crude oil put options and crude oil collars are classified as Level 2, and our natural gas collars are classified as Level 3 instruments. We determine the appropriate level for each financial asset and liability on a quarterly basis and recognize any transfers at the beginning of the reporting period.

The following table presents a reconciliation of changes in fair value of financial assets and liabilities classified as Level 3 for the nine months ended September 30, 2010 and 2009 (in thousands):

	Commodity Derivative Contracts (1)
	Nine Months Ended September 30,
	2010	2009
Fair value at beginning of period	$14,312	$1,790,718
Transfers (2)	-	(124,690)
Realized and unrealized gains included in earnings (3)	24,455	211,918
Purchases	-	1,038
Settlements	(27,488)	(1,799,998)

Fair value at end of period	$11,279	$78,986

Change in unrealized gains and losses relating to assets and liabilities held as of the end of the period (3)	$9,767	$29,494

(1)	Deferred option premiums and interest are not included in the fair value of derivatives.
(2)	During the first quarter of 2009, the inputs used to value our $55 crude put options were directly or indirectly observable and our $55 crude puts were transferred to Level 2.
(3)	Realized and unrealized gains included in earnings for the period are reported as (loss) gain on mark-to-market derivative contracts in our income statement.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Nonfinancial assets and liabilities, such as goodwill and other property and equipment, are measured at fair value on a nonrecurring basis upon impairment; however, we have no material assets or liabilities that are reported at fair value on a nonrecurring basis in our balance sheet.

Fair Value of Other Financial Instruments

Authoritative guidance on financial instruments requires certain fair value disclosures, such as those on our long-term debt, to be presented in both interim and annual reports. The estimated fair value amounts of financial instruments have been determined using available market information and valuation methodologies described below.

The carrying values of items comprising of current assets and current liabilities approximate fair value due to the short-term maturities of these instruments. Derivative financial instruments included in our balance sheet are stated at fair value; however, certain of our derivative financial instruments have a deferred premium, including our crude oil put option contracts, crude oil collars and natural gas collars. The deferred premium reduces the asset or increases the liability depending on the fair value of the derivative financial instrument.

The carrying value of our senior revolving credit facility approximates fair value, as interest rates are variable, based on prevailing market rates. The fair value of our Senior Notes is based on quoted market prices from trades of such debt.

The following table presents the carrying amounts and fair values of our other financial instruments as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current Liability
Deferred premium and accrued interest on derivative contracts	$63,345	$63,345	$73,305	$73,305
Non-Current Liability
Deferred premium and accrued interest on derivative contracts	102,093	102,093	-	-
Long-Term Debt
Senior revolving credit facility	80,000	80,000	230,000	230,000
7 3/4% Senior Notes	600,000	629,250	600,000	610,500
10% Senior Notes	529,683	644,100	526,222	618,675
7% Senior Notes	500,000	512,500	500,000	491,250
7 5/8% Senior Notes	400,000	420,000	400,000	409,000
8 5/8% Senior Notes	393,792	437,000	393,467	411,000
7 5/8% Senior Notes	300,000	314,625	-	-

Note 5—Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any significant unusual or infrequently occurring items which are recorded in the period that the specific item occurs. For the three months ended September 30, 2010, income tax expense was approximately 35% of pre-tax income, and for the nine months ended September 30, 2010, income tax expense was approximately 46% of pretax income. These effective tax rates include the effects of estimated annual permanent differences, including expenses that are not deductible because of Internal Revenue Service, or IRS, limitations and state income taxes. Specific items affecting income tax expense for the nine months ended September 30, 2010 primarily included: (1) a tax benefit related to the impairment of our Vietnam oil and gas properties, (2) a reduction in tax benefits for the special deduction related to domestic production caused by the carryback of certain tax losses, (3) adjustments to deferred taxes for differences in the reporting of stock-based compensation expense for financial statement and income tax reporting purposes and (4) a reduction to our balance of unrecognized tax benefits as a result of the effective settlement of uncertain tax positions related to IRS audits for tax years 2003 and 2004.

During the three months ended September 30, 2010, we experienced unusual current tax benefit and deferred tax expense primarily as a result of tax refund claims attributable to reductions of alternative minimum tax preference items and acceleration of the deduction of certain depletable oil and gas costs on our 2009 tax return. These adjustments reflect refined estimates arrived at during the filing of our 2009 tax return in the third quarter of 2010.

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

In connection with the sale of certain properties offshore California in December 2004, we retained the responsibility for certain abandonment costs, including removing, dismantling and disposing of the existing offshore platforms. The present value of such abandonment costs, $61 million ($114 million undiscounted), is included in our asset retirement obligation as reflected on our balance sheet. In addition, we agreed to guarantee the performance of the purchaser with respect to the remaining abandonment obligations related to the properties (approximately $67 million). To secure its abandonment obligations, the purchaser of the properties is required to periodically deposit funds into an escrow account. At September 30, 2010, the escrow account had a balance of $14.6 million. The fair value of our guarantee at September 30, 2010 was $0.8 million and is included in other long-term liabilities in our balance sheet.

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

Note 7—Divestment of Gulf of Mexico Properties

On September 19, 2010, we, together with certain of our subsidiaries, entered into an agreement with MMR and certain of its subsidiaries to divest our interest in properties located in the Gulf of Mexico shallow water for a combination of cash and stock. We will receive $75 million in cash and 51 million shares of MMR common stock in exchange for our interest in all of our Gulf of Mexico leasehold located in less than 500 feet of water. The consummation of the transaction is subject to customary closing conditions and adjustments and the approval of MMR’s stockholders. The transaction will have an effective date of August 1, 2010 and is expected to close by year end 2010.

On September 20, 2010, we announced that the data room process for the planned Gulf of Mexico deepwater divestment is underway. The transaction is expected to close by year end 2010 or early 2011.

Note 8—Subsequent Event

In October 2010, we agreed to acquire interests in approximately 60,000 net acres in the Eagle Ford oil and gas condensate windows in South Texas for $578 million in cash. The Eagle Ford acquisition is expected to close during the fourth quarter 2010, subject to customary closing conditions and adjustments. We expect to fund the Eagle Ford acquisition under our senior revolving credit facility.

Note 9—Consolidating Financial Statements

We are the issuer of $600 million of 7 3/4% Senior Notes, $565 million of 10% Senior Notes, $500 million of 7% Senior Notes, $400 million of 7 5/8% Senior Notes, $400 million of 8 5/8% Senior Notes and $300 million of 7 5/8% Senior Notes as of September 30, 2010, which are jointly and severally guaranteed on a full and unconditional basis by certain of our existing domestic subsidiaries (referred to as “Guarantor Subsidiaries”). Certain of our subsidiaries do not guarantee the Senior Notes (referred to as “Non-Guarantor Subsidiaries”).

The following financial information presents consolidating financial statements, which include:

•	PXP (the “Issuer”);
•	the Guarantor Subsidiaries on a combined basis;
•	the Non-Guarantor Subsidiaries on a combined basis;
•	elimination entries necessary to consolidate the Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries; and
•	PXP on a consolidated basis.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

SEPTEMBER 30, 2010

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$10,801	$8	$899	$-	$11,708
Accounts receivable and other current assets	193,145	129,706	522	(21,989)	301,384

	203,946	129,714	1,421	(21,989)	313,092

Property and Equipment, at cost
Oil and natural gas properties - full cost method	4,456,621	8,598,168	59,475	-	13,114,264
Other property and equipment	47,851	35,634	44,970	-	128,455

	4,504,472	8,633,802	104,445	-	13,242,719
Less allowance for depreciation, depletion, amortization and impairment	(2,364,170)	(5,604,738)	(59,479)	1,984,093	(6,044,294)

	2,140,302	3,029,064	44,966	1,984,093	7,198,425

Investment in and Advances to Affiliates	4,083,607	(1,769,008)	(64,601)	(2,249,998)	-

Other Assets	72,835	542,817	-	-	615,652

	$6,500,690	$1,932,587	$(18,214)	$(287,894)	$8,127,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$336,262	$121,592	$2,473	$(21,989)	$438,338
Long-Term Debt	2,803,475	-	-	-	2,803,475
Other Long-Term Liabilities	188,506	65,212	-	-	253,718
Deferred Income Taxes	(216,327)	79,554	(1,624)	1,381,261	1,242,864
Stockholders’ Equity	3,388,774	1,666,229	(19,063)	(1,647,166)	3,388,774

	$6,500,690	$1,932,587	$(18,214)	$(287,894)	$8,127,169

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$230,633	$45,790	$-	$-	$276,423
Gas sales	15,065	95,445	-	-	110,510
Other operating revenues	279	611	-	-	890

	245,977	141,846	-	-	387,823

Costs and Expenses
Production costs	75,461	43,839	-	-	119,300
General and administrative	20,956	12,977	345	-	34,278
Depreciation, depletion, amortization and accretion	57,390	37,185	-	43,052	137,627
Impairment of oil and gas properties	-	161,292	-	(161,292)	-
Other operating income	(467)	-	-	-	(467)

	153,340	255,293	345	(118,240)	290,738

Income (Loss) from Operations	92,637	(113,447)	(345)	118,240	97,085
Other (Expense) Income
Equity in earnings of subsidiaries	(19,533)	(18)	-	19,551	-
Interest expense	(28)	(25,948)	(538)	-	(26,514)
Debt extinguishment costs	(461)	-	-	-	(461)
Loss on mark-to-market derivative contracts	(42,600)	-	-	-	(42,600)
Other income (expense)	637	1,082	(15)	-	1,704

Income (Loss) Before Income Taxes	30,652	(138,331)	(898)	137,791	29,214
Income tax (expense) benefit	(11,804)	47,865	202	(46,629)	(10,366)

Net Income (Loss)	$18,848	$(90,466)	$(696)	$91,162	$18,848

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2009

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$210,577	$39,042	$-	$-	$249,619
Gas sales	20,315	42,113	-	-	62,428
Other operating revenues	68	73	-	-	141

	230,960	81,228	-	-	312,188

Costs and Expenses
Production costs	71,935	28,148	-	-	100,083
General and administrative	25,953	10,226	240	-	36,419
Depreciation, depletion, amortization and accretion	54,519	36,384	5	14,388	105,296
Impairment of oil and gas properties	-	631,067	-	(631,067)	-
Other operating expense (income)	1,229	(5,632)	-	-	(4,403)

	153,636	700,193	245	(616,679)	237,395

Income (Loss) from Operations	77,324	(618,965)	(245)	616,679	74,793
Other (Expense) Income
Equity in earnings of subsidiaries	(3,744)	(61)	-	3,805	-
Interest expense	(22)	(15,493)	(840)	-	(16,355)
Debt extinguishment costs	(1,183)	-	-	-	(1,183)
Gain on mark-to-market derivative contracts	14,795	-	-	-	14,795
Other income	540	1	28	-	569

Income (Loss) Before Income Taxes	87,710	(634,518)	(1,057)	620,484	72,619
Income tax (expense) benefit	(48,384)	233,762	314	(218,985)	(33,293)

Net Income (Loss)	$39,326	$(400,756)	$(743)	$401,499	$39,326

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$694,400	$134,290	$-	$-	$828,690
Gas sales	56,055	249,872	-	-	305,927
Other operating revenues	795	1,054	-	-	1,849

	751,250	385,216	-	-	1,136,466

Costs and Expenses
Production costs	221,320	108,794	-	-	330,114
General and administrative	67,318	34,211	440	-	101,969
Depreciation, depletion, amortization and accretion	172,708	100,147	-	119,793	392,648
Impairment of oil and gas properties	-	161,292	59,475	(161,292)	59,475
Legal recovery	-	(8,423)	-	-	(8,423)
Other operating income	(467)	(4,514)	-	-	(4,981)

	460,879	391,507	59,915	(41,499)	870,802

Income (Loss) from Operations	290,371	(6,291)	(59,915)	41,499	265,664
Other (Expense) Income
Equity in earnings of subsidiaries	(63,416)	(28)	-	63,444	-
Interest expense	(58)	(73,967)	(1,581)	-	(75,606)
Debt extinguishment costs	(1,189)	-	-	-	(1,189)
Gain on mark-to-market derivative contracts	23,240	-	-	-	23,240
Other income (expense)	1,260	13,145	(160)	-	14,245

Income (Loss) Before Income Taxes	250,208	(67,141)	(61,656)	104,943	226,354
Income tax (expense) benefit	(127,457)	19,909	3,140	805	(103,603)

Net Income (Loss)	$122,751	$(47,232)	$(58,516)	$105,748	$122,751

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$122,751	$(47,232)	$(58,516)	$105,748	$122,751
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization, accretion and impairment	172,708	261,439	59,475	(41,499)	452,123
Equity in earnings of subsidiaries	63,416	28	-	(63,444)	-
Deferred income tax (benefit) expense	(704,808)	227,035	(3,194)	652,329	171,362
Debt extinguishment costs	1,189	-	-	-	1,189
Gain on mark-to-market derivative contracts	(23,240)	-	-	-	(23,240)
Noncash compensation	28,001	8,355	-	-	36,356
Other noncash items	4,176	(1,907)	198	-	2,467
Change in assets and liabilities from operating activities
Accounts receivable and other assets	31,983	(19,194)	1,126	-	13,915
Accounts payable and other liabilities	4,421	(43,856)	39	-	(39,396)
Income taxes receivable/payable and prepaid	(60,355)	-	-	-	(60,355)

Net cash (used in) provided by operating activities	(359,758)	384,668	(872)	653,134	677,172

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(314,369)	(488,235)	(3,140)	-	(805,744)
Acquisition of oil and gas properties	-	35,350	-	-	35,350
Proceeds from sales of oil and gas properties	6,230	120	-	-	6,350
Derivative settlements	(23,546)	-	-	-	(23,546)
Additions to other property and equipment	(2,748)	(13)	(4,354)	-	(7,115)

Net cash used in investing activities	(334,433)	(452,778)	(7,494)	-	(794,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facilities	1,486,610	-	-	-	1,486,610
Repayments of revolving credit facilities	(1,636,610)	-	-	-	(1,636,610)
Proceeds from issuance of Senior Notes	300,000	-	-	-	300,000
Costs incurred in connection with financing arrangements	(22,649)	-	-	-	(22,649)
Investment in and advances to affiliates	576,306	68,107	8,721	(653,134)	-
Other	31	-	-	-	31

Net cash provided by financing activities	703,688	68,107	8,721	(653,134)	127,382

Net increase (decrease) in cash and cash equivalents	9,497	(3)	355	-	9,849
Cash and cash equivalents, beginning of period	1,304	11	544	-	1,859

Cash and cash equivalents, end of period	$10,801	$8	$899	$-	$11,708

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2009

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$88,173	$(962,233)	$(2,099)	$964,332	$88,173
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization, accretion and impairment	158,716	1,620,189	15	(1,487,601)	291,319
Equity in earnings of subsidiaries	(3,724)	453	-	3,271	-
Deferred income tax (benefit) expense	(45,296)	(544,995)	(893)	598,021	6,837
Debt extinguishment costs	12,093	-	-	-	12,093
Gain on mark-to-market derivative contracts	(13,217)	-	-	-	(13,217)
Noncash compensation	39,283	8,533	-	-	47,816
Other noncash items	4,203	204	72	-	4,479
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(12,326)	42,266	(354)	-	29,586
Accounts payable and other liabilities	(2,077)	(28,950)	18	-	(31,009)
Income taxes receivable/payable and prepaid	(126,191)	-	-	-	(126,191)

Net cash provided by (used in) operating activities	99,637	135,467	(3,241)	78,023	309,886

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(543,504)	(668,719)	(30,475)	-	(1,242,698)
Acquisition of oil and gas properties	-	(1,137,142)	-	-	(1,137,142)
Derivative settlements	1,457,232	-	-	-	1,457,232
Additions to other property and equipment	(3,014)	(599)	(8,554)	-	(12,167)
Other	50	112	-	-	162

Net cash provided by (used in) investing activities	910,764	(1,806,348)	(39,029)	-	(934,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facilities	2,315,090	-	-	-	2,315,090
Repayments of revolving credit facilities	(3,545,090)	-	-	-	(3,545,090)
Proceeds from issuance of Senior Notes	916,439	-	-	-	916,439
Costs incurred in connection with financing arrangements	(19,441)	-	-	-	(19,441)
Derivative settlements	1,392	-	-	-	1,392
Issuance of common stock	648,035	-	-	-	648,035
Investment in and advances to affiliates	(1,633,369)	1,670,607	40,785	(78,023)	-
Other	28	-	-	-	28

Net cash (used in) provided by financing activities	(1,316,916)	1,670,607	40,785	(78,023)	316,453

Net decrease in cash and cash equivalents	(306,515)	(274)	(1,485)	-	(308,274)
Cash and cash equivalents, beginning of period	309,362	285	2,228	-	311,875

Cash and cash equivalents, end of period	$2,847	$11	$743	$-	$3,601

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

Assets in our principal focus areas include mature properties with long-lived reserves and significant development opportunities as well as newer properties with development and exploration potential. We believe our balanced portfolio of assets and our ongoing hedging program position us well for both the current commodity price environment and future potential upside as we develop our attractive resource opportunities, including our significant Haynesville Shale acreage position. Our primary sources of liquidity are cash generated from our operations, our senior revolving credit facility and periodic public offerings of debt and equity.

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties. We use derivative instruments to manage our commodity price risk. This practice may prevent us from receiving the full advantage of increases in oil and gas prices above the maximum fixed amount specified in the derivative agreements and subjects us to the credit risk of the counterparties to such agreements. Since all of our derivative contracts are accounted for under mark-to-market accounting, we expect continued volatility in gains and losses on mark-to-market derivative contracts in our income statement as changes occur in the NYMEX price indices. The level of derivative activity depends on our view of market conditions, available derivative prices and our operating strategy. See Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

Recent Developments

The six-month moratorium on the drilling of new deepwater wells and a suspension of permitted wells currently being drilled in the deepwater Gulf of Mexico was conditionally lifted on October 12, 2010. Pursuant to the new conditions, each operator must demonstrate that it has enforceable obligations that ensure that containment resources are available promptly in the event of a deepwater blowout, regardless of the company or operator involved. In response to market conditions related to the Gulf of Mexico drilling moratorium and as part of our ongoing portfolio optimization, we engaged Barclays Capital and Jefferies & Company to assist us in evaluating various alternatives with respect to our Gulf of Mexico operations.

On September 19, 2010, we, together with certain of our subsidiaries, entered into an agreement with McMoRan Exploration Company, or MMR, and certain of its subsidiaries to divest our interest in properties located in the Gulf of Mexico shallow water for a combination of cash and stock. We will receive $75 million in cash and 51 million shares of MMR common stock in exchange for our interest in all of our Gulf of Mexico leasehold located in less than 500 feet of water. This transaction allows us to retain the upside exposure to our successful shallow water exploration potential while reducing capital expenditure requirements. The consummation of the transaction is subject to customary closing conditions and adjustments and the approval of MMR’s stockholders. The transaction will have an effective date of August 1, 2010 and is expected to close by year end 2010.

On September 20, 2010, we announced that the data room process for the planned Gulf of Mexico deepwater divestment is underway, aimed at optimizing our deepwater portfolio. The transaction is expected to close by year end 2010 or early 2011.

In October 2010, we agreed to acquire interests in approximately 60,000 net acres in the Eagle Ford oil and gas condensate windows in South Texas for $578 million in cash. The Eagle Ford acquisition is expected to close during the fourth quarter 2010, subject to customary closing conditions and adjustments. We expect to fund the Eagle Ford acquisition under our senior revolving credit facility.

General

We follow the full cost method of accounting whereby all costs associated with property acquisition, exploration and development activities are capitalized. Our revenues are derived from the sale of oil, gas and natural gas liquids. We recognize revenues when our production is sold and title is transferred. Our revenues are highly dependent upon the prices of, and demand for, oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas and our levels of production are subject to wide fluctuations and depend on numerous factors beyond our control, including supply and demand, economic conditions, foreign imports, the actions of OPEC, political conditions in other oil-producing countries, and governmental regulation, legislation and policies. Under the SEC’s full cost accounting rules, we review the carrying value of our proved oil and gas properties each quarter. These rules generally require that we price our future oil and gas production at the twelve-month average first-day-of-the-month reference prices as adjusted for location and quality differentials to determine a ceiling value of our properties. Prior to the fourth quarter of 2009, we were required to price our future oil and gas production at the oil and gas prices in effect at the end of each fiscal quarter. These prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including derivative contracts that qualify and are designated for hedge accounting treatment. The derivative instruments we have in place are not classified as hedges for accounting purposes. The rules require an impairment if our capitalized costs exceed the allowed “ceiling”. At September 30, 2010, the ceiling with respect to our domestic oil and gas properties exceeded the net capitalized costs of those properties by approximately 19%. In the second quarter of 2010, we transferred costs related to the Vietnam oil and gas properties not subject to amortization to our Vietnam full cost pool, which has no associated proved oil and gas reserves. We recorded a non-cash pre-tax impairment charge of $59.5 million and a corresponding tax benefit of $23.0 million.

Given the volatility of oil and gas prices, it is likely that our estimate of discounted future net revenues from proved oil and gas reserves will change in the near term. If oil and gas prices decline in the future, impairments of our oil and gas properties could occur. Impairment charges required by these rules do not directly impact our cash flows from operating activities.

Our oil and gas production expenses include salaries and benefits of personnel involved in production activities (including stock-based compensation), steam gas costs, electricity costs, maintenance costs, production, ad valorem and severance taxes, and other costs necessary to operate our producing properties. The depreciation, depletion and amortization, or DD&A, for producing oil and gas properties is calculated using the units of production method based upon estimated proved reserves. For the purposes of computing DD&A, estimated proved reserves are redetermined as of the end of each year and on an interim basis when deemed necessary.

General and administrative expenses, or G&A, consist primarily of salaries and related benefits of administrative personnel (including stock-based compensation), office rent, systems costs and other administrative costs.

Results Overview

For the nine months ended September 30, 2010, we reported net income of $122.8 million, or $0.87 per diluted share, compared to net income of $88.2 million, or $0.73 per diluted share, for the nine months ended September 30, 2009. The increase primarily reflects higher commodity prices and an increased gain on mark-to-market derivative contracts partially offset by an impairment of our Vietnam oil and gas properties in 2010.

Results of Operations

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a BOE basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales Volumes
Oil and liquids sales (MBbls)	4,276	4,360	12,477	13,246
Gas (MMcf)
Production	24,846	20,250	68,969	55,857
Used as fuel	496	593	1,454	1,823
Sales	24,350	19,657	67,515	54,034
MBOE
Production	8,417	7,736	23,971	22,556
Sales	8,334	7,637	23,729	22,252
Daily Average Volumes
Oil and liquids sales (Bbls)	46,478	47,399	45,702	48,521
Gas (Mcf)
Production	270,072	220,103	252,635	204,605
Used as fuel	5,396	6,443	5,327	6,678
Sales	264,676	213,660	247,308	197,927
BOE
Production	91,490	84,083	87,807	82,622
Sales	90,591	83,009	86,920	81,509
Unit Economics (in dollars)
Average NYMEX Prices
Oil	$76.21	$68.24	$77.69	$57.32
Gas	4.39	3.40	4.57	3.91
Average Realized Sales Price Before Derivative Transactions
Oil (per Bbl)	$64.65	$57.26	$66.42	$47.24
Gas (per Mcf)	4.54	3.18	4.53	3.56
Per BOE	46.43	40.86	47.82	36.76
Costs and Expenses per BOE
Production costs
Lease operating expenses	$8.12	$7.89	$7.91	$8.75
Steam gas costs	2.06	1.43	2.20	1.68
Electricity	1.21	1.39	1.32	1.52
Production and ad valorem taxes	1.09	1.04	0.90	1.35
Gathering and transportation	1.84	1.36	1.59	1.15
Depreciation, depletion and amortization of oil and gas properties	$15.33	$12.66	$15.33	$11.89

The following table reflects cash (payments) receipts made with respect to derivative contracts during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Oil derivatives
Settlements	$(17,854)	$(9,198)	$(50,257)	$150,394
Monetization of crude oil puts and swaps	-	-	-	1,074,361
Natural gas derivatives	10,461	86,108	26,711	233,869

	$(7,393)	$76,910	$(23,546)	$1,458,624

Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009

Oil and gas revenues. Oil and gas revenues increased $74.9 million, to $386.9 million for 2010 from $312.0 million for 2009 primarily due to an increase in realized prices of $5.57 per BOE.

Oil revenues increased $26.8 million to $276.4 million for 2010 from $249.6 million for 2009 reflecting higher average realized prices ($32.2 million) partially offset by lower sales volumes ($5.4 million). Our average realized price for oil increased $7.39 to $64.65 per Bbl for 2010 from $57.26 per Bbl for 2009. Oil sales volumes decreased 0.9 MBbls per day to 46.5 MBbls per day in 2010 from 47.4 MBbls per day in 2009, primarily reflecting lower production from our California properties partially offset by increased production from our Panhandle properties.

Gas revenues increased $48.1 million to $110.5 million in 2010 from $62.4 million in 2009 reflecting higher average realized prices ($26.8 million) and increased sales volumes ($21.3 million). Our average realized price for gas was $4.54 per Mcf in 2010 compared to $3.18 per Mcf in 2009. Gas sales volumes increased 51.0 MMcf per day to 264.7 MMcf per day in 2010 from 213.7 MMcf per day in 2009, primarily reflecting increased production from our Haynesville Shale properties.

Lease operating expenses. Lease operating expenses increased $7.4 million, to $67.7 million in 2010 from $60.3 million in 2009, primarily reflecting increased repairs and maintenance expenditures, including repairs on the Madden Field facility in Wyoming following the fire in the second quarter 2010. On a per unit basis, lease operating expenses increased to $8.12 per BOE in 2010 versus $7.89 per BOE in 2009.

Steam gas costs. Steam gas costs increased $6.1 million to $17.1 million in 2010 from $11.0 million in 2009, primarily reflecting the higher cost of gas used in steam generation. In 2010, we burned approximately 4.1 Bcf of natural gas at a cost of approximately $4.21 per MMBtu compared to 3.7 Bcf at a cost of approximately $2.95 per MMBtu in 2009.

Production and ad valorem taxes. Production and ad valorem taxes increased $1.2 million, to $9.1 million in 2010 from $7.9 million in 2009, primarily reflecting increased production taxes from our Haynesville Shale and Panhandle properties.

Gathering and transportation expenses. Gathering and transportation expenses increased $5.0 million, to $15.3 million in 2010 from $10.3 million in 2009, primarily reflecting an increase in production from our Haynesville Shale properties.

General and administrative expense. G&A expense decreased $2.1 million, to $34.3 million in 2010 from $36.4 million in 2009. The decrease is primarily due to a decrease in stock-based compensation expense and our ongoing cost savings program.

Depreciation, depletion and amortization. DD&A expense increased $31.4 million, to $133.2 million in 2010 from $101.8 million in 2009. The increase is attributable to our oil and gas depletion, primarily due to a higher per unit rate ($20.7 million) and increased production ($10.4 million). Our oil and gas unit of production rate increased to $15.33 per BOE in 2010 compared to $12.66 per BOE in 2009.

Interest expense. Interest expense increased $10.1 million, to $26.5 million in 2010 from $16.4 million in 2009, primarily due to greater average debt outstanding in the third quarter of 2010. Interest expense is net of interest capitalized on oil and natural gas properties not subject to amortization but in the process of development. We capitalized $34.0 million and $31.5 million of interest in 2010 and 2009, respectively.

(Loss) gain on mark-to-market derivative contracts. The derivative instruments we have in place are not classified as hedges for accounting purposes. Consequently, these derivative contracts are marked-to-market each quarter with fair value gains and losses, both realized and unrealized, recognized currently as a gain or loss on mark-to-market derivative contracts in our income statement. Cash flow is only impacted to the extent the actual settlements under the contracts result in making a payment to or receiving a payment from the counterparty.

We recognized a $42.6 million loss on mark-to-market derivative contracts in the third quarter of 2010, which was primarily associated with a decrease in the fair value of our 2011 and 2012 crude oil puts due to higher crude oil forward prices. In the third quarter of 2009, we recognized a $14.8 million gain related to mark-to-market derivative contracts.

Income taxes. For the third quarter of 2010, income tax expense was approximately 35% of pre-tax income. This effective tax rate includes the effects of estimated annual permanent differences, including expenses that are not deductible because of Internal Revenue Service, or IRS, limitations and state income taxes. In addition, specific items affecting our income tax expense for the third quarter of 2010 primarily included: (1) a reduction in tax benefits for the special deduction related to domestic production caused by the carryback of certain tax losses, (2) a reduction to our balance of unrecognized tax benefits as a result of the effective settlement of uncertain tax positions related to IRS audits for tax years 2003 and 2004 and (3) changes to our balance of accrued interest recorded on unrecognized tax benefits. As income before income taxes changes in future quarters, our effective tax rate may increase or decrease.

For the third quarter of 2009, income tax expense was approximately 46% of pre-tax income. The effective tax rate of 46% for the quarter resulted primarily from changes in the relationship of 2009 estimated pre-tax income relative to estimated permanent differences.

Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

Oil and gas revenues. Oil and gas revenues increased $316.6 million, to $1.1 billion for 2010 from $818.1 million for 2009 primarily due to an increase in realized prices of $11.06 per BOE.

Oil revenues increased $202.9 million to $828.7 million for 2010 from $625.8 million for 2009 reflecting higher average realized prices ($254.0 million), partially offset by lower sales volumes ($51.1 million). Our average realized price for oil increased $19.18 to $66.42 per Bbl for 2010 from $47.24 per Bbl for 2009. The increase is primarily attributable to an increase in the NYMEX oil price, which averaged $77.69 per Bbl in 2010 versus $57.32 per Bbl in 2009. Oil sales volumes decreased 2.8 MBbls per day to 45.7 MBbls per day in 2010 from 48.5 MBbls per day in 2009, primarily reflecting decreased production from our California properties.

Gas revenues increased $113.7 million to $305.9 million in 2010 from $192.2 million in 2009 due to an increase in sales volumes ($61.1 million) and an increase in realized prices ($52.6 million). Gas sales volumes increased 49.4 MMcf per day to 247.3 MMcf per day in 2010 from 197.9 MMcf per day in 2009, primarily reflecting increased production from our Haynesville Shale properties. Our average realized price for gas was $4.53 per Mcf in 2010 compared to $3.56 per Mcf in 2009.

Lease operating expenses. Lease operating expenses decreased $6.9 million, to $187.7 million in 2010 from $194.6 million in 2009, primarily reflecting lower expenditures for well workovers, a decrease in stock-based compensation expense and our program to reduce expenses. On a per unit basis, lease operating expenses decreased to $7.91 per BOE in 2010 versus $8.75 per BOE in 2009.

Steam gas costs. Steam gas costs increased $14.8 million, to $52.2 million in 2010 from $37.4 million in 2009, primarily reflecting higher cost of gas used in steam generation. In 2010, we burned approximately 11.7 Bcf of natural gas at a cost of approximately $4.46 per MMBtu compared to 11.3 Bcf at a cost of approximately $3.31 per MMBtu in 2009.

Electricity. Electricity decreased $2.7 million, to $31.2 million in 2010 from $33.9 million in 2009, primarily reflecting a decrease in rates in California. On a per unit basis, electricity was $1.32 per BOE in 2010 compared to $1.52 per BOE in 2009.

Production and ad valorem taxes. Production and ad valorem taxes decreased $8.6 million, to $21.4 million in 2010 from $30.0 million in 2009, reflecting lower ad valorem taxes and production tax abatements. The reduction in ad valorem taxes reflects lower commodity prices at the time of assessment.

Gathering and transportation expenses. Gathering and transportation expenses increased $11.9 million, to $37.6 million in 2010 from $25.7 million in 2009, primarily reflecting an increase in production from our Haynesville Shale properties.

General and administrative expense. G&A expense decreased $9.1 million, to $102.0 million in 2010 from $111.1 million in 2009, primarily due to a decrease in stock-based compensation expense and our ongoing cost savings program.

Depreciation, depletion and amortization. DD&A expense increased $98.7 million, to $379.4 million in 2010 from $280.7 million in 2009. The increase is attributable to our oil and gas depletion, primarily due to a higher per unit rate ($77.6 million) and increased production ($21.7 million). Our oil and gas unit of production rate increased to $15.33 per BOE in 2010 compared to $11.89 per BOE in 2009.

Impairment of oil and gas properties. During the second quarter of 2010, we completed our interpretation of seismic and drilling data from our two offshore Vietnam exploratory wells and decided not to pursue additional exploratory activities in this area. The costs related to Vietnam oil and gas properties not subject to amortization were transferred to our Vietnam full cost pool where they were subject to the ceiling test limitation. Because our Vietnam full cost pool has no associated proved oil and gas reserves, we recorded a non-cash pre-tax impairment charge of $59.5 million.

Legal recovery. We received a net recovery of $8.4 million in 2010 and $87.3 million in 2009 as our share of a portion of the judgments in the Amber Resources Company et al. v. United States related lawsuits.

Interest expense. Interest expense increased $21.3 million, to $75.6 million in 2010 from $54.3 million in 2009, primarily due to greater average debt outstanding in 2010. Interest expense is net of interest capitalized on oil and natural gas properties not subject to amortization but in the process of development. We capitalized $100.4 million and $80.7 million of interest in 2010 and 2009, respectively. The increased capitalized interest is attributable to a higher unevaluated property balance and a higher average interest rate during 2010.

Debt extinguishment costs. In connection with reductions of the borrowing base on our senior revolving credit facility, we recorded $1.2 million and $12.1 million of debt extinguishment costs in the nine months ended September 30, 2010 and 2009, respectively.

Gain on mark-to-market derivative contracts. The derivative instruments we have in place are not classified as hedges for accounting purposes. Consequently, these derivative contracts are marked-to-market each quarter with fair value gains and losses, both realized and unrealized, recognized currently as a gain or loss on mark-to-market derivative contracts in our income statement. Cash flow is only impacted to the extent the actual settlements under the contracts result in making a payment to or receiving a payment from the counterparty.

We recognized a $23.2 million gain on mark-to-market derivative contracts in the nine months ended September 30, 2010, which was primarily associated with an increase in the fair value of our 2010 natural gas collars due to lower natural gas forward prices. In the nine months ended September 30, 2009, we recognized a $13.2 million gain related to mark-to-market derivative contracts.

Other income. Other income in 2010 consisted primarily of interest on royalty refunds related to production in prior years.

Income taxes. For the nine months ended September 30, 2010, our income tax expense was approximately 46% of pre-tax income. The variance between this effective tax rate and the 35% federal statutory rate results from the effects of estimated annual permanent differences, including expenses that are not deductible because of IRS limitations and state income taxes. In addition, specific items affecting our income tax expense for the nine months ended September 30, 2010 primarily included: (1) a tax benefit related to the impairment of our Vietnam oil and gas properties, (2) a reduction in tax benefits for the special deduction related to domestic production caused by the carryback of certain tax losses, (3) adjustments to deferred taxes for differences in the reporting of stock-based compensation expense for financial statement and income tax reporting purposes and (4) a reduction to our balance of unrecognized tax benefits as a result of the effective settlement of uncertain tax positions related to IRS audits for tax years 2003 and 2004. As income before income taxes changes in future quarters, our effective tax rate may increase or decrease.

For the nine months ended September 30, 2009, our income tax expense was approximately 32% of pre-tax income. The effective tax rate of 32% resulted primarily from the relationship of 2009 estimated pre-tax income relative to estimated permanent differences, together with specific items affecting our income tax expense including a $24 million reduction in our balance of unrecognized tax positions.

Liquidity and Capital Resources

Our liquidity may be affected by declines in oil and gas prices, an inability to access the capital and credit markets and the success of our commodity price risk management activities, which may subject us to the credit risk of the counterparties to such agreements. This situation may arise due to circumstances beyond our control, such as a general disruption of the financial markets and adverse economic conditions that cause substantial or extended declines in oil and gas prices. Volatility and disruption in the financial and credit markets may adversely affect the financial condition of lenders in our senior revolving credit facility, the counterparties to our commodity price risk management agreements, our insurers and our oil and natural gas purchasers. These market conditions may adversely affect our liquidity by limiting our ability to access the capital and credit markets.

Our primary sources of liquidity are cash generated from our operations, our senior revolving credit facility and periodic public offerings of debt and equity. In August 2010, we entered into an Amended and Restated Credit Agreement which increased our borrowing capacity under our senior revolving credit facility from $1.3 billion to $1.4 billion. See Financing Activities. Under the terms of our senior revolving credit facility, the borrowing base will be redetermined on an annual basis, with us and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on our oil and gas properties, reserves, other indebtedness and other relevant factors. Declines in oil and gas prices may adversely affect our liquidity by lowering the amount of the borrowing base that the lenders are willing to extend. At September 30, 2010, our availability for future secured borrowings under our senior revolving credit facility was approximately $1.3 billion. The daily average outstanding balance for the quarter ended September 30, 2010 was $21.7 million.

The commitments of each lender to make loans to us are several and not joint under our senior revolving credit facility. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the credit facility. At September 30, 2010, the commitments are from a diverse syndicate of 21 lenders and no single lender’s commitment represented more than 7% of the total commitments.

In response to market conditions related to the Gulf of Mexico drilling moratorium and as part of our ongoing portfolio optimization, we are in the process of divesting our Gulf of Mexico properties and acquiring additional onshore properties. On September 19, 2010, we, together with certain of our subsidiaries, entered into an agreement with MMR and certain of its subsidiaries to divest our interest in properties located in the Gulf of Mexico shallow water for a combination of cash and stock. We will receive $75 million in cash and 51 million shares of MMR common stock in exchange for our interest in all of our Gulf of Mexico leasehold located in less than 500 feet of water. This transaction allows us to retain the upside exposure to our successful shallow water exploration potential while reducing capital expenditure requirements. The consummation of the transaction is subject to customary closing conditions and adjustments and the approval of MMR’s stockholders. The transaction will have an effective date of August 1, 2010 and is expected to close by year end 2010.

On September 20, 2010, we announced that the data room process for the planned Gulf of Mexico deepwater divestment is underway, aimed at optimizing our deepwater portfolio. The transaction is expected to close by year end 2010 or early 2011.

In October 2010, we agreed to acquire interests in approximately 60,000 net acres in the Eagle Ford oil and gas condensate windows in South Texas for $578 million in cash. The Eagle Ford acquisition is expected to close during the fourth quarter 2010, subject to customary closing conditions and adjustments. We expect to fund the Eagle Ford acquisition under our senior revolving credit facility.

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

Our 2010 capital budget is approximately $1.1 billion, including capitalized interest and general and administrative expenses. Our board of directors has approved a $1.2 billion 2011 capital budget including capitalized interest and general and administrative expenses. We intend to fund our 2011 capital budget from internally generated funds and borrowings under our senior revolving credit facility and have the flexibility to adjust spending as market conditions warrant.

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

Working Capital

At September 30, 2010, we had a working capital deficit of approximately $125.2 million. We generally have a working capital deficit because we use excess cash to pay down borrowings under our senior revolving credit facility. Our working capital fluctuates for various reasons, including the fair value of our commodity derivative instruments and stock appreciation rights.

Financing Activities

Senior Revolving Credit Facility. In August 2010, we entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto, which amended and restated our senior revolving credit facility. The aggregate commitments of the lenders under our senior revolving credit facility are $1.4 billion with an initial borrowing base of $1.6 billion. The borrowing base will be redetermined on an annual basis, with us and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on our oil and gas properties, reserves, other indebtedness and other relevant factors. At September 30, 2010, our availability for future secured borrowings under our senior revolving credit facility was approximately $1.3 billion. Additionally, our senior revolving credit facility contains a $250 million limit on letters of credit, a $50 million commitment for swingline loans and matures on August 3, 2015. At September 30, 2010, we had $80 million in outstanding borrowings and $1.4 million in letters of credit outstanding under our senior revolving credit facility.

Amounts borrowed under our senior revolving credit facility bear an interest rate, at our election, equal to either: (i) the Eurodollar rate, which is based on LIBOR, plus an additional variable amount ranging from 1.75% to 2.75%; (ii) a variable amount ranging from 0.75% to 1.75% plus the greater of (1) the prime rate, as determined by JPMorgan Chase Bank, (2) the federal funds rate, plus  1/2 of 1%, and (3) the adjusted LIBOR plus 1%; or (iii) the over-night federal funds rate plus an additional variable amount ranging from 1.75% to 2.75% for swingline loans. The additional variable amount of interest payable on outstanding borrowings is based on the utilization rate as a percentage of the total amount of funds borrowed under our senior revolving credit facility to the borrowing base. Letter of credit fees under our senior revolving credit facility are based on the utilization rate and range from 1.75% to 2.75%. Commitment fees are 0.50% of the amount available for borrowing.

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

In October 2010, we entered into Consent and Amendment No. 1 to our Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto, or the First Amendment, which amends our senior revolving credit facility entered into in August 2010. The First Amendment amends the senior revolving credit facility to permit our acquisition and ownership of the common stock of MMR pursuant to the Agreement and Plan of Merger, dated September 19, 2010. Under the First Amendment, the lenders party thereto also consent to the transactions contemplated by the Agreement and Plan of Merger. The other terms and conditions of the senior revolving credit facility remain substantially the same, including our borrowing base.

Short-term Credit Facility. We have an uncommitted short-term unsecured credit facility, or short-term facility, under the terms of which we may make borrowings from time to time until June 1, 2011, not to exceed at any time the maximum principal amount of $75.0 million. No advance under the short-term facility may have a term exceeding fourteen days and all amounts outstanding are due and payable no later than June 1, 2011. Each advance under the short-term facility shall bear interest at a rate per annum mutually agreed on by the bank and us.

We actively borrow under our short-term facility to fund our working capital needs. The funding requirements are typically generated due to the timing differences between payments and receipts associated with our oil and gas production. We generally pay off the short-term facility with receipts from the sales of our oil and gas production or borrowings under our senior revolving credit facility. No amounts were outstanding under the short-term facility at September 30, 2010. The daily average outstanding balance for the quarter ended September 30, 2010 was $44.9 million.

7 5/8% Senior Notes. In March 2010, we issued $300 million of 7 5/8% Senior Notes due 2020, or the 7 5/8% Senior Notes, which were sold to the public at par. We received approximately $294 million of net proceeds, after deducting the underwriting discount and offering expenses. We used the net proceeds to reduce indebtedness outstanding under our senior revolving credit facility and for general corporate purposes. We may redeem all or part of the 7 5/8% Senior Notes on or after April 1, 2015 at specified redemption prices and prior to such date at a “make-whole” redemption price. In addition, prior to April 1, 2013 we may, at our option, redeem up to 35% of the 7 5/8% Senior Notes with the proceeds of certain equity offerings. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the 7 5/8% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

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

Cash Flows

	Nine Months Ended September 30,
	2010	2009
	(in millions)
Cash provided by (used in):
Operating activities	$677.2	$309.9
Investing activities	(794.7)	(934.6)
Financing activities	127.4	316.5

Net cash provided by operating activities was $677.2 million for the nine months ended September 30, 2010 compared to $309.9 million in 2009. The increase primarily reflects higher operating income in 2010 as a result of higher commodity prices. Additionally cash provided by operations in 2009 included income tax payments related to 2008 taxable income and cash receipts for the legal recovery.

Net cash used in investing activities of $794.7 million in 2010 primarily reflects additions to oil and gas properties of $805.7 million, partially offset by a $35.4 million net cash inflow primarily associated with an adjustment to the final settlement of the $1.1 billion payment to Chesapeake Energy Corporation in September 2009 related to the prepayment of the Haynesville drilling carry. Net cash used in investing activities of $934.6 million for 2009 includes additions to oil and gas properties of $1.2 billion and acquisitions of oil and gas properties of $1.1 billion, reflecting the payment of the Haynesville drilling carry, offset by derivative settlements received of $1.5 billion.

Net cash provided by financing activities of $127.4 million in 2010 primarily reflects the net proceeds from the $300 million offering of 7 5/8% Senior Notes partially offset by the net reduction in borrowings under our senior revolving credit facility of $150.0 million. Net cash provided by financing activities of $316.5 million in 2009 primarily reflects the net proceeds of $916.4 million from the issuance of the 10% Senior Notes due 2016 and the 8 5/8% Senior Notes due 2019 and the $648.0 million of proceeds from our common stock offerings offset by the $1.2 billion net reduction in borrowings under our senior revolving credit facility.

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

Critical Accounting Policies and Estimates

Goodwill. In a purchase transaction, goodwill represents the excess of the purchase price plus the liabilities assumed (including deferred income taxes recorded in connection with the transaction) over the fair value of the net assets acquired. At September 30, 2010, goodwill totaled $535 million and represented approximately 7% of our total assets.

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

We perform our goodwill impairment test annually as of December 31. We also perform interim goodwill impairment tests if events occur or circumstances change that would indicate the fair value of our reporting unit may be below its carrying amount. Due to adverse market conditions affecting the oil and gas industry in the second quarter of 2010, we performed an interim goodwill impairment test as of June 30, 2010. Based on that test, we concluded that the fair value of the reporting unit exceeded the carrying value of the reporting unit by 13%; therefore, the second step of the goodwill impairment test was not required. We did not perform a goodwill impairment test in the third quarter of 2010 as market conditions improved.

Events affecting oil and gas prices may cause a decrease in the fair value of the reporting unit, and we could have an impairment of our goodwill in future periods. An impairment of goodwill could significantly reduce earnings during the period in which the impairment occurs and would result in a corresponding reduction to goodwill and stockholders’ equity.

Management makes many estimates and assumptions in the application of generally accepted accounting principles that may have a material impact on our consolidated financial statements and related disclosures and on the comparability of this information over different reporting periods. All of these estimates and assumptions affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Estimates and assumptions are based on information available prior to the issuance of the financial statements. Changes in facts and circumstances or discovery of new information may result in revised estimates and actual results may differ from these estimates. Critical accounting policies related to oil and gas reserves, impairments of oil and gas properties, oil and natural gas properties not subject to amortization, DD&A, commodity pricing and risk management activities, stock-based compensation and allocation of purchase price in business combinations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued authoritative guidance for improving financial reporting by enterprises involved with variable interest entities. This guidance eliminates the exemption for qualifying special purpose entities, includes a new approach for determining who should consolidate a variable interest entity, and presents changes as to when it is necessary to reassess who should consolidate a variable interest entity. The guidance is effective for fiscal years beginning after November 15, 2009, and for interim periods within that first annual reporting period. We adopted the provisions of this standard effective January 1, 2010, and it did not have a significant impact on our financial position, results of operations or cash flows.

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

•	the success of our derivative activities;

•	the success of our risk management activities;

•	the effects of competition;

•	the availability (or lack thereof) of acquisition, disposition or combination opportunities;

•	the availability (or lack thereof) of capital to fund our business strategy and/or operations;

•	the impact of current and future laws and governmental regulations, including those related to climate change;

•	the effects of future laws and governmental regulation that result from the recent drilling rig accident and oil spill in the Gulf of Mexico;

•	the value and completion of the sale to McMoRan Exploration Company, or MMR, of our interest in properties located in the Gulf of Mexico shallow water, subject to the approval of MMR’s stockholders;

•	the outcome of our data room process for the planned Gulf of Mexico deepwater divestment;

•	liabilities that are not covered by an effective indemnity or insurance;

•	the ability and willingness of our current or potential counterparties to fulfill their obligations to us or to enter into transactions with us in the future; and

•	general economic, market, industry or business conditions.

All forward-looking statements in this report are made as of the date hereof, and you should not place undue reliance on these statements without also considering the risks and uncertainties associated with these statements and our business that are discussed in this report and our other filings with the SEC. Moreover, although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. We do not intend to update these forward-looking statements and information except as required by law. See our filings with the SEC, including Item 1A – Risk Factors and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2009 and Item 1A – Risk Factors in our Quarterly Reports in our Form 10-Q for additional discussion of risks and uncertainties.

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

As of September 30, 2010, we had the following outstanding commodity derivative contracts, all of which settle monthly:

Period	Instrument Type	Daily Volumes	Average Price (1)	Average Deferred Premium	Index
Sales of Crude Oil Production
2010
Oct - Dec	Put options	40,000 Bbls	$55.00 Strike price	$5.00 per Bbl (2)	WTI
2011
Jan - Dec	Put options (3)	31,000 Bbls	$80.00 Floor with a $60.00 Limit	$5.023 per Bbl	WTI
Jan - Dec	Three-way collars (4)	9,000 Bbls	$80.00 Floor with a $60.00 Limit	$1.00 per Bbl	WTI
$110.00 Ceiling
2012
Jan - Dec	Put options (3)	40,000 Bbls	$80.00 Floor with a $60.00 Limit	$6.087 per Bbl	WTI

Sales of Natural Gas Production
2010
Oct - Dec	Three-way collars (5)	85,000 MMBtu	$6.12 Floor with a $4.64 Limit	$0.034 per MMBtu	Henry Hub
$8.00 Ceiling

(1)	The average strike prices do not reflect the cost to purchase the put options or collars.
(2)	In addition to the deferred premium, an upfront payment of $3.86 per barrel was paid upon entering into these derivative contracts.
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

The fair value of outstanding crude oil and natural gas commodity derivative instruments at September 30, 2010 and the change in fair value that would be expected from a 10% price increase/decrease is shown below (in millions):

		Effect of 10%
	Fair Value Asset	Price Increase	Price Decrease

Crude oil put options	$150	$(42)	$56
Crude oil collars	10	(13)	12
Natural gas collars	11	(1)	-

	$171	$(56)	$68

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of September 30, 2010 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

There has been no material change to our risk factors set forth in Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 or Item 1A - Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

ITEM 5. Other Information

On November 3, 2010, the organization & compensation committee of our board of directors approved a Restricted Stock Unit Agreement by and between us and James C. Flores, our Chairman of the Board, President and Chief Executive Officer. The Agreement modifies the terms of the long-term retention grant made to Mr. Flores on March 12, 2008, to make the acceleration provisions consistent with all other restricted stock unit awards so that in the event of a change in control, disability, termination of Mr. Flores without cause or termination for good reason, restricted stock units under the long-term retention grant would immediately be granted and vested. In the event of death, only the restricted stock units that would otherwise have been granted within the five years following the death of Mr. Flores would be granted and vested.

ITEM 6. Exhibits

Exhibit No.	Description

2.1*

Agreement and Plan of Merger, dated September 19, 2010, by and among Plains Exploration & Production Company, PXP Gulf Properties LLC, PXP Offshore LLC and McMoRan Exploration Company, McMoRan Oil & Gas LLC, McMoRan GOM, LLC and McMoRan Offshore LLC.

4.1

Amended and Restated Credit Agreement, dated as of August 3, 2010, among Plains Exploration & Production Company, as borrower, each of the lenders that is a signatory thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 5, 2010, File No. 1-31470).

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

* Filed herewith

Items 1, 2 and 3 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY

Date: November 5, 2010
	By:	/s/ Winston M. Talbert
Winston M. Talbert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1*

Agreement and Plan of Merger, dated September 19, 2010, by and among Plains Exploration & Production Company, PXP Gulf Properties LLC, PXP Offshore LLC and McMoRan Exploration Company, McMoRan Oil & Gas LLC, McMoRan GOM, LLC and McMoRan Offshore LLC.

4.1

Amended and Restated Credit Agreement, dated as of August 3, 2010, among Plains Exploration & Production Company, as borrower, each of the lenders that is a signatory thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 5, 2010, File No. 1-31470).

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