Form 10-Q
period 2011-06-30
PLAINS EXPLORATION & PRODUCTION CO
filed 2011-08-04
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

141.0 million shares of Common Stock, $0.01 par value, issued and outstanding at July 29, 2011.

PLAINS EXPLORATION & PRODUCTION COMPANY

(i)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	December	December
	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$5,331	$6,434
Accounts receivable	250,413	269,024
Inventories	27,166	24,406
Deferred income taxes	66,002	74,086
Prepaid expenses and other current assets	27,412	28,937

	376,324	402,887

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	10,844,515	9,975,056
Not subject to amortization	3,309,642	3,304,554
Other property and equipment	143,684	137,150

	14,297,841	13,416,760
Less allowance for depreciation, depletion, amortization and impairment	(6,475,951)	(6,196,008)

	7,821,890	7,220,752

Goodwill	535,142	535,144

Investment	774,907	664,346

Other Assets	76,179	71,808

	$9,584,442	$8,894,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$315,242	$284,628
Commodity derivative contracts	59,786	52,971
Royalties and revenues payable	82,818	70,990
Interest payable	58,446	49,127
Other current liabilities	74,338	75,973

	590,630	533,689

Long-Term Debt	3,637,447	3,344,717

Other Long-Term Liabilities
Asset retirement obligation	239,361	225,571
Commodity derivative contracts	20,400	24,740
Other	23,146	28,205

	282,907	278,516

Deferred Income Taxes	1,480,598	1,355,050

Commitments and Contingencies (Note 7)
Stockholders’ Equity
Common stock, $0.01 par value, 250.0 million shares authorized, 143.9 million shares issued at June 30, 2011 and December 31, 2010	1,439	1,439
Additional paid-in capital	3,410,856	3,427,869
Retained earnings	328,624	148,620
Treasury stock, at cost, 2.9 million shares and 3.8 million shares at June 30, 2011 and December 31, 2010, respectively	(148,059)	(194,963)

	3,592,860	3,382,965

	$9,584,442	$8,894,937

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	October	October	October	October
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Oil sales	$399,306	$276,263	$731,149	$552,267
Gas sales	113,670	87,678	210,472	195,417
Other operating revenues	1,809	652	3,478	959

	514,785	364,593	945,099	748,643

Costs and Expenses
Lease operating expenses	82,142	57,536	154,393	120,039
Steam gas costs	16,865	15,357	32,626	35,020
Electricity	10,371	11,115	20,091	21,149
Production and ad valorem taxes	16,920	3,828	28,448	12,275
Gathering and transportation expenses	16,841	12,912	29,588	22,331
General and administrative	30,783	30,301	66,806	67,691
Depreciation, depletion and amortization	150,757	123,810	285,300	246,203
Impairment of oil and gas properties	-	59,475	-	59,475
Accretion	4,314	4,407	8,571	8,818
Legal recovery	-	-	-	(8,423)
Other operating income	(303)	(3,945)	(607)	(4,514)

	328,690	314,796	625,216	580,064

Income from Operations	186,095	49,797	319,883	168,579
Other (Expense) Income
Interest expense	(37,242)	(28,039)	(69,646)	(49,092)
Debt extinguishment costs	-	-	-	(728)
Gain (loss) on mark-to-market derivative contracts	18,912	57,984	(32,084)	65,840
Gain on investment measured at fair value	43,307	-	110,561	-
Other income	996	11,235	1,550	12,541

Income Before Income Taxes	212,068	90,977	330,264	197,140
Income tax expense
Current	(387)	(2,672)	(759)	(7,410)
Deferred	(86,789)	(42,930)	(133,634)	(85,827)

Net Income	$124,892	$45,375	$195,871	$103,903

Earnings per Share
Basic	$0.88	$0.32	$1.39	$0.74
Diluted	$0.87	$0.32	$1.37	$0.73
Weighted Average Shares Outstanding
Basic	141,797	140,560	141,335	140,153

Diluted	143,300	141,557	143,361	141,752

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of dollars)

	June	June
	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$195,871	$103,903
Items not affecting cash flows from operating activities
Depreciation, depletion and amortization	285,300	246,203
Impairment of oil and gas properties	-	59,475
Accretion	8,571	8,818
Deferred income tax expense	133,634	85,827
Debt extinguishment costs	-	728
Loss (gain) on mark-to-market derivative contracts	32,084	(65,840)
Gain on investment measured at fair value	(110,561)	-
Non-cash compensation	28,031	22,955
Other non-cash items	(302)	1,672
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(21,470)	27,231
Accounts payable and other liabilities	(14,103)	(31,365)
Income taxes receivable/payable	40,370	14,825

Net cash provided by operating activities	577,425	474,432

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(800,170)	(558,386)
Acquisition of oil and gas properties	(32,456)	43,923
Proceeds from sales of oil and gas properties, net of costs and expenses	11,987	7,230
Derivative settlements	(30,039)	(16,153)
Additions to other property and equipment	(6,534)	(4,394)

Net cash used in investing activities	(857,212)	(527,780)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facilities	2,679,200	860,455
Repayments of revolving credit facilities	(2,989,200)	(1,090,455)
Proceeds from issuance of Senior Notes	600,000	300,000
Costs incurred in connection with financing arrangements	(11,320)	(5,932)
Other	4	-

Net cash provided by financing activities	278,684	64,068

Net (decrease) increase in cash and cash equivalents	(1,103)	10,720
Cash and cash equivalents, beginning of period	6,434	1,859

Cash and cash equivalents, end of period	$5,331	$12,579

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(share and dollar amounts in thousands)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance at December 31, 2010	143,924	$1,439	$3,427,869	$148,620	(3,764)	$ (194,963)	$3,382,965
Net income	-	-	-	195,871	-	-	195,871
Restricted stock awards	-	-	14,008	-	-	-	14,008
Issuance of treasury stock for restricted stock awards	-	-	(31,021)	(15,843)	875	46,864	-
Exercise of stock options and other	-	-	-	(24)	1	40	16

Balance at June 30, 2011	143,924	$1,439	$3,410,856	$328,624	(2,888)	$(148,059)	$3,592,860

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

Our consolidated financial statements include the accounts of all our wholly owned subsidiaries. All significant intercompany transactions have been eliminated. All adjustments, consisting only of normal recurring adjustments that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. The results of our operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Asset Retirement Obligation. The following table reflects the changes in our asset retirement obligation during the six months ended June 30, 2011 (in thousands):

Asset retirement obligation - December 31, 2010	$239,432
Settlements	(3,969)
Change in estimate	5,253
Accretion expense	8,571
Asset retirement additions	2,888

Asset retirement obligation - June 30, 2011 (1)	$252,175

(1)	$12.8 million is included in other current liabilities.

Earnings Per Share. For the three and six months ended June 30, 2011 and 2010 the weighted average shares outstanding for computing basic and diluted earnings per share were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Weighted average common shares outstanding - basic	141,797	140,560	141,335	140,153
Unvested restricted stock, restricted stock units and stock options	1,503	997	2,026	1,599

Weighted average common shares outstanding - diluted	143,300	141,557	143,361	141,752

In the three months ended June 30, 2011 and 2010, 1.0 million and 2.9 million restricted stock units, respectively, and in the six months ended June 30, 2011 and 2010, 1.0 million and 1.4 million restricted stock units, respectively, were excluded in computing diluted earnings per share because they were antidilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method. In computing earnings per share, no adjustments were made to reported net income.

Inventories. Oil inventories are carried at the lower of the cost to produce or market value, and materials and supplies inventories are stated at the lower of cost or market with cost determined on an average cost method. At June 30, 2011 and December 31, 2010, inventory consisted of the following (in thousands):

	December 31,	December 31,
	June 30, 2011	December 31, 2010
Oil	$7,282	$6,744
Materials and supplies	19,884	17,662

	$27,166	$24,406

Stock-Based Compensation. Stock-based compensation for the three and six months ended June 30, 2011 and 2010 was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation included in:
General and administrative expense	$9,522	$8,305	$23,365	$22,921
Lease operating expenses	1,703	(2,250)	4,666	34
Oil and natural gas properties	2,976	2,120	7,495	6,963

Total stock-based compensation	$14,201	$8,175	$35,526	$29,918

During the first six months of 2011, we granted 1.6 million restricted stock units at an average fair value of $37.24 per share and 904 thousand stock appreciation rights with an average exercise price of $37.21 per share.

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

In May 2011, the FASB issued authoritative guidance amending certain accounting and disclosure requirements related to fair value measurements. The guidance clarifies (i) the requirement that the highest and best use concept is only relevant for measuring nonfinancial assets, (ii) requirements to measure the fair value of instruments classified in shareholders’ equity and (iii) the requirement to disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance also (i) permits a reporting entity to measure the fair value of certain financial assets and liabilities managed in a portfolio at the price that would be received to sell a net asset position or transfer a net liability position for a particular risk, (ii) eliminates premiums or discounts related to size as a characteristic of the reporting entity’s holding and (iii) expands disclosures for fair value measurement. The guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. We are currently evaluating the impact of this guidance.

In June 2011, the FASB issued authoritative guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance requires entities to report components of comprehensive income in either (i) a single continuous statement of comprehensive income or (ii) two separate but consecutive statements. The requirement is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Prior to this guidance, we prepared a separate statement of comprehensive income. We will adopt this guidance in the fourth quarter of 2011 and these provisions will require that we position this statement consecutively to the income statement.

Note 2 — Long-Term Debt

At June 30, 2011 and December 31, 2010, long-term debt consisted of (in thousands):

	June 30, 2011	December 31, 2010

Senior revolving credit facility	$310,000	$620,000
7 3/4% Senior Notes due 2015	600,000	600,000
10% Senior Notes due 2016 (1)	533,307	530,812
7% Senior Notes due 2017	500,000	500,000
7 5/8% Senior Notes due 2018	400,000	400,000
8 5/8% Senior Notes due 2019 (2)	394,140	393,905
7 5/8% Senior Notes due 2020	300,000	300,000
6 5/8% Senior Notes due 2021	600,000	-

	$3,637,447	$3,344,717

(1) The amount is net of unamortized discount of $31.7 million and $34.2 million at June 30, 2011 and December 31, 2010, respectively.
(2) The amount is net of unamortized discount of $5.9 million and $6.1 million at June 30, 2011 and December 31, 2010, respectively.

Senior Revolving Credit Facility. In April 2011, our borrowing base increased to $1.8 billion from $1.45 billion. The commitments remained unchanged at $1.4 billion. In May 2011, we entered into an amendment to our senior revolving credit facility. The amendment adjusted our borrowing rates and the maturity date was extended to May 4, 2016. The borrowing base will be redetermined on an annual basis, with us and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on our oil and gas properties, reserves, other indebtedness and other relevant factors. Additionally, our senior revolving credit facility contains a $250 million limit on letters of credit and a $50 million commitment for swingline loans. At June 30, 2011, we had $1.2 million in letters of credit outstanding under our senior revolving credit facility.

Amounts borrowed under our senior revolving credit facility, as amended, bear an interest rate, at our election, equal to either: (i) the Eurodollar rate, which is based on LIBOR, plus an additional variable amount ranging from 1.50% to 2.50%; (ii) a variable amount ranging from 0.50% to 1.50% plus the greater of (1) the prime rate, as determined by JPMorgan Chase Bank, (2) the federal funds rate, plus  1/2 of 1%, and (3) the adjusted LIBOR plus 1%; or (iii) the overnight federal funds rate plus an additional variable amount ranging from 1.50% to 2.50% for swingline loans. The additional variable amount of interest payable on outstanding borrowings is based on the utilization rate as a percentage of the total amount of funds borrowed under our senior revolving credit facility to the borrowing base. Letter of credit fees under our senior revolving credit facility are based on the utilization rate and range from 1.50% to 2.50%. Commitment fees range from 0.375% to 0.50% of amounts available for borrowing.

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

Short-term Credit Facility. We have an uncommitted short-term unsecured credit facility, or short-term facility, under which we may make borrowings from time to time until June 1, 2012, not to exceed at any time the maximum principal amount of $75.0 million. No advance under the short-term facility may have a term exceeding 14 days and all amounts outstanding are due and payable no later than June 1, 2012. Each advance under the short-term facility shall bear interest at a rate per annum mutually agreed on by the bank and us.

We borrow under our short-term facility to fund our working capital needs. The funding requirements are typically generated due to the timing differences between payments and receipts associated with our oil and gas production. We generally pay off the short-term facility with receipts from the sales of our oil and gas production or borrowings under our senior revolving credit facility. No amounts were outstanding under the short-term facility at June 30, 2011. The daily average outstanding balance for the three and six months ended June 30, 2011 was $61.1 million and $57.5 million, respectively.

6  5/8% Senior Notes. In March 2011, we issued $600 million of 6 5/8% Senior Notes, or the 6 5/8% Senior Notes, at par. We received approximately $590 million of net proceeds, after deducting the underwriting discount and offering expenses. We used the net proceeds to reduce indebtedness outstanding under our senior revolving credit facility and for general corporate purposes. We may redeem all or part of the 6 5/8% Senior Notes on or after May 1, 2016 at specified redemption prices and prior to such date at a “make-whole” redemption price. In addition, prior to May 1, 2014 we may, at our option, redeem up to 35% of the 6 5/8% Senior Notes with the proceeds of certain equity offerings. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the 6 5/8% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

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

Note 3 — Commodity Derivative Contracts

General

We are exposed to various market risks, including volatility in oil and gas commodity prices and interest rates. The level of derivative activity we engage in depends on our view of market conditions, available derivative prices and operating strategy. A variety of derivative instruments, such as swaps, collars, puts, calls and various combinations of these instruments, may be utilized to manage our exposure to the volatility of oil and gas commodity prices. Currently, we do not use derivatives to manage our interest rate risk. The majority of our debt is at fixed interest rates, thereby reducing our floating interest rate risk exposure.

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

See Note 5 – Fair Value Measurements of Assets and Liabilities, for additional discussion on the fair value measurement of our derivative contracts.

As of June 30, 2011, we had the following outstanding commodity derivative contracts, all of which settle monthly:

Period	Instrument Type	Daily Volumes	Average Price (1)	Average Deferred Premium	Index
Sales of Crude Oil Production
2011
July - Dec	Put options (2)	31,000 Bbls	$80.00 Floor with a $60.00 Limit	$5.023 per Bbl	WTI
July - Dec	Three-way collars (3)	9,000 Bbls	$80.00 Floor with a $60.00 Limit	$1.00 per Bbl	WTI
$110.00 Ceiling
2012
Jan - Dec	Put options (2)	40,000 Bbls	$80.00 Floor with a $60.00 Limit	$6.087 per Bbl	WTI

Sales of Natural Gas Production
2011
July - Dec	Three-way collars (4)	200,000 MMBtu	$4.00 Floor with a $3.00 Limit	-	Henry Hub
$4.92 Ceiling
2012
Jan - Dec	Put options (5)	160,000 MMBtu	$4.30 Floor with a $3.00 Limit	$0.294 per MMBtu	Henry Hub

(1)	The average strike prices do not reflect the cost to purchase the put options or collars.
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

Balance Sheet

At June 30, 2011 and December 31, 2010, we had the following outstanding commodity derivative contracts recorded in our balance sheet (in thousands):

		Estimated Fair Value
Instrument Type	Balance Sheet Classification	June 30, 2011	December 31, 2010

Crude oil puts	Commodity derivative contracts - current assets	$24,070	$23,910
Natural gas puts	Commodity derivative contracts - current assets	6,535	-
Crude oil collars	Commodity derivative contracts - current liability	(970)	(317)
Natural gas collars	Commodity derivative contracts - current liability	(1,952)	(10,469)
Crude oil puts	Commodity derivative contracts - non-current assets	24,814	64,266
Natural gas puts	Commodity derivative contracts - non-current assets	7,454	15,254

Total derivative instruments		$59,951	$92,644

The following table provides supplemental information to reconcile the fair value of our derivative contracts to our balance sheet at June 30, 2011 and December 31, 2010, considering the deferred premiums, accrued interest and related settlement payable amounts which are not included in the fair value amounts disclosed in the table above (in thousands):

	June 30, 2011	December 31, 2010
Net fair value asset	$59,951	$92,644
Deferred premium and accrued interest on derivative contracts	(135,196)	(164,155)
Settlement payable	(4,941)	(6,200)

Net commodity derivative liability	$(80,186)	$(77,711)

Commodity derivative contracts - current liability	$(59,786)	$(52,971)
Commodity derivative contracts - non-current liability	(20,400)	(24,740)

	$(80,186)	$(77,711)

We present the fair value of our derivative contracts on a net basis where the right of offset is provided for in our counterparty agreements.

Income Statement

During the three and six months ended June 30, 2011 and 2010, pre-tax amounts recognized in our income statements for derivative transactions were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Gain (loss) on mark-to-market derivative contracts	$18,912	$57,984	$(32,084)	$65,840

Cash Payments and Receipts

During the six months ended June 30, 2011 and 2010, cash (payments) receipts for derivatives were as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Oil derivatives	$(30,659)	$(32,403)
Natural gas derivatives	620	16,250

	$(30,039)	$(16,153)

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

Contingent Features

As of June 30, 2011, the counterparties to our commodity derivative contracts consisted of nine financial institutions. Our counterparties or their affiliates are generally also lenders under our senior revolving credit facility. As a result, the counterparties to our derivative agreements share in the collateral supporting our senior revolving credit facility. Therefore, we are not generally required to post additional collateral under our derivative agreements.

Certain of our derivative agreements contain cross default and acceleration provisions relative to our material debt agreements. If we were to default on any of our material debt agreements, it would be a violation of these provisions, and the counterparties to our derivative agreements could request immediate payment on derivative instruments that are in a net liability position at that time. As of June 30, 2011, we were in a net liability position with all nine of the counterparties to our derivative instruments, totaling $80.2 million.

Note 4 — Investment

At June 30, 2011, we owned 51.0 million shares of McMoRan Exploration Co. common stock, approximately 32.2% of their common shares outstanding. In December 2010, we acquired the McMoRan common stock and other consideration in exchange for all of our interests in our U.S. Gulf of Mexico leasehold located in less than 500 feet of water. We entered into a stockholder agreement with McMoRan requiring us to refrain from certain activities that could be undertaken to acquire control of McMoRan and from transferring any McMoRan shares for one year after closing (subject to certain exceptions). After one year from the acquisition date, we may sell shares of McMoRan common stock pursuant to underwritten offerings, in periodic sales under a shelf registration statement filed by McMoRan (subject to certain volume limitations), pursuant to the exercise of piggyback registration rights or as otherwise permitted by applicable law.

We are deemed to exercise significant influence over the operating and investing policies of McMoRan but do not have control. We have elected to measure our equity investment in McMoRan at fair value, and the change in fair value of our investment is recognized as a gain or loss on investment measured at fair value in our income statement. We believe that using fair value as a measurement basis for our investment is useful to our investors because our earnings on the investment will be dependent on the fair value on the date we divest the shares. At June 30, 2011, the McMoRan shares were valued at approximately $774.9 million, based on McMoRan’s closing stock price of $18.48 on June 30, 2011, discounted to reflect certain restrictions on the marketability of the McMoRan shares. During the three and six months ended June 30, 2011, we recorded unrealized gains of $43.3 million and $110.6 million, respectively, on our investment.

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

Six Months Ended June 30, 2011 (1)
Results of Operations
Revenues	$95,090
Operating loss	(14,380)
Loss from continuing operations	(16,873)
Net loss applicable to common stock	(25,035)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our commodity derivative instruments and investment are recorded at fair value on a recurring basis in our balance sheet with the changes in fair value recorded in our income statement. The following table presents, for each fair value hierarchy level, our commodity derivative assets and liabilities and our investment measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

	Identical Assets	Identical Assets	Identical Assets	Identical Assets
		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011
Commodity derivative contracts (1)
Crude oil puts	$48,884	$-	$48,884	$-
Crude oil collars	(970)	-	(970)	-
Natural gas collars	(1,952)	-	-	(1,952)
Natural gas puts	13,989	-	-	13,989
Investment (2)	774,907	-	-	774,907

	$834,858	$-	$47,914	$786,944

December 31, 2010
Commodity derivative contracts (1)
Crude oil puts	$88,176	$-	$88,176	$-
Crude oil collars	(317)	-	(317)	-
Natural gas collars	(10,469)	-	-	(10,469)
Natural gas puts	15,254	-	-	15,254
Investment (2)	664,346	-	-	664,346

	$756,990	$-	$87,859	$669,131

(1)

Option premium and accrued interest of $135.2 million and $164.2 million at June 30, 2011 and December 31, 2010, respectively, and settlement payable of $4.9 million and $6.2 million at June 30, 2011 and December 31, 2010, respectively, are not included in the fair value of derivatives.

(2)	Represents our equity investment in McMoRan which would otherwise be reported under the equity method of accounting.

The fair value amounts of our derivative instruments are estimated using an option-pricing model, which uses various inputs including NYMEX price quotations, volatilities, interest rates and contract terms. We adjust the valuations from the model for credit quality, using the counterparties’ credit quality for asset balances and our credit quality for liability balances. For asset balances, we use the credit default swap value for counterparties when available or the spread between the risk-free interest rate and the yield on the counterparties’ publicly traded debt for similar maturities. We consider the impact of netting agreements on counterparty credit risk, including whether the position with the counterparty is a net asset or net liability.

We classify derivatives that have identical assets or liabilities with quoted, unadjusted prices in active markets as Level 1. We classify derivatives as Level 2 if the inputs used in the valuation model are directly or indirectly observable for substantially the full term of the instrument; however, if the significant inputs are not observable for substantially the full term of the instrument, we classify those derivatives as Level 3. We determine whether the market for our derivative instruments is active or inactive based on transaction volume for such instruments and classify as Level 3 those instruments that are not actively traded. For these inputs, we utilize pricing and volatility information from other instruments with similar characteristics and extrapolate data between data points for thinly traded instruments. As of June 30, 2011, our crude oil put options and crude oil collars are classified as Level 2, and our natural gas put options and natural gas collars are classified as Level 3 instruments.

We determine the fair value of our investment by applying a discount for lack of marketability at the reporting date. The discount factor for lack of marketability is determined by utilizing both Protective put and Asian put option models. Both of these options are valued using a Black-Scholes option-pricing model which utilizes various inputs including the closing price of the McMoRan common stock, term of the restrictions, historical and implied volatility of the instrument, number of shares being valued, length of time that would be necessary to dispose of our investment, expected dividend and risk-free interest rates. As of June 30, 2011, we have classified our investment as Level 3 since the fair value is determined by utilizing significant inputs that are unobservable.

We determine the appropriate level for each financial asset and liability on a quarterly basis and recognize any transfers at the beginning of the reporting period.

The following table presents a reconciliation of changes in fair value of financial assets and liabilities classified as Level 3 for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011		2010
	Commodity Derivatives (1)	Investment	Commodity Derivatives (1)
Fair value at beginning of period	$4,785	$664,346	$14,312
Realized and unrealized gains and losses included in earnings (2)	7,872	110,561	19,072
Settlements	(620)	-	(16,765)

Fair value at end of period (3)	$12,037	$774,907	$16,619

Change in unrealized gains and losses relating to assets and liabilities held as of the end of the period (2)	$6,563	$110,561	$11,124

(1)	Deferred option premiums and interest are not included in the fair value of derivatives.
(2)

Realized and unrealized gains and losses included in earnings for the period are reported as gain (loss) on mark-to-market derivative contracts and gain on investment measured at fair value in our income statement for our commodity derivative contracts and our investment, respectively.

(3)	There were no transfers or purchases during the reported periods.

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

The following table presents the carrying amounts and fair values of our other financial instruments as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current Liability
Deferred premium and accrued interest on derivative contracts	$82,528	$82,528	$59,895	$59,895
Non-Current Liability
Deferred premium and accrued interest on derivative contracts	52,668	52,668	104,260	104,260
Long-Term Debt
Senior revolving credit facility	310,000	310,000	620,000	620,000
7 3/4% Senior Notes	600,000	621,750	600,000	625,500
10% Senior Notes	533,307	635,625	530,812	631,388
7% Senior Notes	500,000	515,000	500,000	513,750
7 5/8% Senior Notes	400,000	420,000	400,000	421,000
8 5/8% Senior Notes	394,140	436,000	393,905	438,000
7 5/8% Senior Notes	300,000	315,000	300,000	316,125
6 5/8% Senior Notes	600,000	600,000	-	-

The carrying value of our senior revolving credit facility approximates its fair value, as interest rates are variable, based on prevailing market rates. The fair value of our Senior Notes is based on quoted market prices from trades of such debt.

Note 6 — Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any significant unusual or infrequently occurring items which are recorded in the period that the specific item occurs. For the three and six months ended June 30, 2011, income tax expense was approximately 41% of pre-tax income. The variance in our estimated annual effective tax rate from the 35% federal statutory rate primarily results from the tax effects of estimated annual permanent differences, including (i) expenses that are not deductible because of IRS limitations and (ii) state income taxes.

Note 7 — Commitments and Contingencies

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

In connection with the sale of certain properties offshore California in December 2004, we retained the responsibility for certain abandonment costs, including removing, dismantling and disposing of the existing offshore platforms. The present value of such abandonment costs, $72.3 million ($144.1 million undiscounted), is included in our asset retirement obligation as reflected on our balance sheet. In addition, we agreed to guarantee the performance of the purchaser with respect to the remaining abandonment obligations related to the properties (approximately $75.0 million). To secure its abandonment obligations, the purchaser of the properties is required to periodically deposit funds into an escrow account. At June 30, 2011, the escrow account had a balance of $17.8 million. The fair value of our guarantee at June 30, 2011, $0.4 million, considers the payment/performance risk of the purchaser and is included in other long-term liabilities in our balance sheet.

Operating Risks and Insurance Coverage. Our operations are subject to all of the risks normally incident to the exploration for and the production of oil and gas, including well blowouts, cratering, explosions, oil spills, releases of gas or well fluids, fires, pollution and releases of toxic gas, each of which could result in damage to or destruction of oil and gas wells, production facilities or other property, or injury to persons. Our operations in California, including transportation of oil by pipelines within the city and county of Los Angeles, are especially susceptible to damage from earthquakes and involve increased risks of personal injury, property damage and marketing interruptions because of the population density of southern California. We maintain coverage for earthquake damages in California but this coverage may not provide for the full effect of damages that could occur and we may be subject to additional liabilities. Although we maintain insurance coverage considered to be customary in the industry, we are not fully insured against all risks, either because insurance is not available or because of high premium costs. We are self-insured for named windstorms in the U.S. Gulf of Mexico. The occurrence of a significant event that is not fully insured against could have a material adverse effect on our financial position. Our insurance does not cover every potential risk associated with operating our pipelines, including the potential loss of significant revenues. Consistent with insurance coverage generally available to the industry, our insurance policies provide limited coverage for losses or liabilities relating to pollution, with broader coverage for sudden and accidental occurrences.

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

Through our ownership in Lucius, located in the deepwater U.S. Gulf of Mexico, we joined the Lucius and Hadrian working interest partners and executed a unit participation and unit operating agreement effective June 1, 2011. As part of the agreements, we have agreed to share in our portion of certain long lead equipment orders and detailed engineering work.

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

Note 8 — Consolidating Financial Statements

We are the issuer of $600 million of 7 3/4% Senior Notes, $565 million of 10% Senior Notes, $500 million of 7% Senior Notes, $400 million of 7 5/8% Senior Notes due 2018, $400 million of 8 5/8% Senior Notes, $300 million of 7 5/8% Senior Notes due 2020 and $600 million of 6 5/8% Senior Notes as of June 30, 2011, which are jointly and severally guaranteed on a full and unconditional basis by certain of our existing domestic subsidiaries (referred to as “Guarantor Subsidiaries”). Certain of our subsidiaries do not guarantee the Senior Notes (referred to as “Non-Guarantor Subsidiaries”).

PXP Operations LLC. During the first half of 2011, the reverse like-kind exchange arrangements pursuant to Internal Revenue Code Section 1031 were concluded prior to the completion of a like-kind exchange involving any disposition of PXP properties. As a result, the related Eagle Ford Shale properties were transferred from PXP Operations LLC, which was reported as a Non-Guarantor Subsidiary, to PXP and the outstanding notes between PXP Operations LLC and PXP were settled. We have retrospectively adjusted the Issuer and Non-Guarantor Subsidiaries columns of the condensed consolidating balance sheet at December 31, 2010 to reflect the unwind of the reverse like-kind exchange arrangement involving PXP Operations LLC.

The following financial information presents consolidating financial statements, which include:

•	PXP (the “Issuer”);

•	the Guarantor Subsidiaries on a combined basis;

•	the Non-Guarantor Subsidiaries on a combined basis;

•	elimination entries necessary to consolidate the Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries; and

•	PXP on a consolidated basis.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

JUNE 30, 2011

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$4,799	$7	$525	$-	$5,331
Accounts receivable and other current assets	206,271	164,693	29	-	370,993

	211,070	164,700	554	-	376,324

Property and Equipment, at cost
Oil and natural gas properties - full cost method	4,908,895	9,185,787	59,475	-	14,154,157
Other property and equipment	53,131	42,179	48,374	-	143,684

	4,962,026	9,227,966	107,849	-	14,297,841
Less allowance for depreciation, depletion, amortization and impairment	(2,507,360)	(6,206,016)	(59,479)	2,296,904	(6,475,951)

	2,454,666	3,021,950	48,370	2,296,904	7,821,890

Investment in and Advances to Affiliates	4,616,163	(1,796,808)	(69,615)	(2,749,740)	-

Other Assets	838,622	547,606	-	-	1,386,228

	$8,120,521	$1,937,448	$(20,691)	$(452,836)	$9,584,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$389,960	$198,490	$2,180	$-	$590,630
Long-Term Debt	3,637,447	-	-	-	3,637,447
Other Long-Term Liabilities	215,832	67,075	-	-	282,907
Deferred Income Taxes	284,422	279,042	(1,257)	918,391	1,480,598
Stockholders’ Equity	3,592,860	1,392,841	(21,614)	(1,371,227)	3,592,860

	$8,120,521	$1,937,448	$(20,691)	$(452,836)	$9,584,442

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$6,020	$8	$406	$-	$6,434
Accounts receivable and other current assets	262,193	133,761	499	-	396,453

	268,213	133,769	905	-	402,887

Property and Equipment, at cost
Oil and natural gas properties - full cost method	4,498,652	8,721,483	59,475	-	13,279,610
Other property and equipment	49,110	41,736	46,304	-	137,150

	4,547,762	8,763,219	105,779	-	13,416,760
Less allowance for depreciation, depletion, amortization and impairment	(2,421,870)	(5,769,846)	(59,478)	2,055,186	(6,196,008)

	2,125,892	2,993,373	46,301	2,055,186	7,220,752

Investment in and Advances to Affiliates	4,485,838	(1,562,441)	(66,116)	(2,857,281)	-

Other Assets	726,277	545,021	-	-	1,271,298

	$7,606,220	$2,109,722	$(18,910)	$(802,095)	$8,894,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$384,170	$147,246	$2,273	$-	$533,689
Long-Term Debt	3,344,717	-	-	-	3,344,717
Other Long-Term Liabilities	216,755	61,761	-	-	278,516
Deferred Income Taxes	277,613	323,829	(710)	754,318	1,355,050
Stockholders’ Equity	3,382,965	1,576,886	(20,473)	(1,556,413)	3,382,965

	$7,606,220	$2,109,722	$(18,910)	$(802,095)	$8,894,937

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED JUNE 30, 2011

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$328,423	$70,883	$-	$-	$399,306
Gas sales	2,621	111,049	-	-	113,670
Other operating revenues	269	1,540	-	-	1,809

	331,313	183,472	-	-	514,785

Costs and Expenses
Production costs	90,391	52,748	-	-	143,139
General and administrative	19,047	11,663	73	-	30,783
Depreciation, depletion, amortization and accretion	50,397	66,911	-	37,763	155,071
Impairment of oil and gas properties	-	143,173	-	(143,173)	-
Other operating income	-	(303)	-	-	(303)

	159,835	274,192	73	(105,410)	328,690

Income (Loss) from Operations	171,478	(90,720)	(73)	105,410	186,095
Other (Expense) Income
Equity in earnings of subsidiaries	(17,627)	4	-	17,623	-
Interest expense	(393)	(36,159)	(690)	-	(37,242)
Gain on mark-to-market derivative contracts	18,912	-	-	-	18,912
Gain on investment measured at fair value	43,307	-	-	-	43,307
Other income	225	760	11	-	996

Income (Loss) Before Income Taxes	215,902	(126,115)	(752)	123,033	212,068
Income tax (expense) benefit	(91,010)	46,438	395	(42,999)	(87,176)

Net Income (Loss)	$124,892	$(79,677)	$(357)	$80,034	$124,892

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

SIX MONTHS ENDED JUNE 30, 2011

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$605,817	$125,332	$-	$-	$731,149
Gas sales	5,990	204,482	-	-	210,472
Other operating revenues	505	2,973	-	-	3,478

	612,312	332,787	-	-	945,099

Costs and Expenses
Production costs	168,736	96,410	-	-	265,146
General and administrative	41,751	24,790	265	-	66,806
Depreciation, depletion, amortization and accretion	97,193	125,229	-	71,449	293,871
Impairment of oil and gas properties	-	313,167	-	(313,167)	-
Other operating income	-	(607)	-	-	(607)

	307,680	558,989	265	(241,718)	625,216

Income (Loss) from Operations	304,632	(226,202)	(265)	241,718	319,883
Other (Expense) Income
Equity in earnings of subsidiaries	(35,915)	(4)	-	35,919	-
Interest expense	(957)	(67,229)	(1,460)	-	(69,646)
Loss on mark-to-market derivative contracts	(32,084)	-	-	-	(32,084)
Gain on investment measured at fair value	110,561	-	-	-	110,561
Other income (expense)	695	956	(101)	-	1,550

Income (Loss) Before Income Taxes	346,932	(292,479)	(1,826)	277,637	330,264
Income tax (expense) benefit	(151,061)	108,434	684	(92,450)	(134,393)

Net Income (Loss)	$195,871	$(184,045)	$(1,142)	$185,187	$195,871

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2011

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$195,871	$(184,045)	$(1,142)	$185,187	$195,871
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization, accretion and impairment	97,193	438,396	-	(241,718)	293,871
Equity in earnings of subsidiaries	35,915	4	-	(35,919)	-
Deferred income tax expense (benefit)	14,895	(44,787)	(547)	164,073	133,634
Loss on mark-to-market derivative contracts	32,084	-	-	-	32,084
Gain on investment measured at fair value	(110,561)	-	-	-	(110,561)
Non-cash compensation	20,771	7,260	-	-	28,031
Other non-cash items	608	(977)	67	-	(302)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	11,694	(33,567)	403	-	(21,470)
Accounts payable and other liabilities	(26,391)	12,265	23	-	(14,103)
Income taxes receivable/payable	40,370	-	-	-	40,370

Net cash provided by (used in) operating activities	312,449	194,549	(1,196)	71,623	577,425

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(396,404)	(403,651)	(115)	-	(800,170)
Acquisition of oil and gas properties	(7,086)	(25,370)	-	-	(32,456)
Proceeds from sales of oil and gas properties, net of costs and expenses	11,987	-	-	-	11,987
Derivative settlements	(30,039)	-	-	-	(30,039)
Additions to other property and equipment	(4,021)	(443)	(2,070)	-	(6,534)

Net cash used in investing activities	(425,563)	(429,464)	(2,185)	-	(857,212)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facilities	2,679,200	-	-	-	2,679,200
Repayments of revolving credit facilities	(2,989,200)	-	-	-	(2,989,200)
Proceeds from issuance of Senior Notes	600,000	-	-	-	600,000
Costs incurred in connection with financing arrangements	(11,320)	-	-	-	(11,320)
Investment in and advances to affiliates	(166,791)	234,914	3,500	(71,623)	-
Other	4	-	-	-	4

Net cash provided by financing activities	111,893	234,914	3,500	(71,623)	278,684

Net (decrease) increase in cash and cash equivalents	(1,221)	(1)	119	-	(1,103)
Cash and cash equivalents, beginning of period	6,020	8	406	-	6,434

Cash and cash equivalents, end of period	$4,799	$7	$525	$-	$5,331

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2010

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$103,903	$43,234	$(57,820)	$14,586	$103,903
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization, accretion and impairment	115,318	62,962	59,475	76,741	314,496
Equity in earnings of subsidiaries	43,883	10	-	(43,893)	-
Deferred income tax (benefit) expense	(263,821)	76,251	(2,992)	276,389	85,827
Debt extinguishment costs	728	-	-	-	728
Gain on mark-to-market derivative contracts	(65,840)	-	-	-	(65,840)
Non-cash compensation	17,722	5,233	-	-	22,955
Other non-cash items	2,659	(1,185)	198	-	1,672
Change in assets and liabilities from operating activities
Accounts receivable and other assets	28,972	(2,870)	1,129	-	27,231
Accounts payable and other liabilities	(16,092)	(15,290)	17	-	(31,365)
Income taxes receivable/payable	14,825	-	-	-	14,825

Net cash (used in) provided by operating activities	(17,743)	168,345	7	323,823	474,432

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(255,650)	(299,751)	(2,985)	-	(558,386)
Acquisition of oil and gas properties	(59)	43,982	-	-	43,923
Proceeds from sales of oil and gas properties	7,230	-	-	-	7,230
Derivative settlements	(16,153)	-	-	-	(16,153)
Additions to other property and equipment	(1,447)	(1)	(2,946)	-	(4,394)

Net cash used in investing activities	(266,079)	(255,770)	(5,931)	-	(527,780)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facilities	860,455	-	-	-	860,455
Repayments of revolving credit facilities	(1,090,455)	-	-	-	(1,090,455)
Proceeds from issuance of Senior Notes	300,000	-	-	-	300,000
Costs incurred in connection with financing arrangements	(5,932)	-	-	-	(5,932)
Investment in and advances to affiliates	229,851	87,422	6,550	(323,823)	-

Net cash provided by financing activities	293,919	87,422	6,550	(323,823)	64,068

Net increase (decrease) in cash and cash equivalents	10,097	(3)	626	-	10,720
Cash and cash equivalents, beginning of period	1,304	11	544	-	1,859

Cash and cash equivalents, end of period	$11,401	$8	$1,170	$-	$12,579

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

General

We follow the full cost method of accounting whereby all costs associated with property acquisition, exploration and development activities are capitalized. Our revenues are derived from the sale of oil, gas and natural gas liquids. We recognize revenues when our production is sold and title is transferred. Our revenues are highly dependent upon the prices of, and demand for, oil and gas. The markets for oil and gas have historically been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas and our levels of production are subject to wide fluctuations and depend on numerous factors beyond our control, including supply and demand, economic conditions, foreign imports, the actions of OPEC, political conditions in other oil-producing countries, and governmental regulation, legislation and policies. Under the SEC’s full cost accounting rules, we review the carrying value of our proved oil and gas properties each quarter. These rules generally require that we price our future oil and gas production at the twelve-month average first-day-of-the-month reference prices as adjusted for location and quality differentials to determine a ceiling value of our properties. These prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including derivative contracts that qualify and are designated for hedge accounting treatment. The derivative instruments we have in place are not classified as hedges for accounting purposes. The rules require an impairment if our capitalized costs exceed the allowed “ceiling”. At June 30, 2011, the ceiling with respect to our domestic oil and gas properties exceeded the net capitalized costs of those properties by approximately 30%.

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

Results Overview

For the six months ended June 30, 2011, we reported net income of $195.9 million, or $1.37 per diluted share, compared to net income of $103.9 million, or $0.73 per diluted share, for the six months ended June 30, 2010. The increase primarily reflects higher oil prices and a gain on our investment in McMoRan partially offset by a loss on mark-to-market derivative contracts. Additionally in 2010, an impairment of oil and gas properties was recorded. Significant transactions which affect comparisons between the periods include the divestment of our U.S. Gulf of Mexico shallow water shelf properties to McMoRan and the acquisition of Eagle Ford Shale properties during the fourth quarter 2010.

Results of Operations

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a BOE basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales Volumes
Oil and liquids sales (MBbls)	4,416	4,131	8,382	8,201
Gas (MMcf)
Production	27,405	22,110	51,635	44,123
Used as fuel	534	480	1,055	958
Sales	26,871	21,630	50,580	43,165
MBOE
Production	8,984	7,816	16,988	15,554
Sales	8,894	7,736	16,812	15,395
Daily Average Volumes
Oil and liquids sales (Bbls)	48,524	45,395	46,308	45,307
Gas (Mcf)
Production	301,162	242,961	285,280	243,773
Used as fuel	5,874	5,272	5,831	5,292
Sales	295,288	237,689	279,449	238,481
BOE
Production	98,718	85,889	93,855	85,935
Sales	97,739	85,010	92,883	85,053
Unit Economics (in dollars)
Average NYMEX Prices
Oil	$102.34	$78.05	$98.50	$78.46
Gas	4.32	4.09	4.20	4.67
Average Realized Sales Price
Before Derivative Transactions
Oil (per Bbl)	$90.42	$66.87	$87.23	$67.34
Gas (per Mcf)	4.23	4.05	4.16	4.52
Per BOE	57.68	47.05	56.01	48.57
Costs and Expenses per BOE
Production costs
Lease operating expenses	$9.23	$7.44	$9.19	$7.80
Steam gas costs	1.90	1.99	1.94	2.27
Electricity	1.17	1.44	1.20	1.37
Production and ad valorem taxes	1.90	0.49	1.69	0.80
Gathering and transportation	1.89	1.67	1.76	1.45
DD&A (oil and gas properties)	16.28	15.33	16.28	15.33

The following table reflects cash (payments) receipts made with respect to derivative contracts during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Oil derivatives	$(15,018)	$(17,854)	$(30,659)	$(32,403)
Natural gas derivatives	-	11,161	620	16,250

	$(15,018)	$(6,693)	$(30,039)	$(16,153)

Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010

Oil and gas revenues. Oil and gas revenues increased $149.1 million, to $513.0 million for 2011 from $363.9 million for 2010 due to higher average realized prices and higher sales volumes.

Oil revenues increased $123.0 million to $399.3 million for 2011 from $276.3 million for 2010 reflecting higher average realized prices ($97.3 million) and higher sales volumes ($25.7 million). Our average realized price for oil increased $23.55 per Bbl to $90.42 per Bbl for 2011 from $66.87 per Bbl for 2010. Oil sales volumes increased 3.1 MBbls per day to 48.5 MBbls per day in 2011 from 45.4 MBbls per day in 2010, primarily reflecting increased production from our Panhandle properties and our Eagle Ford Shale acquisition, partially offset by a production decrease due to the December 2010 divestment of our Gulf of Mexico shallow water properties. Excluding the impact of our divestment in 2010, production increased 5.4 MBbls per day in 2011.

We have entered into a new marketing contract with ConocoPhillips effective January 1, 2012 for our California crude oil production that extends the dedication from January 1, 2015 to January 1, 2023 and replaces the percent of NYMEX index pricing with a market-based pricing approach. Due to this and other new marketing contracts, we expect oil price realizations on a significant portion of our crude oil production to increase beginning in 2012.

Gas revenues increased $26.0 million to $113.7 million in 2011 from $87.7 million in 2010 reflecting higher sales volumes ($22.2 million) and higher average realized prices ($3.8 million). Gas sales volumes increased 57.6 MMcf per day to 295.3 MMcf per day in 2011 from 237.7 MMcf per day in 2010, primarily reflecting increased production from our Haynesville Shale and Panhandle properties partially offset by a production decrease due to the December 2010 divestment of our Gulf of Mexico shallow water properties. Excluding the impact of our divestment in 2010, sales increased 93.9 MMcf per day in 2011. Our average realized price for gas was $4.23 per Mcf in 2011 compared to $4.05 per Mcf in 2010.

Lease operating expenses. Lease operating expenses increased $24.6 million, to $82.1 million in 2011 from $57.5 million in 2010, reflecting an increased number of producing wells at our Eagle Ford Shale and Panhandle properties and higher scheduled repair and maintenance and well workovers primarily at our California properties.

Production and ad valorem taxes. Production and ad valorem taxes increased $13.1 million, to $16.9 million in 2011 from $3.8 million in 2010, reflecting higher ad valorem taxes at our California and Haynesville Shale properties. The increase in production taxes in 2011 compared to 2010 results from production tax abatements recorded in 2010 and increased production primarily from our Panhandle properties in 2011.

Gathering and transportation expense. Gathering and transportation expenses increased $3.9 million, to $16.8 million in 2011 from $12.9 million in 2010, primarily reflecting an increase in production from our Haynesville Shale properties.

Depreciation, depletion and amortization. DD&A expense increased $27.0 million, to $150.8 million in 2011 from $123.8 million in 2010. The increase is attributable to our oil and gas depletion, primarily due to increased production ($19.0 million) and a higher per unit rate ($7.4 million). Our oil and gas unit of production rate increased to $16.28 per BOE in 2011 compared to $15.33 per BOE in 2010.

Impairment of oil and gas properties. During the three months ended June 30, 2010, we completed our interpretation of seismic and drilling data from our two offshore Vietnam exploratory wells and decided not to pursue additional exploratory activities in this area. The costs related to Vietnam oil and gas properties not subject to amortization were transferred to our Vietnam full cost pool where they were subject to the ceiling test limitation. Because our Vietnam full cost pool had no associated proved oil and gas reserves, we recorded a non-cash pre-tax impairment charge of $59.5 million.

Interest expense. Interest expense increased $9.2 million, to $37.2 million in 2011 from $28.0 million in 2010, primarily due to greater average debt outstanding partially offset by lower average interest rates and higher capitalized interest. Interest expense is net of interest capitalized on oil and natural gas properties not subject to amortization but in the process of development. We capitalized $33.5 million and $32.1 million of interest in 2011 and 2010, respectively.

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

We recognized an $18.9 million gain related to mark-to-market derivative contracts in the second quarter of 2011, which was primarily associated with an increase in the fair value of our 2011 crude oil and natural gas collars due to lower forward prices. In the second quarter of 2010, we recognized a $58.0 million gain related to mark-to-market derivative contracts.

Gain on investment measured at fair value. At June 30, 2011, we owned 51.0 million shares of McMoRan common stock. We are deemed to exercise significant influence over the operating and investing policies of McMoRan but do not have control. We have elected to measure our equity investment in McMoRan at fair value, and the change in fair value of our investment is recognized as gain on investment measured at fair value in our income statement.

We recognized a $43.3 million gain in the second quarter of 2011 related to our McMoRan investment, which was primarily associated with (i) an increase in McMoRan’s stock price and (ii) a lower discount on the marketability of the shares due to a reduced term on the restrictions and lower volatility of the instrument.

Income taxes. For the second quarter of 2011, income tax expense was approximately 41% of pre-tax income. The variance between this effective tax rate and the 35% federal statutory rate results primarily from the tax effects of estimated annual permanent differences including (i) expenses that are not deductible because of IRS limitations and (ii) state income taxes.

For the second quarter of 2010, income tax expense was approximately 50% of pre-tax income. The effective tax rate of 50% resulted primarily from expenses that are not deductible because of IRS limitations and state income taxes partially offset by a tax benefit related to the impairment of our Vietnam oil and gas properties.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

Oil and gas revenues. Oil and gas revenues increased $193.9 million, to $941.6 million for 2011 from $747.7 million for 2010 primarily due to higher average realized oil prices and higher sales volumes partially offset by lower average realized gas prices.

Oil revenues increased $178.8 million to $731.1 million for 2011 from $552.3 million for 2010 reflecting higher average realized prices ($163.1 million) and higher sales volumes ($15.7 million). Our average realized price for oil increased $19.89 per Bbl to $87.23 per Bbl for 2011 from $67.34 per Bbl for 2010.

We have entered into a new marketing contract with ConocoPhillips effective January 1, 2012 for our California crude oil production that extends the dedication from January 1, 2015 to January 1, 2023 and replaces the percent of NYMEX index pricing with a market-based pricing approach. Due to this and other new marketing contracts, we expect oil price realizations on a significant portion of our crude oil production to increase beginning in 2012.

Gas revenues increased $15.1 million to $210.5 million in 2011 from $195.4 million in 2010 reflecting higher sales volumes ($30.9 million), partially offset by lower average realized prices ($15.8 million). Gas sales volumes increased 40.9 MMcf per day to 279.4 MMcf per day in 2011 from 238.5 MMcf per day in 2010, primarily reflecting increased production from our Haynesville Shale and Panhandle properties partially offset by a production decrease due to the December 2010 divestment of our Gulf of Mexico shallow water properties. Excluding the impact of our divestment in 2010, sales increased 83.8 MMcf per day in 2011. Our average realized price for gas was $4.16 per Mcf in 2011 compared to $4.52 per Mcf in 2010.

Lease operating expenses. Lease operating expenses increased $34.4 million, to $154.4 million in 2011 from $120.0 million in 2010, reflecting an increased number of producing wells at our Eagle Ford Shale and Panhandle properties and higher scheduled repair and maintenance primarily at our California properties.

Production and ad valorem taxes. Production and ad valorem taxes increased $16.1 million, to $28.4 million in 2011 from $12.3 million in 2010, reflecting higher ad valorem taxes at our California and Haynesville Shale properties. The increase in production taxes in 2011 compared to 2010 results from production tax abatements recorded in 2010 and increased production primarily from our Panhandle properties in 2011.

Gathering and transportation expense. Gathering and transportation expenses increased $7.3 million, to $29.6 million in 2011 from $22.3 million in 2010, primarily reflecting an increase in production from our Haynesville Shale properties.

Depreciation, depletion and amortization. DD&A expense increased $39.1 million, to $285.3 million in 2011 from $246.2 million in 2010. The increase is attributable to our oil and gas depletion, primarily due to increased production ($23.3 million) and a higher per unit rate ($14.8 million). Our oil and gas unit of production rate increased to $16.28 per BOE in 2011 compared to $15.33 per BOE in 2010.

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

Interest expense. Interest expense increased $20.5 million, to $69.6 million in 2011 from $49.1 million in 2010, primarily due to greater average debt outstanding and lower capitalized interest partially offset by lower average interest rates. Interest expense is net of interest capitalized on oil and natural gas properties not subject to amortization but in the process of development. We capitalized $64.6 million and $66.4 million of interest in 2011 and 2010, respectively.

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

We recognized a $32.1 million loss related to mark-to-market derivative contracts in the six months ended June 30, 2011, which was primarily associated with a decrease in fair value of our 2011 and 2012 crude oil puts due to higher crude oil forward prices partially offset by an increase in fair value of our 2011 natural gas collars due to lower natural gas forward prices. In the six months ended June 30, 2010, we recognized a $65.8 million gain related to mark-to-market derivative contracts.

Gain on investment measured at fair value. At June 30, 2011, we owned 51.0 million shares of McMoRan common stock. We are deemed to exercise significant influence over the operating and investing policies of McMoRan but do not have control. We have elected to measure our equity investment in McMoRan at fair value, and the change in fair value of our investment is recognized as gain on investment measured at fair value in our income statement.

We recognized a $110.6 million gain in the six months ended June 30, 2011 related to our McMoRan investment, which was primarily associated with (i) a lower discount on the marketability of the shares due to a reduced term on the restrictions and lower volatility of the instrument and (ii) an increase in McMoRan’s stock price.

Income taxes. For the six months ended June 30, 2011, our income tax expense was approximately 41% of pre-tax income. The variance between this effective tax rate and the 35% federal statutory rate results primarily from the tax effects of estimated annual permanent differences including (i) expenses that are not deductible because of IRS limitations and (ii) state income taxes.

For the six months ended June 30, 2010, our income tax expense was approximately 47% of pre-tax income. The effective tax rate of 47% resulted primarily from expenses that are not deductible because of IRS limitations, state income taxes and adjustments to deferred taxes for differences in the reporting of stock-based compensation expense for financial statement and income tax reporting purposes partially offset by a tax benefit related to the impairment of our Vietnam oil and gas properties.

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

Our primary sources of liquidity are cash generated from our operations, our senior revolving credit facility and periodic public offerings of debt and equity. At June 30, 2011, we had approximately $1.1 billion available for future secured borrowings under our senior revolving credit facility, which had aggregate commitments and a borrowing base of $1.4 billion and $1.8 billion, respectively. Declines in oil and gas prices may adversely affect our liquidity by lowering the amount of the borrowing base that lenders are willing to extend.

The commitments of each lender to make loans to us are several and not joint under our senior revolving credit facility. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the credit facility. At June 30, 2011, the commitments are from a diverse syndicate of 21 lenders and no single lender’s commitment represented more than 7% of the total commitments.

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

We have made and will continue to make substantial capital expenditures for the acquisition, development, exploration and production of oil and gas. In August 2011, we revised our 2011 capital budget to $1.5 billion from $1.2 billion. The increase reflects our accelerated drilling activity in the Eagle Ford Shale and a higher than originally planned rig count in the Haynesville Shale. We intend to fund our 2011 capital budget from internally generated funds and borrowings under our senior revolving credit facility. In addition, we could curtail the portion of our capital expenditures that is discretionary if our cash flows decline from expected levels.

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

Working Capital

At June 30, 2011, we had a working capital deficit of approximately $214.3 million. We generally have a working capital deficit because we use excess cash to pay down borrowings under our senior revolving credit facility. Our working capital fluctuates for various reasons, including the fair value of our commodity derivative instruments and stock appreciation rights.

Financing Activities

Senior Revolving Credit Facility. In April 2011, our borrowing base increased to $1.8 billion from $1.45 billion. The commitments remained unchanged at $1.4 billion. In May 2011, we entered into an amendment to our senior revolving credit facility. The amendment adjusted our borrowing rates and the maturity date was extended to May 4, 2016. The borrowing base will be redetermined on an annual basis, with us and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on our oil and gas properties, reserves, other indebtedness and other relevant factors. Additionally, our senior revolving credit facility contains a $250 million limit on letters of credit and a $50 million commitment for swingline loans. At June 30, 2011, our availability for future secured borrowings under our senior revolving credit facility was approximately $1.1 billion and we had $310 million in outstanding borrowings and $1.2 million in letters of credit outstanding under our senior revolving credit facility. The daily average outstanding balance for the three and six months ended June 30, 2011 was $216.0 million and $424.2 million, respectively.

Amounts borrowed under our senior revolving credit facility, as amended, bear an interest rate, at our election, equal to either: (i) the Eurodollar rate, which is based on LIBOR, plus an additional variable amount ranging from 1.50% to 2.50%; (ii) a variable amount ranging from 0.50% to 1.50% plus the greater of (1) the prime rate, as determined by JPMorgan Chase Bank, (2) the federal funds rate, plus  1/2 of 1%, and (3) the adjusted LIBOR plus 1%; or (iii) the overnight federal funds rate plus an additional variable amount ranging from 1.50% to 2.50% for swingline loans. The additional variable amount of interest payable on outstanding borrowings is based on the utilization rate as a percentage of the total amount of funds borrowed under our senior revolving credit facility to the borrowing base. Letter of credit fees under our senior revolving credit facility are based on the utilization rate and range from 1.50% to 2.50%. Commitment fees range from 0.375% to 0.50% of amounts available for borrowing.

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

Short-term Credit Facility. We have an uncommitted short-term unsecured credit facility under which we may make borrowings from time to time, until June 1, 2012, not to exceed at any time the maximum principal amount of $75.0 million. No advance under the short-term facility may have a term exceeding 14 days and all amounts outstanding are due and payable no later than June 1, 2012. Each advance under the short-term facility shall bear interest at a rate per annum mutually agreed on by the bank and us.

We borrow under our short-term facility to fund our working capital needs. The funding requirements are typically generated due to the timing differences between payments and receipts associated with our oil and gas production. We generally pay off the short-term facility with receipts from the sales of our oil and gas production or borrowings under our senior revolving credit facility. No amounts were outstanding under the short-term facility at June 30, 2011. The daily average outstanding balance for the three and six months ended June 30, 2011 was $61.1 million and $57.5 million, respectively.

6  5/8% Senior Notes. In March 2011, we issued $600 million of 6 5/8% Senior Notes at par. We received approximately $590 million of net proceeds, after deducting the underwriting discount and offering expenses. We used the net proceeds to reduce indebtedness outstanding under our senior revolving credit facility and for general corporate purposes. We may redeem all or part of the 6 5/8% Senior Notes on or after May 1, 2016 at specified redemption prices and prior to such date at a “make-whole” redemption price. In addition, prior to May 1, 2014 we may, at our option, redeem up to 35% of the 6 5/8% Senior Notes with the proceeds of certain equity offerings. In the event of a change of control, as defined in the indenture, we will be required to make an offer to repurchase the 6 5/8% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

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

Cash Flows

	Six Months Ended June 30,
	2011	2010
	(in millions)
Cash provided by (used in):
Operating activities	$577.4	$474.4
Investing activities	(857.2)	(527.8)
Financing activities	278.7	64.1

Net cash provided by operating activities was $577.4 million for the six months ended June 30, 2011 compared to $474.4 million for the six months ended June 30, 2010. The increase primarily reflects higher operating income in 2011 as a result of higher average realized oil prices and a $40.4 million refund of income tax paid in prior years.

Net cash used in investing activities of $857.2 million for the six months ended June 30, 2011 primarily reflects additions to oil and gas properties of $800.2 million. Net cash used in investing activities of $527.8 million for the six months ended June 30, 2010 primarily reflects additions to oil and gas properties of $558.4 million, offset by a $43.9 million cash inflow primarily associated with an adjustment to the final settlement of the $1.1 billion payment to Chesapeake Energy Corporation in September 2009 related to the prepayment of the Haynesville drilling carry.

Net cash provided by financing activities of $278.7 million for the six months ended June 30, 2011 primarily reflects proceeds from the $600 million offering of 6 5/8% Senior Notes partially offset by the net reduction in borrowings under our senior revolving credit facility of $310.0 million. Net cash provided by financing activities of $64.1 million for the six months ended June 30, 2010 primarily reflects proceeds from the $300 million offering of 7 5/8% Senior Notes partially offset by the net reduction in borrowings under our senior revolving credit facility of $230.0 million.

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

In May 2011, the FASB issued authoritative guidance amending certain accounting and disclosure requirements related to fair value measurements. The guidance clarifies (i) the requirement that the highest and best use concept is only relevant for measuring nonfinancial assets, (ii) requirements to measure the fair value of instruments classified in shareholders’ equity and (iii) the requirement to disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance also (i) permits a reporting entity to measure the fair value of certain financial assets and liabilities managed in a portfolio at the price that would be received to sell a net asset position or transfer a net liability position for a particular risk, (ii) eliminates premiums or discounts related to size as a characteristic of the reporting entity’s holding and (iii) expands disclosures for fair value measurement. The guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. We are currently evaluating the impact of this guidance.

In June 2011, the FASB issued authoritative guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance requires entities to report components of comprehensive income in either (i) a single continuous statement of comprehensive income or (ii) two separate but consecutive statements. The requirement is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Prior to this guidance, we prepared a separate statement of comprehensive income. We will adopt this guidance in the fourth quarter of 2011 and these provisions will require that we position this statement consecutively to the income statement.

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

•	the success of our derivative activities;

•	the success of our risk management activities;

•	the effects of competition;

•	the availability (or lack thereof) of acquisition, disposition or combination opportunities;

•	the availability (or lack thereof) of capital to fund our business strategy and/or operations;

•	the impact of current and future laws and governmental regulations, including those related to climate change;

•	the effects of future laws and governmental regulation that result from the Macondo accident and oil spill in the U.S. Gulf of Mexico;

•	the value of the common stock of McMoRan and our ability to dispose of those shares;

•	liabilities that are not covered by an effective indemnity or insurance;

•	the ability and willingness of our current or potential counterparties to fulfill their obligations to us or to enter into transactions with us in the future; and

•	general economic, market, industry or business conditions.

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

As of June 30, 2011, we had the following outstanding commodity derivative contracts, all of which settle monthly:

Period	Instrument Type	Daily Volumes	Average Price (1)	Average Deferred Premium	Index
Sales of Crude Oil Production
2011
July - Dec	Put options (2)	31,000 Bbls	$80.00 Floor with a $60.00 Limit	$5.023 per Bbl	WTI
July - Dec	Three-way collars (3)	9,000 Bbls	$80.00 Floor with a $60.00 Limit	$1.00 per Bbl	WTI
$110.00 Ceiling
2012
Jan - Dec	Put options (2)	40,000 Bbls	$80.00 Floor with a $60.00 Limit	$6.087 per Bbl	WTI

Sales of Natural Gas Production
2011
July - Dec	Three-way collars (4)	200,000 MMBtu	$4.00 Floor with a $3.00 Limit	-	Henry Hub
$4.92 Ceiling
2012
Jan - Dec	Put options (5)	160,000 MMBtu	$4.30 Floor with a $3.00 Limit	$0.294 per MMBtu	Henry Hub

(1)	The average strike prices do not reflect the cost to purchase the put options or collars.
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

The fair value of outstanding crude oil and natural gas commodity derivative instruments at June 30, 2011 and the change in fair value that would be expected from a 10% price increase or decrease is shown below (in millions):

		Effect of 10%
	Fair Value Asset	Price Increase	Price Decrease

Crude oil put options	$49	$(19)	$32
Crude oil collars	(1)	(5)	4
Natural gas collars	(2)	(8)	7
Natural gas put options	14	(6)	9

	$60	$(38)	$52

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

Equity Price Risk

We are exposed to market risk because we own an equity investment in McMoRan common stock. See Note 4 – Investment and Note 5 – Fair Value Measurements of Assets and Liabilities in the accompanying financial statements for a discussion of our equity investment. At June 30, 2011, the investment, comprised of 51.0 million shares of McMoRan common stock, was valued at approximately $774.9 million. A 10% change in the underlying equity market price per share would result in a $77.5 million increase or decrease in the fair value of our investment, recognized in the income statement.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of June 30, 2011 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. Other Information

We have entered into a new marketing contract with ConocoPhillips effective January 1, 2012 for our California crude oil production that extends the dedication from January 1, 2015 to January 1, 2023 and replaces the percent of NYMEX index pricing with a market-based pricing approach. Due to this and other new marketing contracts, we expect oil price realizations on a significant portion of our crude oil production to increase beginning in 2012.

ITEM 6. Exhibits

Exhibit No.	Description

4.1

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of May 4, 2011, among Plains Exploration & Production Company, as borrower, each of the lenders that is a signatory thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 5, 2011, File No. 1-31470).

10.1*	Crude Oil Purchase Agreement dated January 1, 2012, between Plains Exploration & Production Company and ConocoPhillips Company.

31.1*	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

Items 1, 1A, 2 and 3 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY

Date: August 4, 2011
	By:	/s/ Winston M. Talbert
Winston M. Talbert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of May 4, 2011, among Plains Exploration & Production Company, as borrower, each of the lenders that is a signatory thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 5, 2011, File No. 1-31470).

10.1*	Crude Oil Purchase Agreement dated January 1, 2012, between Plains Exploration & Production Company and ConocoPhillips Company.

31.1*	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith