Form 10-Q/A
period 2011-06-30
PLAINS EXPLORATION & PRODUCTION CO
filed 2011-09-22
CIK 891456

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A, or the Amendment, amends the Quarterly Report on Form 10-Q of Plains Exploration & Production Company, or PXP, for the quarter ended June 30, 2011, or the Original Filing, that was originally filed with the U.S. Securities and Exchange Commission, or the SEC, on August 4, 2011. The Amendment is being filed to submit an updated Exhibit 10.1 – Crude Oil Purchase Agreement by and between PXP and ConocoPhillips Company, dated as of January 1, 2012, portions of which exhibit have been omitted based upon a request for confidential treatment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as PXP’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, subsequent to the filing of the Original Filing.

ITEM 6 — Exhibits

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

10.1**#	Crude Oil Purchase Agreement dated January 1, 2012, between Plains Exploration & Production Company and ConocoPhillips Company.

31.1**	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed with PXP’s Form 10-Q as filed on August 4, 2011
**	Filed herewith
#	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY

Date: September 22, 2011
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

10.1**#	Crude Oil Purchase Agreement dated January 1, 2012, between Plains Exploration & Production Company and ConocoPhillips Company.

31.1**	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed with PXP’s Form 10-Q as filed on August 4, 2011
**	Filed herewith
#	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC.

4