Form 10-Q
period 2011-09-30
PLAINS EXPLORATION & PRODUCTION CO
filed 2011-11-04
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

  Yes ☐    No ☒

141.0 million shares of Common Stock, $0.01 par value, issued and outstanding at October 31, 2011.

PLAINS EXPLORATION & PRODUCTION COMPANY

(i)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	September 30, 2011	December 31, 2010

ASSETS
Current Assets
Cash and cash equivalents	$11,464	$6,434
Accounts receivable	279,842	269,024
Commodity derivative contracts	49,298	-
Inventories	26,058	24,406
Deferred income taxes	19,945	74,086
Prepaid expenses and other current assets	18,466	28,937

	405,073	402,887

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	11,821,891	9,975,056
Not subject to amortization	2,847,919	3,304,554
Other property and equipment	142,274	137,150

	14,812,084	13,416,760
Less allowance for depreciation, depletion, amortization and impairment	(6,637,010)	(6,196,008)

	8,175,074	7,220,752

Goodwill	535,140	535,144

Commodity Derivative Contracts	17,536	-

Investment	379,417	664,346

Other Assets	71,747	71,808

	$9,583,987	$8,894,937

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$369,784	$284,628
Commodity derivative contracts	4,231	52,971
Royalties and revenues payable	86,409	70,990
Interest payable	78,881	49,127
Other current liabilities	77,767	75,973

	617,072	533,689

Long-Term Debt	3,783,938	3,344,717

Other Long-Term Liabilities
Asset retirement obligation	250,896	225,571
Commodity derivative contracts	-	24,740
Other	9,227	28,205

	260,123	278,516

Deferred Income Taxes	1,406,070	1,355,050

Commitments and Contingencies (Note 7)
Stockholders' Equity
Common stock, $0.01 par value, 250.0 million shares authorized, 143.9 million shares issued at September 30, 2011 and December 31, 2010	1,439	1,439

Additional paid-in capital	3,423,057	3,427,869
Retained earnings	240,291	148,620
Treasury stock, at cost, 2.9 million shares and 3.8 million shares at September 30, 2011 and December 31, 2010, respectively	(148,003)	(194,963)

	3,516,784	3,382,965

	$9,583,987	$8,894,937

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Oil sales	$379,079	$276,423	$1,110,228	$828,690
Gas sales	121,014	110,510	331,486	305,927
Other operating revenues	1,755	890	5,233	1,849

	501,848	387,823	1,446,947	1,136,466

Costs and Expenses
Lease operating expenses	79,987	67,668	234,380	187,707
Steam gas costs	17,015	17,146	49,641	52,166
Electricity	10,112	10,093	30,203	31,242
Production and ad valorem taxes	10,636	9,082	39,084	21,357
Gathering and transportation expenses	15,237	15,311	44,825	37,642
General and administrative	28,158	34,278	94,964	101,969
Depreciation, depletion and amortization	167,894	133,207	453,194	379,410
Impairment of oil and gas properties	-	-	-	59,475
Accretion	4,307	4,420	12,878	13,238
Legal recovery	-	-	-	(8,423)
Other operating income	(50)	(467)	(657)	(4,981)

	333,296	290,738	958,512	870,802

Income from Operations	168,552	97,085	488,435	265,664
Other (Expense) Income
Interest expense	(43,495)	(26,514)	(113,141)	(75,606)
Debt extinguishment costs	-	(461)	-	(1,189)
Gain (loss) on mark-to-market derivative contracts	125,551	(42,600)	93,467	23,240
Loss on investment measured at fair value	(395,490)	-	(284,929)	-
Other income	1,399	1,704	2,949	14,245

(Loss) Income Before Income Taxes	(143,483)	29,214	186,781	226,354
Income tax benefit (expense)
Current	26,718	75,169	25,959	67,759
Deferred	28,469	(85,535)	(105,165)	(171,362)

Net (Loss) Income	$(88,296)	$18,848	$107,575	$122,751

(Loss) Earnings per Share
Basic	$(0.62)	$0.13	$0.76	$0.87
Diluted	$(0.62)	$0.13	$0.75	$0.87
Weighted Average Shares Outstanding
Basic	141,826	140,601	141,500	140,304

Diluted	141,826	141,609	143,351	141,706

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of dollars)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$107,575	$122,751
Items not affecting cash flows from operating activities
Depreciation, depletion and amortization	453,194	379,410
Impairment of oil and gas properties	-	59,475
Accretion	12,878	13,238
Deferred income tax expense	105,165	171,362
Debt extinguishment costs	-	1,189
Gain on mark-to-market derivative contracts	(93,467)	(23,240)
Loss on investment measured at fair value	284,929	-
Non-cash compensation	27,257	36,356
Other non-cash items	(6,332)	2,467
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(21,355)	13,915
Accounts payable and other liabilities	31,975	(39,396)
Income taxes receivable/payable and prepaid	20,831	(60,355)

Net cash provided by operating activities	922,650	677,172

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(1,261,196)	(805,744)
Acquisition of oil and gas properties	(36,750)	35,350
Proceeds from sales of oil and gas properties, net of costs and expenses	11,987	6,350
Derivative settlements	(47,448)	(23,546)
Additions to other property and equipment	(9,454)	(7,115)
Other	1,552	-

Net cash used in investing activities	(1,341,309)	(794,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facilities	4,026,900	1,486,610
Repayments of revolving credit facilities	(4,191,900)	(1,636,610)
Proceeds from issuance of Senior Notes	600,000	300,000
Costs incurred in connection with financing arrangements	(11,320)	(22,649)
Other	9	31

Net cash provided by financing activities	423,689	127,382

Net increase in cash and cash equivalents	5,030	9,849
Cash and cash equivalents, beginning of period	6,434	1,859

Cash and cash equivalents, end of period	$11,464	$11,708

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(share and dollar amounts in thousands)

	Common Stock		Additional Paid-in	Retained Earnings	Treasury Stock
	Shares	Amount	Capital		Shares	Amount	Total
Balance at December 31, 2010	143,924	$1,439	$3,427,869	$148,620	(3,764)	$(194,963)	$3,382,965
Net income	-	-	-	107,575	-	-	107,575
Restricted stock awards	-	-	26,221	-	-	-	26,221
Issuance of treasury stock for restricted stock awards	-	-	(31,033)	(15,857)	876	46,890	-
Exercise of stock options and other	-	-	-	(47)	1	70	23

Balance at September 30, 2011	143,924	$1,439	$3,423,057	$240,291	(2,887)	$(148,003)	$3,516,784

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

Our consolidated financial statements include the accounts of all our wholly owned subsidiaries.  All significant intercompany transactions have been eliminated.  All adjustments, consisting only of normal recurring adjustments that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected.  The results of our operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Asset Retirement Obligation.  The following table reflects the changes in our asset retirement obligation during the nine months ended September 30, 2011 (in thousands):

Asset retirement obligation - December 31, 2010	$239,432
Settlements	(5,111)
Change in estimate	12,417
Accretion expense	12,878
Asset retirement additions	4,822

Asset retirement obligation - September 30, 2011 (1)	$264,438

(1)	$13.5 million is included in other current liabilities.

Earnings Per Share.  For the three and nine months ended September 30, 2011 and 2010 the weighted average shares outstanding for computing basic and diluted earnings per share were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average common shares outstanding - basic	141,826	140,601	141,500	140,304
Unvested restricted stock, restricted stock units and stock options	-	1,008	1,851	1,402

Weighted average common shares outstanding - diluted	141,826	141,609	143,351	141,706

In the three months ended September 30, 2011 and 2010, 2.5 million and 3.2 million restricted stock units, respectively, and in the nine months ended September 30, 2011 and 2010, 1.5 million and 2.0 million restricted stock units, respectively, were excluded in computing diluted earnings per share because they were antidilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method.  In computing earnings per share, no adjustments were made to reported net income.

Inventories.  Oil inventories are carried at the lower of the cost to produce or market value, and materials and supplies inventories are stated at the lower of cost or market with cost determined on an average cost method. At September 30, 2011 and December 31, 2010, inventory consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Oil	$7,658	$6,744
Materials and supplies	18,400	17,662

	$26,058	$24,406

Oil and Natural Gas Properties Not Subject to Amortization.  The costs of unproved oil and natural gas properties are excluded from amortization until the properties are evaluated. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. Unproved properties are assessed periodically, at least annually, to determine whether impairment has occurred. We assess properties on an individual basis or as a group if properties are individually insignificant. The assessment considers the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization. The transfer of costs into the amortization base involves a significant amount of judgment and may be subject to changes over time based on our drilling plans and results, geological and geophysical evaluations, the assignment of proved reserves, availability of capital, and other factors. The timing of these transfers into our amortization base impacts our depreciation, depletion and amortization, or DD&A, rate and full cost ceiling test.

During the third quarter of 2011, we determined not to develop the Friesian prospect and the lease terminated by its terms. The accumulated costs of approximately $460 million associated with the project were transferred to the full cost pool.

Stock-Based Compensation.    Stock-based compensation for the three and nine months ended September 30, 2011 and 2010 was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation included in:
General and administrative expense	$4,847	$12,039	$28,212	$34,960
Lease operating expenses	(5,621)	1,362	(955)	1,396
Oil and natural gas properties	(168)	3,635	7,327	10,598

Total stock-based compensation	$(942)	$17,036	$34,584	$46,954

During the first nine months of 2011, we granted 1.6 million restricted stock units at an average fair value of $37.21 per share and 927 thousand stock appreciation rights with an average exercise price of $37.10 per share.

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

In June 2011, the FASB issued authoritative guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance requires entities to report components of comprehensive income in either (i) a single continuous statement of comprehensive income or (ii) two separate but consecutive statements.  The guidance also requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and other comprehensive income are presented.  The requirement is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  Prior to this guidance, we prepared a separate statement of comprehensive income.  We will adopt this guidance in the fourth quarter of 2011 and these provisions will require that we position this statement consecutively to the income statement.

In September 2011, the FASB issued authoritative guidance permitting companies to make a qualitative assessment of a reporting unit’s fair value prior to performing the two-step goodwill impairment test.  If it is determined through the qualitative assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment.  The guidance is effective for interim and annual goodwill impairment tests performed in fiscal years beginning after December 15, 2011, with early adoption permitted.  We perform our goodwill impairment test annually as of December 31, and we will adopt this guidance in the fourth quarter of 2011.  We do not expect a significant impact on our consolidated financial position, results of operations or cash flows.

Note 2 — Long-Term Debt

At September 30, 2011 and December 31, 2010, long-term debt consisted of (in thousands):

	September 30, 2011	December 31, 2010
Senior revolving credit facility	$455,000	$620,000
7 3/4% Senior Notes due 2015	600,000	600,000
10% Senior Notes due 2016 (1)	534,677	530,812
7% Senior Notes due 2017	500,000	500,000
7 5/8% Senior Notes due 2018	400,000	400,000
8 5/8% Senior Notes due 2019 (2)	394,261	393,905
7 5/8% Senior Notes due 2020	300,000	300,000
6 5/8% Senior Notes due 2021	600,000	-

	$3,783,938	$3,344,717

(1)	The amount is net of unamortized discount of $30.3 million and $34.2 million at September 30, 2011 and December 31, 2010, respectively.
(2)	The amount is net of unamortized discount of $5.7 million and $6.1 million at September 30, 2011 and December 31, 2010, respectively.

Senior Revolving Credit Facility.  In April 2011, our borrowing base increased to $1.8 billion from $1.45 billion.  The commitments remained unchanged at $1.4 billion.  In May 2011, we entered into an amendment to our senior revolving credit facility.  The amendment adjusted our borrowing rates and the maturity date was extended to May 4, 2016.  The borrowing base will be redetermined on an annual basis, with us and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on our oil and gas properties, reserves, other indebtedness and other relevant factors.  Additionally, our senior revolving credit facility contains a $250 million limit on letters of credit and a $50 million commitment for swingline loans.  At September 30, 2011, we had $1.2 million in letters of credit outstanding under our senior revolving credit facility.

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

We borrow under our short-term facility to fund our working capital needs.  The funding requirements are typically generated due to the timing differences between payments and receipts associated with our oil and gas production.  We generally pay off the short-term facility with receipts from the sales of our oil and gas production or borrowings under our senior revolving credit facility.  No amounts were outstanding under the short-term facility at September 30, 2011.  The daily average outstanding balance for the three and nine months ended September 30, 2011 was $52.7 million and $55.9 million, respectively.

6 5/8% Senior Notes.  In March 2011, we issued $600 million of 6 5/8% Senior Notes, or the 6 5/8% Senior Notes, at par.  We received approximately $590 million of net proceeds, after deducting the underwriting discount and offering expenses.  We used the net proceeds to reduce indebtedness outstanding under our senior revolving credit facility and for general corporate purposes.  We may redeem all or part of the 6 5/8% Senior Notes on or after May 1, 2016 at specified redemption prices and prior to such date at a “make-whole” redemption price.  In addition, prior to May 1, 2014 we may, at our option, redeem up to 35% of the 6 5/8% Senior Notes with the proceeds of certain equity offerings.  In the event of a change of control triggering event, as defined in the indenture, we will be required to make an offer to repurchase the 6 5/8% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

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

In September 2011, we realigned our existing 2012 West Texas Intermediate, or WTI, crude oil put option spread contracts that had an $80 per barrel floor price with a $60 per barrel limit on 40,000 barrels of oil per day by acquiring 2012 Brent crude oil three-way collars that have a $100 per barrel floor price with an $80 per barrel limit and a weighted average ceiling price of $120 per barrel.  The realignment eliminated $89.1 million of deferred premiums and interest associated with the previous 2012 WTI crude oil put option spread contracts.  We also paid net upfront premiums of approximately $2.6 million to enter into the 2012 Brent three-way collars.  Additionally, we converted 40,000 of the 160,000 MMBtu per day 2012 natural gas put option spread contracts that had a $4.30 per MMBtu floor price with a $3.00 per MMBtu limit to natural gas three-way collars that have a $4.30 per MMBtu floor price with a $3.00 per MMBtu limit and a weighted average ceiling price of $4.86 per MMBtu and reduced 2012 deferred premiums and interest by approximately $4.1 million.  We also acquired 2013 Brent crude oil put option spread contracts that have a $90 per barrel floor price with a $70 per barrel limit and weighted average deferred premium and interest of $6.237 per barrel on 22,000 barrels of oil per day.

See Note 5 – Fair Value Measurements of Assets and Liabilities, for additional discussion on the fair value measurement of our derivative contracts.

As of September 30, 2011, we had the following outstanding commodity derivative contracts, all of which settle monthly:

Period	Instrument Type	Daily Volumes	Average Price (1)	Average Deferred Premium	Index
Sales of Crude Oil Production
2011
Oct - Dec	Put options (2)	31,000 Bbls	$80.00 Floor with a $60.00 Limit	$5.023 per Bbl	WTI
Oct - Dec	Three-way collars (3)	9,000 Bbls	$80.00 Floor with a $60.00 Limit	$1.00 per Bbl	WTI
$110.00 Ceiling
2012
Jan - Dec	Three-way collars (4)	40,000 Bbls	$100.00 Floor with an $80.00 Limit	-	Brent
$120.00 Ceiling
2013
Jan - Dec	Put options (5)	22,000 Bbls	$90.00 Floor with a $70.00 Limit	$6.237 per Bbl	Brent

Sales of Natural Gas Production
2011
Oct - Dec	Three-way collars (6)	200,000 MMBtu	$4.00 Floor with a $3.00 Limit	-	Henry Hub
$4.92 Ceiling
2012
Jan - Dec	Put options (7)	120,000 MMBtu	$4.30 Floor with a $3.00 Limit	$0.298 per MMBtu	Henry Hub
Jan - Dec	Three-way collars (8)	40,000 MMBtu	$4.30 Floor with a $3.00 Limit	-	Henry Hub
$4.86 Ceiling

(1)	The average strike prices do not reflect any premiums to purchase the put options or collars.
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

(4)

If the index price is less than the $100 per barrel floor, we receive the difference between the $100 per barrel floor and the index price up to a maximum of $20 per barrel.  We pay the difference between the index price and $120 per barrel if the index price is greater than the $120 per barrel ceiling.  If the index price is at or above $100 per barrel but at or below $120 per barrel, no cash settlement is required.

(5)

If the index price is less than the $90 per barrel floor, we receive the difference between the $90 per barrel floor and the index price up to a maximum of $20 per barrel less the option premium.  If the index price is at or above $90 per barrel, we pay only the option premium.

(6)

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

(7)

If the index price is less than the $4.30 per MMBtu floor, we receive the difference between the $4.30 per MMBtu floor and the index price up to a maximum of $1.30 per MMBtu less the option premium.  If the index price is at or above $4.30 per MMBtu, we pay only the option premium.

(8)

If the index price is less than the $4.30 per MMBtu floor, we receive the difference between the $4.30 per MMBtu floor and the index price up to a maximum of $1.30 per MMBtu.  We pay the difference between the index price and $4.86 per MMBtu if the index price is greater than the $4.86 per MMBtu ceiling.  If the index price is at or above $4.30 per MMBtu but at or below $4.86 per MMBtu, no cash settlement is required.

Balance Sheet

At September 30, 2011 and December 31, 2010, we had the following outstanding commodity derivative contracts recorded in our balance sheet (in thousands):

		Estimated Fair Value
		September 30, 2011	December 31, 2010
Instrument Type	Balance Sheet Classification
Crude oil puts	Commodity derivative contracts - current assets	$13,258	$23,910
Crude oil collars	Commodity derivative contracts - current assets	40,829	-
Natural gas puts	Commodity derivative contracts - current assets	13,197	-
Natural gas collars	Commodity derivative contracts - current assets	7,433	-
Crude oil collars	Commodity derivative contracts - current liabilities	-	(317)
Natural gas collars	Commodity derivative contracts - current liabilities	-	(10,469)
Crude oil puts	Commodity derivative contracts - non-current assets	57,879	64,266
Crude oil collars	Commodity derivative contracts - non-current assets	8,055	-
Natural gas puts	Commodity derivative contracts - non-current assets	4,065	15,254
Natural gas collars	Commodity derivative contracts - non-current assets	29	-

Total derivative instruments		$144,745	$92,644

The following table provides supplemental information to reconcile the fair value of our derivative contracts to our balance sheet at September 30, 2011 and December 31, 2010, considering the deferred premiums, accrued interest and related settlement payable/receivable amounts which are not included in the fair value amounts disclosed in the table above (in thousands):

	September 30,	December 31,
	2011	2010
Net fair value asset	$144,745	$92,644
Deferred premium and accrued interest on derivative contracts	(77,417)	(164,155)
Settlement payable	(4,941)	(6,200)
Settlement receivable	216	-

Net commodity derivative asset (liability)	$62,603	$(77,711)

Commodity derivative contracts - current asset	$49,298	$-
Commodity derivative contracts - non-current asset	17,536	-
Commodity derivative contracts - current liability	(4,231)	(52,971)
Commodity derivative contracts - non-current liability	-	(24,740)

	$62,603	$(77,711)

We present the fair value of our derivative contracts on a net basis where the right of offset is provided for in our counterparty agreements.

Income Statement

During the three and nine months ended September 30, 2011 and 2010, pre-tax amounts recognized in our income statements for derivative transactions were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gain (loss) on mark-to-market derivative contracts	$125,551	$(42,600)	$93,467	$23,240

Cash Payments and Receipts

During the nine months ended September 30, 2011 and 2010, cash (payments) receipts for derivatives were as follows (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Oil derivatives	$(48,482)	$(50,257)
Natural gas derivatives	1,034	26,711

	$(47,448)	$(23,546)

Credit Risk

We generally do not require collateral or other security to support derivative instruments subject to credit risk.  However, the agreements with each of the counterparties to our derivative instruments contain netting provisions within the agreements.  If a default occurs under the agreements, the non-defaulting party can offset the amount payable to the defaulting party under the derivative contracts with the amount due from the defaulting party under the derivative contracts.  As a result of the netting provisions under the agreements, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts.  The maximum amount of loss due to credit risk that we would have incurred if all the counterparties to our derivative contracts failed to perform according to the terms of the derivative contracts at September 30, 2011 was $68.6 million.

Contingent Features

As of September 30, 2011, the counterparties to our commodity derivative contracts consisted of eight financial institutions.  Our counterparties or their affiliates are generally also lenders under our senior revolving credit facility.  As a result, the counterparties to our derivative agreements share in the collateral supporting our senior revolving credit facility.  Therefore, we are not generally required to post additional collateral under our derivative agreements.

Certain of our derivative agreements contain cross default and acceleration provisions relative to our material debt agreements.  If we were to default on any of our material debt agreements, it would be a violation of these provisions, and the counterparties to our derivative agreements could request immediate payment on derivative instruments that are in a net liability position at that time.  As of September 30, 2011, we were in a net liability position with one of the counterparties to our derivative instruments, totaling $4.2 million.

Note 4 — Investment

At September 30, 2011, we owned 51.0 million shares of McMoRan Exploration Co. common stock, approximately 31.6% of their common shares outstanding.  In December 2010, we acquired the McMoRan common stock and other consideration in exchange for all of our interests in our U.S. Gulf of Mexico leasehold located in less than 500 feet of water.  We entered into a stockholder agreement with McMoRan requiring us to refrain from certain activities that could be undertaken to acquire control of McMoRan and from transferring any McMoRan shares for one year after closing (subject to certain exceptions).  After one year from the acquisition date, we may sell shares of McMoRan common stock pursuant to underwritten offerings, in periodic sales under a shelf registration statement filed by McMoRan (subject to certain volume limitations), pursuant to the exercise of piggyback registration rights or as otherwise permitted by applicable law.

We are deemed to exercise significant influence over the operating and investing policies of McMoRan but do not have control.  We have elected to measure our equity investment in McMoRan at fair value, and the change in fair value of our investment is recognized as a gain or loss on investment measured at fair value in our income statement.  We believe that using fair value as a measurement basis for our investment is useful to our investors because our earnings on the investment will be dependent on the fair value on the date we divest the shares.  At September 30, 2011, the McMoRan shares were valued at approximately $379.4 million, based on McMoRan’s closing stock price of $9.93 on September 30, 2011, discounted to reflect certain restrictions on the marketability of the McMoRan shares.  During the three and nine months ended September 30, 2011, we recorded unrealized losses of $395.5 million and $284.9 million, respectively, on our investment.

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

Nine Months Ended September 30, 2011 (1)
Results of Operations
Revenues	$136,984
Operating loss	(13,215)
Loss from continuing operations	(15,797)
Net loss applicable to common stock	(27,545)

(1)	Amounts represent our 31.6% equity ownership in McMoRan.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our commodity derivative instruments and investment are recorded at fair value on a recurring basis in our balance sheet with the changes in fair value recorded in our income statement.  The following table presents, for each fair value hierarchy level, our commodity derivative assets and liabilities and our investment measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

	Identical Assets	Identical Assets	Identical Assets	Identical Assets
		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011
Commodity derivative contracts (1)
Crude oil puts	$71,137	$-	$13,255	$57,882
Crude oil collars	48,884	-	3,716	45,168
Natural gas puts	17,262	-	-	17,262
Natural gas collars	7,462	-	3,123	4,339
Investment (2)	379,417	-	-	379,417

	$524,162	$-	$20,094	$504,068

December 31, 2010
Commodity derivative contracts (1)
Crude oil puts	$88,176	$-	$88,176	$-
Crude oil collars	(317)	-	(317)	-
Natural gas puts	15,254	-	-	15,254
Natural gas collars	(10,469)	-	-	(10,469)
Investment (2)	664,346	-	-	664,346

	$756,990	$-	$87,859	$669,131

(1)

Option premium and accrued interest of $77.4 million and $164.2 million at September 30, 2011 and December 31, 2010, respectively, settlement payable of $4.9 million and $6.2 million at September 30, 2011 and December 31, 2010, respectively, and settlement receivable of $0.2 million at September 30, 2011 are not included in the fair value of derivatives.

(2)	Represents our equity investment in McMoRan which would otherwise be reported under the equity method of accounting.

The fair value amounts of our derivative instruments are estimated using an option-pricing model, which uses various inputs including NYMEX and IntercontinentalExchange, or ICE, price quotations, volatilities, interest rates and contract terms.  We adjust the valuations from the model for credit quality, using the counterparties’ credit quality for asset balances and our credit quality for liability balances.  For asset balances, we use the credit default swap value for counterparties when available or the spread between the risk-free interest rate and the yield on the counterparties’ publicly traded debt for similar maturities.  We consider the impact of netting agreements on counterparty credit risk, including whether the position with the counterparty is a net asset or net liability.

We classify derivatives that have identical assets or liabilities with quoted, unadjusted prices in active markets as Level 1.  We classify derivatives as Level 2 if the inputs used in the valuation model are directly or indirectly observable for substantially the full term of the instrument; however, if the significant inputs are not observable for substantially the full term of the instrument, we classify those derivatives as Level 3.  We determine whether the market for our derivative instruments is active or inactive based on transaction volume for such instruments and classify as Level 3 those instruments that are not actively traded.  For these inputs, we utilize pricing and volatility information from other instruments with similar characteristics and extrapolate and/or interpolate data between data points for thinly traded instruments.  As of September 30, 2011, our 2011 crude oil put options and crude oil collars and certain of our 2011 natural gas collars are classified as Level 2, certain of our 2011 natural gas collars are classified as Level 3 and all of our 2012 and 2013 contracts are classified as Level 3 instruments.

We determine the fair value of our investment by applying a discount for lack of marketability at the reporting date.  The discount factor for lack of marketability is determined by utilizing both Protective put and Asian put option models.  Both of these options are valued using a Black-Scholes option-pricing model which utilizes various inputs including the closing price of the McMoRan common stock, term of the restrictions, implied volatility of the instrument, number of shares being valued, length of time that would be necessary to dispose of our investment, expected dividend and risk-free interest rates.  As of September 30, 2011, we have classified our investment as Level 3 since the fair value is determined by utilizing significant inputs that are unobservable.

We determine the appropriate level for each financial asset and liability on a quarterly basis and recognize any transfers at the beginning of the reporting period.

The following table presents a reconciliation of changes in fair value of financial assets and liabilities classified as Level 3 for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011		2010
	Commodity Derivatives (1)	Investment	Commodity Derivatives (1)
Fair value at beginning of period	$4,785	$664,346	$14,312
Transfers (2)	6,962	-	-
Realized and unrealized gains and losses included in earnings (3)	65,266	(284,929)	24,455
Purchases	47,948	-	-
Settlements	(310)	-	(27,488)

Fair value at end of period	$124,651	$379,417	$11,279

Change in unrealized gains and losses relating to assets and liabilities held as of the end of the period (3)	$63,706	$(284,929)	$9,767

(1)	Deferred option premiums and interest are not included in the fair value of derivatives.
(2)	During the third quarter of 2011, the inputs used to value certain of our 2011 natural gas collars were directly or indirectly observable and those contracts were transferred to Level 2.
(3)

Realized and unrealized gains and losses included in earnings for the period are reported as gain (loss) on mark-to-market derivative contracts and loss on investment measured at fair value in our income statement for our commodity derivative contracts and our investment, respectively.

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

The following table presents the carrying amounts and fair values of our other financial instruments as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current Liability
Deferred premium and accrued interest on derivative contracts	$24,871	$24,871	$59,895	$59,895
Non-Current Liability
Deferred premium and accrued interest on derivative contracts	52,546	52,546	104,260	104,260
Long-Term Debt
Senior revolving credit facility	455,000	455,000	620,000	620,000
7 3/4% Senior Notes	600,000	618,000	600,000	625,500
10% Senior Notes	534,677	613,025	530,812	631,388
7% Senior Notes	500,000	500,000	500,000	513,750
7 5/8% Senior Notes	400,000	410,000	400,000	421,000
8 5/8% Senior Notes	394,261	430,000	393,905	438,000
7 5/8% Senior Notes	300,000	308,250	300,000	316,125
6 5/8% Senior Notes	600,000	588,750	-	-

The carrying value of our senior revolving credit facility approximates its fair value, as interest rates are variable, based on prevailing market rates.  The fair value of our Senior Notes is based on quoted market prices from trades of such debt.

Note 6 — Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any significant unusual or infrequently occurring items which are recorded in the period that the specific item occurs.  For the three months ended September 30, 2011, our income tax benefit was approximately 38% of the pre-tax loss.  For the nine months ended September 30, 2011, income tax expense was approximately 42% of pre-tax income.

The variance in our estimated annual effective tax rate from the 35% federal statutory rate for both periods include the effects of estimated annual permanent differences, including (i) expenses that are not deductible because of IRS limitations and (ii) state income taxes.  Specific items affecting the income tax benefit for the three months ended September 30, 2011 and expense for the nine months ended September 30, 2011 included: (i) a reduction to our balance of unrecognized tax benefits as a result of the expiration of the statute of limitations for a portion of our uncertain tax positions and (ii) a reduction in tax benefits for the special deduction related to domestic production caused by the carryback of certain tax losses.

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

In connection with the sale of certain properties offshore California in December 2004, we retained the responsibility for certain abandonment costs, including removing, dismantling and disposing of the existing offshore platforms.  The present value of such abandonment costs, $73.4 million ($144.1 million undiscounted), is included in our asset retirement obligation as reflected on our balance sheet.  In addition, we agreed to guarantee the performance of the purchaser with respect to the remaining abandonment obligations related to the properties (approximately $86.1 million).  To secure its abandonment obligations, the purchaser of the properties is required to periodically deposit funds into an escrow account.  At September 30, 2011, the escrow account had a balance of $17.8 million.  The fair value of our guarantee at September 30, 2011, $0.7 million, considers the payment/performance risk of the purchaser and is included in other long-term liabilities in our balance sheet.

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

Through our ownership in Lucius, located in the deepwater U.S. Gulf of Mexico, we joined the Lucius and Hadrian working interest partners and executed a unit participation and unit operating agreement effective June 1, 2011.  As part of the agreements, we have agreed to share in our portion of certain long lead equipment orders and detailed engineering work and have a commitment of approximately $334 million remaining under the development plan with first production planned for the third quarter of 2014.

At our Arroyo Grande field in San Luis Obispo County, California, we have committed for the design and construction of a produced water reclamation facility.  Additionally, we have signed a ten-year operations agreement which will commence upon commercial operations.

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

Note 8—Subsequent Events

On November 3, 2011, we agreed to sell all of our working interests in our Panhandle properties to an affiliate of Linn Energy, LLC for $600 million. Our aggregate working interest in these properties generated total sales volumes of approximately 84 MMcfe per day during the third quarter of 2011 and had 263 Bcfe of estimated proved reserves as of December 31, 2010. This sale is expected to close in December 2011. We anticipate that proceeds from this sale will be recorded as a reduction to capitalized costs as we do not anticipate a significant change in the relationship between our capitalized costs and estimated proved reserves. There is no material relationship between PXP or its affiliates, with Linn Energy, LLC or its affiliates, other than in respect of this Purchase and Sale Agreement.

On November 3, 2011, we agreed to sell all of our working interests in our conventional natural gas South Texas properties to a third party for $185 million. Our aggregate working interest in these properties generated total sales volumes of approximately 39 MMcfe per day during the third quarter of 2011 and had 120 Bcfe of estimated proved reserves as of December 31, 2010. This sale is expected to close in December 2011. We anticipate that proceeds from this sale will be recorded as a reduction to capitalized costs as we do not anticipate a significant change in the relationship between our capitalized costs and estimated proved reserves.

On October 28, 2011, we entered into a securities purchase agreement with EIG Global Energy Partners, or EIG, in which we will receive $450 million of cash proceeds in exchange for a 20% equity interest in Plains Offshore Operations Inc., or Plains Offshore, a wholly owned subsidiary of PXP. Plains Offshore will hold all of our Gulf of Mexico assets. The proceeds raised are expected to be used to fund Plains Offshore’s share of capital investment in the Lucius oil field and the Phobos prospect exploratory drilling planned for 2012. Under the agreement, Plains Offshore will issue to EIG managed funds and accounts 450,000 shares of 8% convertible preferred stock and non-detachable warrants to purchase in aggregate 9,121,000 shares of Plains Offshore’s common stock with an exercise price of $20 per share. The 8% convertible preferred stock will pay quarterly cash dividends of 6% per annum and an additional 2% per annum dividend, which may be deferred and accumulated quarterly until paid. This transaction, which is subject to customary closing conditions, is expected to close during the fourth quarter of 2011. Plains Offshore will reimburse PXP for any costs attributable to the Gulf of Mexico assets incurred since July 1, 2011.

Note 9 — Consolidating Financial Statements

We are the issuer of $600 million of 7 3/4% Senior Notes, $565 million of 10% Senior Notes, $500 million of 7% Senior Notes, $400 million of 7 5/8% Senior Notes due 2018, $400 million of 8 5/8% Senior Notes, $300 million of 7 5/8% Senior Notes due 2020 and $600 million of 6 5/8% Senior Notes as of September 30, 2011, which are jointly and severally guaranteed on a full and unconditional basis by certain of our existing domestic subsidiaries (referred to as “Guarantor Subsidiaries”).  Certain of our subsidiaries do not guarantee the Senior Notes (referred to as “Non-Guarantor Subsidiaries”).

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

SEPTEMBER 30, 2011

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$10,964	$6	$494	$-	$11,464
Accounts receivable and other current assets	229,751	167,652	134	(3,928)	393,609

	240,715	167,658	628	(3,928)	405,073

Property and Equipment, at cost
Oil and natural gas properties - full cost method	5,192,875	9,417,460	59,475	-	14,669,810
Other property and equipment	50,427	42,719	49,128	-	142,274

	5,243,302	9,460,179	108,603	-	14,812,084
Less allowance for depreciation, depletion, amortization and impairment	(2,556,108)	(6,278,118)	(59,475)	2,256,691	(6,637,010)

	2,687,194	3,182,061	49,128	2,256,691	8,175,074

Investment in and Advances to Affiliates	4,671,600	(1,946,689)	(71,222)	(2,653,689)	-

Other Assets	456,455	547,385	-	-	1,003,840

	$8,055,964	$1,950,415	$(21,466)	$(400,926)	$9,583,987

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current Liabilities	$429,950	$188,749	$2,301	$(3,928)	$617,072
Long-Term Debt	3,783,938	-	-	-	3,783,938
Other Long-Term Liabilities	196,399	63,724	-	-	260,123
Deferred Income Taxes	128,893	294,341	(1,580)	984,416	1,406,070
Stockholders' Equity	3,516,784	1,403,601	(22,187)	(1,381,414)	3,516,784

	$8,055,964	$1,950,415	$(21,466)	$(400,926)	$9,583,987

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$6,020	$8	$406	$-	$6,434
Accounts receivable and other current assets	262,193	133,761	499	-	396,453

	268,213	133,769	905	-	402,887

Property and Equipment, at cost
Oil and natural gas properties - full cost method	4,498,652	8,721,483	59,475	-	13,279,610
Other property and equipment	49,110	41,736	46,304	-	137,150

	4,547,762	8,763,219	105,779	-	13,416,760
Less allowance for depreciation, depletion, amortization and impairment	(2,421,870)	(5,769,846)	(59,478)	2,055,186	(6,196,008)

	2,125,892	2,993,373	46,301	2,055,186	7,220,752

Investment in and Advances to Affiliates	4,485,838	(1,562,441)	(66,116)	(2,857,281)	-

Other Assets	726,277	545,021	-	-	1,271,298

	$7,606,220	$2,109,722	$(18,910)	$(802,095)	$8,894,937

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities	$384,170	$147,246	$2,273	$-	$533,689
Long-Term Debt	3,344,717	-	-	-	3,344,717
Other Long-Term Liabilities	216,755	61,761	-	-	278,516
Deferred Income Taxes	277,613	323,829	(710)	754,318	1,355,050
Stockholders' Equity	3,382,965	1,576,886	(20,473)	(1,556,413)	3,382,965

	$7,606,220	$2,109,722	$(18,910)	$(802,095)	$8,894,937

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$311,706	$67,373	$-	$-	$379,079
Gas sales	4,254	116,760	-	-	121,014
Other operating revenues	266	1,489	-	-	1,755

	316,226	185,622	-	-	501,848

Costs and Expenses
Production costs	82,556	50,431	-	-	132,987
General and administrative	16,931	11,138	89	-	28,158
Depreciation, depletion, amortization and accretion	58,847	72,050	-	41,304	172,201
Impairment of oil and gas properties	-	1,091	-	(1,091)	-
Other operating income	184	(234)	-	-	(50)

	158,518	134,476	89	40,213	333,296

Income (Loss) from Operations	157,708	51,146	(89)	(40,213)	168,552
Other (Expense) Income
Equity in earnings of subsidiaries	(20,488)	4	-	20,484	-
Interest expense	(320)	(42,312)	(863)	-	(43,495)
Gain on mark-to-market derivative contracts	125,551	-	-	-	125,551
Loss on investment measured at fair value	(395,490)	-	-	-	(395,490)
Other income	358	1,003	38	-	1,399

(Loss) Income Before Income Taxes	(132,681)	9,841	(914)	(19,729)	(143,483)
Income tax benefit	44,385	919	341	9,542	55,187

Net (Loss) Income	$(88,296)	$10,760	$(573)	$(10,187)	$(88,296)

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$917,523	$192,705	$-	$-	$1,110,228
Gas sales	10,244	321,242	-	-	331,486
Other operating revenues	771	4,462	-	-	5,233

	928,538	518,409	-	-	1,446,947

Costs and Expenses
Production costs	251,292	146,841	-	-	398,133
General and administrative	58,682	35,928	354	-	94,964
Depreciation, depletion, amortization and accretion	156,040	197,279	-	112,753	466,072
Impairment of oil and gas properties	-	314,258	-	(314,258)	-
Other operating income	184	(841)	-	-	(657)

	466,198	693,465	354	(201,505)	958,512

Income (Loss) from Operations	462,340	(175,056)	(354)	201,505	488,435
Other (Expense) Income
Equity in earnings of subsidiaries	(56,403)	-	-	56,403	-
Interest expense	(1,277)	(109,541)	(2,323)	-	(113,141)
Gain on mark-to-market derivative contracts	93,467	-	-	-	93,467
Loss on investment measured at fair value	(284,929)	-	-	-	(284,929)
Other income (expense)	1,053	1,959	(63)	-	2,949

Income (Loss) Before Income Taxes	214,251	(282,638)	(2,740)	257,908	186,781
Income tax (expense) benefit	(106,676)	109,353	1,025	(82,908)	(79,206)

Net Income (Loss)	$107,575	$(173,285)	$(1,715)	$175,000	$107,575

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$107,575	$(173,285)	$(1,715)	$175,000	$107,575
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization, accretion and impairment	156,040	511,537	-	(201,505)	466,072
Equity in earnings of subsidiaries	56,403	-	-	(56,403)	-
Deferred income tax (benefit) expense	(94,575)	(29,488)	(870)	230,098	105,165
Gain on mark-to-market derivative contracts	(93,467)	-	-	-	(93,467)
Loss on investment measured at fair value	284,929	-	-	-	284,929
Non-cash compensation	19,838	7,419	-	-	27,257
Other non-cash items	499	(6,898)	67	-	(6,332)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	16,096	(37,748)	297	-	(21,355)
Accounts payable and other liabilities	23,287	8,543	145	-	31,975
Income taxes receivable/payable and prepaid	20,831	-	-	-	20,831

Net cash provided by (used in) operating activities	497,456	280,080	(2,076)	147,190	922,650

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(622,212)	(638,869)	(115)	-	(1,261,196)
Acquisition of oil and gas properties	(10,475)	(26,275)	-	-	(36,750)
Proceeds from sales of oil and gas properties, net of costs and expenses	11,987	-	-	-	11,987
Derivative settlements	(47,448)	-	-	-	(47,448)
Other	(5,583)	509	(2,828)	-	(7,902)

Net cash used in investing activities	(673,731)	(664,635)	(2,943)	-	(1,341,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facilities	4,026,900	-	-	-	4,026,900
Repayments of revolving credit facilities	(4,191,900)	-	-	-	(4,191,900)
Proceeds from issuance of Senior Notes	600,000	-	-	-	600,000
Costs incurred in connection with financing arrangements	(11,320)	-	-	-	(11,320)
Investment in and advances to affiliates	(242,470)	384,553	5,107	(147,190)	-
Other	9	-	-	-	9

Net cash provided by financing activities	181,219	384,553	5,107	(147,190)	423,689

Net increase (decrease) in cash and cash equivalents	4,944	(2)	88	-	5,030
Cash and cash equivalents, beginning of period	6,020	8	406	-	6,434

Cash and cash equivalents, end of period	$10,964	$6	$494	$-	$11,464

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$122,751	$(47,232)	$(58,516)	$105,748	$122,751
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization, accretion and impairment	172,708	261,439	59,475	(41,499)	452,123
Equity in earnings of subsidiaries	63,416	28	-	(63,444)	-
Deferred income tax (benefit) expense	(704,808)	227,035	(3,194)	652,329	171,362
Debt extinguishment costs	1,189	-	-	-	1,189
Gain on mark-to-market derivative contracts	(23,240)	-	-	-	(23,240)
Non-cash compensation	28,001	8,355	-	-	36,356
Other non-cash items	4,176	(1,907)	198	-	2,467
Change in assets and liabilities from operating activities
Accounts receivable and other assets	31,983	(19,194)	1,126	-	13,915
Accounts payable and other liabilities	4,421	(43,856)	39	-	(39,396)
Income taxes receivable/payable and prepaid	(60,355)	-	-	-	(60,355)

Net cash (used in) provided by operating activities	(359,758)	384,668	(872)	653,134	677,172

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(314,369)	(488,235)	(3,140)	-	(805,744)
Acquisition of oil and gas properties	-	35,350	-	-	35,350
Proceeds from sales of oil and gas properties	6,230	120	-	-	6,350
Derivative settlements	(23,546)	-	-	-	(23,546)
Additions to other property and equipment	(2,748)	(13)	(4,354)	-	(7,115)

Net cash used in investing activities	(334,433)	(452,778)	(7,494)	-	(794,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facilities	1,486,610	-	-	-	1,486,610
Repayments of revolving credit facilities	(1,636,610)	-	-	-	(1,636,610)
Proceeds from issuance of Senior Notes	300,000	-	-	-	300,000
Costs incurred in connection with financing arrangements	(22,649)	-	-	-	(22,649)
Investment in and advances to affiliates	576,306	68,107	8,721	(653,134)	-
Other	31	-	-	-	31

Net cash provided by financing activities	703,688	68,107	8,721	(653,134)	127,382

Net increase (decrease) in cash and cash equivalents	9,497	(3)	355	-	9,849
Cash and cash equivalents, beginning of period	1,304	11	544	-	1,859

Cash and cash equivalents, end of period	$10,801	$8	$899	$-	$11,708

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Assets in our principal focus areas include mature properties with long-lived reserves and significant development opportunities as well as newer properties with development and exploration potential.  We believe our balanced portfolio of assets and our ongoing hedging program position us well for both the current commodity price environment and future potential upside as we develop our attractive resource opportunities, including our California, Haynesville Shale, Eagle Ford Shale, Granite/Atoka Wash and Gulf of Mexico plays.  Our primary sources of liquidity are cash generated from our operations, our senior revolving credit facility and periodic public offerings of debt and equity.

Our assets include 51.0 million shares of McMoRan common stock, approximately 31.6% of their common shares outstanding.  We measure our equity investment at fair value.  Unrealized gains and losses on the investment are reported in our income statement and could result in volatility in our earnings.  See Item 3 – Quantitative and Qualitative Disclosures About Market Risk – Equity Price Risk.

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties.  We use various derivative instruments to manage our exposure to commodity price risk.  This practice may prevent us from receiving the full advantage of increases in oil and gas prices above the maximum fixed amount specified in the derivative agreements and subjects us to the credit risk of the counterparties to such agreements.  Since all of our derivative contracts are accounted for under mark-to-market accounting, we expect continued volatility in gains and losses on mark-to-market derivative contracts in our income statement as changes occur in the NYMEX and ICE price indices.  The level of derivative activity depends on our view of market conditions, available derivative prices and our operating strategy.  See Item 3 – Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk.

Recent Developments

Divestments

On November 3, 2011, we agreed to sell all of our working interests in our Panhandle properties to an affiliate of Linn Energy, LLC for $600 million. Our aggregate working interest in these properties generated total sales volumes of approximately 84 MMcfe per day during the third quarter of 2011 and had 263 Bcfe of estimated proved reserves as of December 31, 2010. This sale is expected to close in December 2011. We anticipate that proceeds from this sale will be recorded as a reduction to capitalized costs as we do not anticipate a significant change in the relationship between our capitalized costs and estimated proved reserves. There is no material relationship between PXP or its affiliates, with Linn Energy, LLC or its affiliates, other than in respect of this Purchase and Sale Agreement.

On November 3, 2011, we agreed to sell all of our working interests in our conventional natural gas South Texas properties to a third party for $185 million. Our aggregate working interest in these properties generated total sales volumes of approximately 39 MMcfe per day during the third quarter of 2011 and had 120 Bcfe of estimated proved reserves as of December 31, 2010. This sale is expected to close in December 2011. We anticipate that proceeds from this sale will be recorded as a reduction to capitalized costs as we do not anticipate a significant change in the relationship between our capitalized costs and estimated proved reserves.

Gulf of Mexico

On October 28, 2011, we entered into a securities purchase agreement with EIG in which we will receive $450 million of cash proceeds in exchange for a 20% equity interest in Plains Offshore, a wholly owned subsidiary of PXP. Plains Offshore will hold all of our Gulf of Mexico assets. The proceeds raised are expected to be used to fund Plains Offshore’s share of capital investment in the Lucius oil field and the Phobos prospect exploratory drilling planned for 2012. Under the agreement, Plains Offshore will issue to EIG managed funds and accounts 450,000 shares of 8% convertible preferred stock and non-detachable warrants to purchase in aggregate 9,121,000 shares of Plains Offshore’s common stock with an exercise price of $20 per share. The 8% convertible preferred stock will pay quarterly cash dividends of 6% per annum and an additional 2% per annum dividend, which may be deferred and accumulated quarterly until paid. This transaction, which is subject to customary closing conditions, is expected to close during the fourth quarter of 2011. Plains Offshore will reimburse PXP for any costs attributable to the Gulf of Mexico assets incurred since July 1, 2011.

Through our ownership in Lucius, located in the deepwater U.S.  Gulf of Mexico, we joined the Lucius and Hadrian working interest partners and executed a unit participation and unit operating agreement effective June 1, 2011.  As part of the agreements, we have agreed to share in our portion of certain long lead equipment orders and detailed engineering work and have a commitment of approximately $334 million remaining under the development plan with first production planned for the third quarter of 2014.

During the third quarter of 2011, we determined not to develop the Friesian prospect and the lease terminated by its terms.  The accumulated costs of approximately $460 million associated with the project were transferred to the full cost pool.

Derivatives

In September 2011, we realigned our existing 2012 WTI crude oil put option spread contracts that had an $80 per barrel floor price with a $60 per barrel limit on 40,000 barrels of oil per day by acquiring 2012 Brent crude oil three-way collars that have a $100 per barrel floor price with an $80 per barrel limit and a weighted average ceiling price of $120 per barrel.  The realignment eliminated $89.1 million of deferred premiums and interest associated with the previous 2012 WTI crude oil put option spread contracts.  We also paid net upfront premiums of approximately $2.6 million to enter into the 2012 Brent three-way collars.  Additionally, we converted 40,000 of the 160,000 MMBtu per day 2012 natural gas put option spread contracts that had a $4.30 per MMBtu floor price with a $3.00 per MMBtu limit to natural gas three-way collars that have a $4.30 per MMBtu floor price with a $3.00 per MMBtu limit and a weighted average ceiling price of $4.86 per MMBtu and reduced 2012 deferred premiums and interest by approximately $4.1 million.  We also acquired 2013 Brent crude oil put option spread contracts that have a $90 per barrel floor price with a $70 per barrel limit and weighted average deferred premium and interest of $6.237 per barrel on 22,000 barrels of oil per day.

Crude Oil Marketing Contracts

In August 2011, we entered into a new marketing contract with ConocoPhillips effective January 1, 2012 for our California crude oil production that covers approximately 90% of our California production, extends the dedication from January 1, 2015 to January 1, 2023 and replaces the percent of NYMEX index pricing mechanism with a market-based pricing approach.  Separately, we executed an agreement with a third party purchaser to sell our Eagle Ford crude oil using a Light Louisiana Sweet based pricing mechanism.  Due to these new marketing contracts, we expect oil price realizations on a significant portion of our crude oil production to increase relative to WTI beginning in 2012.

General

We follow the full cost method of accounting whereby all costs associated with property acquisition, exploration and development activities are capitalized.  Our revenues are derived from the sale of oil, gas and natural gas liquids.  We recognize revenues when our production is sold and title is transferred.  Our revenues are highly dependent upon the prices of, and demand for, oil and gas.  The markets for oil and gas have historically been volatile and are likely to continue to be volatile in the future.  The prices we receive for our oil and gas and our levels of production are subject to wide fluctuations and depend on numerous factors beyond our control, including supply and demand, economic conditions, foreign imports, the actions of OPEC, political conditions in other oil-producing countries, and governmental regulation, legislation and policies.  Under the SEC’s full cost accounting rules, we review the carrying value of our proved oil and gas properties each quarter.  These rules generally require that we price our future oil and gas production at the twelve-month average first-day-of-the-month reference prices as adjusted for location and quality differentials to determine a ceiling value of our properties.  These prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including derivative contracts that qualify and are designated for hedge accounting treatment.  The derivative instruments we have in place are not classified as hedges for accounting purposes.  The rules require an impairment if our capitalized costs exceed the allowed “ceiling”.  At September 30, 2011, the ceiling with respect to our domestic oil and gas properties exceeded the net capitalized costs of those properties by approximately 30%.

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

Results Overview

For the nine months ended September 30, 2011, we reported net income of $107.6 million, or $0.75 per diluted share, compared to net income of $122.8 million, or $0.87 per diluted share, for the nine months ended September 30, 2010.  The decrease primarily reflects a loss on our investment in McMoRan measured at fair value partially offset by higher oil revenues.  Significant transactions which affect comparisons between the periods include the divestment of our U.S.  Gulf of Mexico shallow water shelf properties to McMoRan and the acquisition of Eagle Ford Shale properties during the fourth quarter 2010.

Results of Operations

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a BOE basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales Volumes
Oil and liquids sales (MBbls)	4,682	4,276	13,064	12,477
Gas (MMcf)
Production	30,108	24,846	81,743	68,969
Used as fuel	549	496	1,604	1,454
Sales	29,559	24,350	80,139	67,515
MBOE
Production	9,700	8,417	26,688	23,971
Sales	9,608	8,334	26,420	23,729
Daily Average Volumes
Oil and liquids sales (Bbls)	50,891	46,478	47,853	45,702
Gas (Mcf)
Production	327,248	270,072	299,423	252,635
Used as fuel	5,962	5,396	5,875	5,327
Sales	321,286	264,676	293,548	247,308
BOE
Production	105,432	91,490	97,756	87,807
Sales	104,438	90,591	96,777	86,920
Unit Economics (in dollars)
Average NYMEX Prices
Oil	$89.54	$76.21	$95.47	$77.69
Gas	4.20	4.39	4.20	4.57
Average Realized Sales Price
Before Derivative Transactions
Oil (per Bbl)	$80.96	$64.65	$84.98	$66.42
Gas (per Mcf)	4.10	4.54	4.14	4.53
Per BOE	52.05	46.43	54.57	47.82
Costs and Expenses per BOE
Production costs
Lease operating expenses	$8.32	$8.12	$8.87	$7.91
Steam gas costs	1.77	2.06	1.88	2.20
Electricity	1.05	1.21	1.14	1.32
Production and ad valorem taxes	1.11	1.09	1.48	0.90
Gathering and transportation	1.59	1.84	1.70	1.59
DD&A (oil and gas properties)	16.86	15.33	16.49	15.33

The following table reflects cash (payments) receipts made with respect to derivative contracts during the periods presented (in thousands):

	000000000	000000000	000000000	000000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Oil derivatives	$(17,823)	$(17,854)	$(48,482)	$(50,257)
Natural gas derivatives	414	10,461	1,034	26,711

	$(17,409)	$(7,393)	$(47,448)	$(23,546)

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

Oil and gas revenues.  Oil and gas revenues increased $113.2 million, to $500.1 million for 2011 from $386.9 million for 2010, due to higher average realized oil prices and higher sales volumes.

Oil revenues increased $102.7 million, to $379.1 million for 2011 from $276.4 million for 2010, reflecting higher average realized prices ($69.8 million) and higher sales volumes ($32.9 million).  Our average realized price for oil increased $16.31 per Bbl to $80.96 per Bbl for 2011 from $64.65 per Bbl for 2010.  Oil sales volumes increased 4.4 MBbls per day to 50.9 MBbls per day in 2011 from 46.5 MBbls per day in 2010, primarily reflecting increased production from our Eagle Ford Shale acquisition and our Panhandle properties, partially offset by a production decrease due to the December 2010 divestment of our U.S.  Gulf of Mexico shallow water properties.  Excluding the impact of our divestment in 2010, production increased 6.9 MBbls per day in 2011.

Gas revenues increased $10.5 million, to $121.0 million in 2011 from $110.5 million in 2010, reflecting higher sales volumes ($21.3 million) partially offset by lower prices ($10.8 million).  Gas sales volumes increased 56.6 MMcf per day to 321.3 MMcf per day in 2011 from 264.7 MMcf per day in 2010, primarily reflecting increased production from our Haynesville Shale and Panhandle properties partially offset by a production decrease due to the December 2010 divestment of our U.S.  Gulf of Mexico shallow water properties.  Excluding the impact of our divestment in 2010, sales increased 89.6 MMcf per day in 2011.  Our average realized price for gas was $4.10 per Mcf in 2011 compared to $4.54 per Mcf in 2010.

Lease operating expenses.  Lease operating expenses increased $12.3 million, to $80.0 million in 2011 from $67.7 million in 2010, reflecting an increased number of producing wells at our Eagle Ford Shale and Panhandle properties and higher scheduled repair and maintenance and well workovers primarily at our California properties.

Production and ad valorem taxes.  Production and ad valorem taxes increased $1.5 million, to $10.6 million in 2011 from $9.1 million in 2010, reflecting increased production primarily from our Eagle Ford Shale and Panhandle properties partially offset by lower ad valorem taxes.

General and administrative expense.  G&A expense decreased $6.1 million, to $28.2 million in 2011 from $34.3 million in 2010, primarily due to a decrease in stock-based compensation expense.

Depreciation, depletion and amortization.  DD&A expense increased $34.7 million, to $167.9 million in 2011 from $133.2 million in 2010.  The increase is attributable to our oil and gas depletion, primarily due to increased production ($21.6 million) and a higher per unit rate ($12.9 million).  Our oil and gas unit of production rate increased to $16.86 per BOE in 2011 compared to $15.33 per BOE in 2010, primarily due to the transfer of approximately $460 million of costs related to the Friesian project into the amortization base.

Interest expense.  Interest expense increased $17.0 million, to $43.5 million in 2011 from $26.5 million in 2010, primarily due to greater average debt outstanding partially offset by lower average interest rates.  Interest expense is net of interest capitalized on oil and natural gas properties not subject to amortization but in the process of development.  We capitalized $27.9 million and $34.0 million of interest in 2011 and 2010, respectively.

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

We recognized a $125.6 million gain related to mark-to-market derivative contracts in the third quarter of 2011, which was primarily associated with an increase in the fair value of our 2012 and 2013 crude oil derivative contracts due to lower forward prices.  In the third quarter of 2010, we recognized a $42.6 million loss related to mark-to-market derivative contracts.

Loss on investment measured at fair value.  At September 30, 2011, we owned 51.0 million shares of McMoRan common stock.  We are deemed to exercise significant influence over the operating and investing policies of McMoRan but do not have control.  We have elected to measure our equity investment in McMoRan at fair value, and the change in fair value of our investment is recognized as loss on investment measured at fair value in our income statement.

We recognized a $395.5 million loss in the third quarter of 2011 related to our McMoRan investment, which was primarily associated with a decrease in McMoRan’s stock price.

Income taxes.  For the third quarter of 2011, our income tax benefit was approximately 38% of the pre-tax loss.  The variance between this effective tax rate and the 35% federal statutory rate includes the tax effects of estimated annual permanent differences including (i) expenses that are not deductible because of IRS limitations and (ii) state income taxes.  In addition, specific items affecting our income tax benefit for the third quarter of 2011 included: (i) a reduction to our balance of unrecognized tax benefits as a result of the expiration of the statute of limitations for a portion of our uncertain tax positions and (ii) a reduction in tax benefits for the special deduction related to domestic production caused by the carryback of certain tax losses.

For the third quarter of 2010, income tax expense was approximately 35% of pre-tax income.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

Oil and gas revenues.  Oil and gas revenues increased $307.1 million, to $1.4 billion for 2011 from $1.1 billion for 2010, primarily due to higher average realized oil prices and higher sales volumes partially offset by lower average realized gas prices.

Oil revenues increased $281.5 million, to $1.1 billion for 2011 from $828.7 million for 2010, reflecting higher average realized prices ($231.6 million) and higher sales volumes ($49.9 million).  Our average realized price for oil increased $18.56 per Bbl to $84.98 per Bbl for 2011 from $66.42 per Bbl for 2010.

Gas revenues increased $25.6 million, to $331.5 million in 2011 from $305.9 million in 2010, reflecting higher sales volumes ($52.2 million), partially offset by lower average realized prices ($26.6 million).  Gas sales volumes increased 46.2 MMcf per day to 293.5 MMcf per day in 2011 from 247.3 MMcf per day in 2010, primarily reflecting increased production from our Haynesville Shale and Panhandle properties partially offset by a production decrease due to the December 2010 divestment of our U.S.  Gulf of Mexico shallow water properties.  Excluding the impact of our divestment in 2010, sales increased 85.8 MMcf per day in 2011.  Our average realized price for gas was $4.14 per Mcf in 2011 compared to $4.53 per Mcf in 2010.

Lease operating expenses.  Lease operating expenses increased $46.7 million, to $234.4 million in 2011 from $187.7 million in 2010, reflecting an increased number of producing wells at our Eagle Ford Shale and Panhandle properties and higher scheduled repair and maintenance and well workovers primarily at our California properties.

Steam gas costs.  Steam gas costs decreased $2.6 million, to $49.6 million in 2011 from $52.2 million in 2010, primarily reflecting lower cost of gas used in steam generation partially offset by higher volumes.  In 2011, we burned approximately 12.2 Bcf of natural gas at a cost of approximately $4.07 per MMBtu compared to 11.7 Bcf at a cost of approximately $4.46 per MMBtu in 2010.

Production and ad valorem taxes.  Production and ad valorem taxes increased $17.7 million, to $39.1 million in 2011 from $21.4 million in 2010, reflecting increased production taxes in 2011 compared to 2010 due to increased production primarily from our Panhandle and Eagle Ford Shale properties in 2011 and production tax abatements recorded in 2010. The increase in ad valorem taxes is primarily at our California and Panhandle properties.

Gathering and transportation expenses.  Gathering and transportation expenses increased $7.2 million, to $44.8 million in 2011 from $37.6 million in 2010, primarily reflecting an increase in production from our Haynesville Shale properties.

General and administrative expense.  G&A expense decreased $7.0 million, to $95.0 million in 2011 from $102.0 million in 2010, primarily due to a decrease in stock-based compensation expense.

Depreciation, depletion and amortization.  DD&A expense increased $73.8 million, to $453.2 million in 2011 from $379.4 million in 2010.  The increase is attributable to our oil and gas depletion, primarily due to increased production ($44.8 million) and a higher per unit rate ($27.9 million).  Our oil and gas unit of production rate increased to $16.49 per BOE in 2011 compared to $15.33 per BOE in 2010.

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

Interest expense.  Interest expense increased $37.5 million, to $113.1 million in 2011 from $75.6 million in 2010, primarily due to greater average debt outstanding partially offset by lower average interest rates.  Interest expense is net of interest capitalized on oil and natural gas properties not subject to amortization but in the process of development.  We capitalized $92.5 million and $100.4 million of interest in 2011 and 2010, respectively.

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

We recognized a $93.5 million gain related to mark-to-market derivative contracts in the nine months ended September 30, 2011, which was primarily associated with an increase in fair value of our 2012 and 2013 crude oil derivative contracts and our 2011 natural gas derivative contracts due to lower forward prices.  In the nine months ended September 30, 2010, we recognized a $23.2 million gain related to mark-to-market derivative contracts.

Loss on investment measured at fair value.  At September 30, 2011, we owned 51.0 million shares of McMoRan common stock.  We are deemed to exercise significant influence over the operating and investing policies of McMoRan but do not have control.  We have elected to measure our equity investment in McMoRan at fair value, and the change in fair value of our investment is recognized as loss on investment measured at fair value in our income statement.

We recognized a $284.9 million loss in the nine months ended September 30, 2011 related to our McMoRan investment, which was primarily associated with a decrease in McMoRan’s stock price.

Income taxes.  For the nine months ended September 30, 2011, our income tax expense was approximately 42% of pre-tax income.  The variance between this effective tax rate and the 35% federal statutory rate includes the tax effects of estimated annual permanent differences including (i) expenses that are not deductible because of IRS limitations and (ii) state income taxes.  In addition, specific items affecting our income tax expense for the nine months ended September 30, 2011 included: (i) a reduction to our balance of unrecognized tax benefits as a result of the expiration of the statute of limitations for a portion of our uncertain tax positions and (ii) a reduction in tax benefits for the special deduction related to domestic production caused by the carryback of certain tax losses.

For the nine months ended September 30, 2010, our income tax expense was approximately 46% of pre-tax income.  The effective tax rate of 46% resulted primarily from expenses that are not deductible because of IRS limitations, state income taxes, adjustments to deferred taxes for differences in the reporting of stock-based compensation expense for financial statement and income tax reporting purposes partially offset by tax benefits related to a reduction to our balance of unrecognized tax benefits as a result of the effective settlement of uncertain tax positions and the impairment of our Vietnam oil and gas properties.

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

Our primary sources of liquidity are cash generated from our operations, our senior revolving credit facility and periodic public offerings of debt and equity.  At September 30, 2011, we had approximately $943.8 million available for future secured borrowings under our senior revolving credit facility, which had aggregate commitments and a borrowing base of $1.4 billion and $1.8 billion, respectively.  Declines in oil and gas prices may adversely affect our liquidity by lowering the amount of the borrowing base that lenders are willing to extend.

The commitments of each lender to make loans to us are several and not joint under our senior revolving credit facility.  Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the credit facility.  At September 30, 2011, the commitments are from a diverse syndicate of 21 lenders and no single lender’s commitment represented more than 7% of the total commitments.

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

Working Capital

At September 30, 2011, we had a working capital deficit of approximately $212.0 million.  We generally have a working capital deficit because we use excess cash to pay down borrowings under our senior revolving credit facility.  Our working capital fluctuates for various reasons, including the fair value of our commodity derivative instruments and stock appreciation rights.

Financing Activities

Senior Revolving Credit Facility.  In April 2011, our borrowing base increased to $1.8 billion from $1.45 billion.  The commitments remained unchanged at $1.4 billion.  In May 2011, we entered into an amendment to our senior revolving credit facility.  The amendment adjusted our borrowing rates and the maturity date was extended to May 4, 2016.  The borrowing base will be redetermined on an annual basis, with us and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on our oil and gas properties, reserves, other indebtedness and other relevant factors.  Additionally, our senior revolving credit facility contains a $250 million limit on letters of credit and a $50 million commitment for swingline loans.  At September 30, 2011, our availability for future secured borrowings under our senior revolving credit facility was approximately $943.8 million and we had $455.0 million in outstanding borrowings and $1.2 million in letters of credit outstanding under our senior revolving credit facility.  The daily average outstanding balance for the three and nine months ended September 30, 2011 was $357.5 million and $401.7 million, respectively.

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

We borrow under our short-term facility to fund our working capital needs.  The funding requirements are typically generated due to the timing differences between payments and receipts associated with our oil and gas production.  We generally pay off the short-term facility with receipts from the sales of our oil and gas production or borrowings under our senior revolving credit facility.  No amounts were outstanding under the short-term facility at September 30, 2011.  The daily average outstanding balance for the three and nine months ended September 30, 2011 was $52.7 million and $55.9 million, respectively.

6 5/8% Senior Notes.  In March 2011, we issued $600 million of 6 5/8% Senior Notes at par.  We received approximately $590 million of net proceeds, after deducting the underwriting discount and offering expenses.  We used the net proceeds to reduce indebtedness outstanding under our senior revolving credit facility and for general corporate purposes.  We may redeem all or part of the 6 5/8% Senior Notes on or after May 1, 2016 at specified redemption prices and prior to such date at a “make-whole” redemption price.  In addition, prior to May 1, 2014 we may, at our option, redeem up to 35% of the 6 5/8% Senior Notes with the proceeds of certain equity offerings.  In the event of a change of control triggering event, as defined in the indenture, we will be required to make an offer to repurchase the 6 5/8% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

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

Cash Flows

	0000000000	0000000000
	Nine Months Ended
	September 30,
	2011	2010
	(in millions)
Cash provided by (used in):
Operating activities	$922.7	$677.2
Investing activities	(1,341.3)	(794.7)
Financing activities	423.7	127.4

Net cash provided by operating activities was $922.7 million for the nine months ended September 30, 2011 compared to $677.2 million for the nine months ended September 30, 2010.  The increase primarily reflects higher operating income in 2011 as a result of higher average realized oil prices and a $40.4 million refund of income tax paid in prior years.

Net cash used in investing activities of $1.3 billion for the nine months ended September 30, 2011 primarily reflects additions to oil and gas properties of approximately $1.3 billion.  Net cash used in investing activities of $794.7 million for the nine months ended September 30, 2010 primarily reflects additions to oil and gas properties of $805.7 million, partially offset by a $35.4 million cash inflow primarily associated with an adjustment to the final settlement of the $1.1 billion payment to Chesapeake Energy Corporation in September 2009 related to the prepayment of the Haynesville drilling carry.

Net cash provided by financing activities of $423.7 million for the nine months ended September 30, 2011 primarily reflects proceeds from the $600 million offering of 6 5/8% Senior Notes partially offset by the net reduction in borrowings under our senior revolving credit facility of $165.0 million.  Net cash provided by financing activities of $127.4 million for the nine months ended September 30, 2010 primarily reflects proceeds from the $300 million offering of 7 5/8% Senior Notes partially offset by the net reduction in borrowings under our senior revolving credit facility of $150.0 million.

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

Critical Accounting Policies and Estimates

Oil and Natural Gas Properties Not Subject to Amortization.  The costs of unproved oil and natural gas properties are excluded from amortization until the properties are evaluated.  Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined.  Unproved properties are assessed periodically, at least annually, to determine whether impairment has occurred.  We assess properties on an individual basis or as a group if properties are individually insignificant.  The assessment considers the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.  The transfer of costs into the amortization base involves a significant amount of judgment and may be subject to changes over time based on our drilling plans and results, geological and geophysical evaluations, the assignment of proved reserves, availability of capital, and other factors.  The timing of these transfers into our amortization base impacts our DD&A rate and full cost ceiling test.

During the third quarter of 2011, we determined not to develop the Friesian prospect and the lease terminated by its terms. The accumulated costs of approximately $460 million associated with the project were transferred to the full cost pool.

Management makes many estimates and assumptions in the application of generally accepted accounting principles that may have a material impact on our consolidated financial statements and related disclosures and on the comparability of such information over different reporting periods.  All such estimates and assumptions affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities.  Estimates and assumptions are based on information available prior to the issuance of the financial statements.  Changes in facts and circumstances or discovery of new information may result in revised estimates and actual results may differ from these estimates.  Critical accounting policies related to oil and gas reserves, impairments of oil and gas properties, DD&A, commodity pricing and risk management activities, stock-based compensation, allocation of purchase price in business combinations, goodwill and income taxes are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

In June 2011, the FASB issued authoritative guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance requires entities to report components of comprehensive income in either (i) a single continuous statement of comprehensive income or (ii) two separate but consecutive statements.  The guidance also requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and other comprehensive income are presented.  The requirement is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  Prior to this guidance, we prepared a separate statement of comprehensive income.  We will adopt this guidance in the fourth quarter of 2011 and these provisions will require that we position this statement consecutively to the income statement.

In September 2011, the FASB issued authoritative guidance permitting companies to make a qualitative assessment of a reporting unit’s fair value prior to performing the two-step goodwill impairment test.  If it is determined through the qualitative assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment.  The guidance is effective for interim and annual goodwill impairment tests performed in fiscal years beginning after December 15, 2011, with early adoption permitted.  We perform our goodwill impairment test annually as of December 31, and we will adopt this guidance in the fourth quarter of 2011.  We do not expect a significant impact on our consolidated financial position, results of operations or cash flows.

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

•	the success of our derivative activities;

•	the success of our risk management activities;

•	the effects of competition;

•	the availability (or lack thereof) of acquisition, disposition or combination opportunities;

•	the completion of the proposed asset sales;

•	the availability (or lack thereof) of capital to fund our business strategy and/or operations;

•	the completion of the deepwater U.S. Gulf of Mexico financing;

•	the impact of current and future laws and governmental regulations, including those related to climate change;

•	the effects of future laws and governmental regulation that result from the Macondo accident and oil spill in the U.S. Gulf of Mexico;

•	the value of the common stock of McMoRan and our ability to dispose of those shares;

•	liabilities that are not covered by an effective indemnity or insurance;

•	the ability and willingness of our current or potential counterparties to fulfill their obligations to us or to enter into transactions with us in the future; and

•	general economic, market, industry or business conditions.

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

As of September 30, 2011, we had the following outstanding commodity derivative contracts, all of which settle monthly:

Period	Instrument Type	Daily Volumes	Average Price (1)	Average Deferred Premium	Index
Sales of Crude Oil Production
2011
Oct - Dec	Put options (2)	31,000 Bbls	$80.00 Floor with a $60.00 Limit	$5.023 per Bbl	WTI
Oct - Dec	Three-way collars (3)	9,000 Bbls	$80.00 Floor with a $60.00 Limit	$1.00 per Bbl	WTI
$110.00 Ceiling
2012
Jan - Dec	Three-way collars (4)	40,000 Bbls	$100.00 Floor with an $80.00 Limit	-	Brent
$120.00 Ceiling
2013
Jan - Dec	Put options (5)	22,000 Bbls	$90.00 Floor with a $70.00 Limit	$6.237 per Bbl	Brent

Sales of Natural Gas Production
2011
Oct - Dec	Three-way collars (6)	200,000 MMBtu	$4.00 Floor with a $3.00 Limit	-	Henry Hub
$4.92 Ceiling
2012
Jan - Dec	Put options (7)	120,000 MMBtu	$4.30 Floor with a $3.00 Limit	$0.298 per MMBtu	Henry Hub
Jan - Dec	Three-way collars (8)	40,000 MMBtu	$4.30 Floor with a $3.00 Limit	-	Henry Hub
$4.86 Ceiling

(1)	The average strike prices do not reflect any premiums to purchase the put options or collars.
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

(4)

If the index price is less than the $100 per barrel floor, we receive the difference between the $100 per barrel floor and the index price up to a maximum of $20 per barrel.  We pay the difference between the index price and $120 per barrel if the index price is greater than the $120 per barrel ceiling.  If the index price is at or above $100 per barrel but at or below $120 per barrel, no cash settlement is required.

(5)

If the index price is less than the $90 per barrel floor, we receive the difference between the $90 per barrel floor and the index price up to a maximum of $20 per barrel less the option premium.  If the index price is at or above $90 per barrel, we pay only the option premium.

(6)

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

(7)

If the index price is less than the $4.30 per MMBtu floor, we receive the difference between the $4.30 per MMBtu floor and the index price up to a maximum of $1.30 per MMBtu less the option premium.  If the index price is at or above $4.30 per MMBtu, we pay only the option premium.

(8)

If the index price is less than the $4.30 per MMBtu floor, we receive the difference between the $4.30 per MMBtu floor and the index price up to a maximum of $1.30 per MMBtu.  We pay the difference between the index price and $4.86 per MMBtu if the index price is greater than the $4.86 per MMBtu ceiling.  If the index price is at or above $4.30 per MMBtu but at or below $4.86 per MMBtu, no cash settlement is required.

The fair value of outstanding crude oil and natural gas commodity derivative instruments at September 30, 2011 and the change in fair value that would be expected from a 10% price increase or decrease is shown below (in millions):

		Effect of 10%
	Fair Value Asset	Price Increase	Price Decrease
Crude oil put options	$71	$(19)	$26
Crude oil collars	49	(81)	71
Natural gas collars	8	(7)	8
Natural gas put options	17	(7)	9

	$145	$(114)	$114

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

Equity Price Risk

We are exposed to market risk because we own an equity investment in McMoRan common stock.  See Note 4 – Investment and Note 5 – Fair Value Measurements of Assets and Liabilities in the accompanying financial statements for a discussion of our equity investment.  At September 30, 2011, the investment, comprised of 51.0 million shares of McMoRan common stock, was valued at approximately $379.4 million.  A 10% change in the underlying equity market price per share would result in a $37.9 million increase or decrease in the fair value of our investment, recognized in the income statement.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of September 30, 2011 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5.	Other Information

On November 3, 2011, we agreed to sell all of our working interests in our Panhandle properties to an affiliate of Linn Energy, LLC for $600 million. Our aggregate working interest in these properties generated total sales volumes of approximately 84 MMcfe per day during the third quarter of 2011 and had 263 Bcfe of estimated proved reserves as of December 31, 2010. This sale is expected to close in December 2011. We anticipate that proceeds from this sale will be recorded as a reduction to capitalized costs as we do not anticipate a significant change in the relationship between our capitalized costs and estimated proved reserves. There is no material relationship between PXP or its affiliates, with Linn Energy, LLC or its affiliates, other than in respect of this Purchase and Sale Agreement.

ITEM 6.	Exhibits

Exhibit No.	Description

3.1	Second Amended and Restated Bylaws, adopted as of September 14, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 16, 2011, File No. 1-31470).

10.1*

Crude Oil Purchase Agreement dated January 1, 2012, between Plains Exploration & Production Company and ConocoPhillips Company (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011, File No. 1-31470).

31.1**	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC.
**	Filed herewith

Items 1, 1A, 2, and 3 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY
Date: November 4, 2011	By:	/s/ Winston M. Talbert
Winston M. Talbert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Bylaws, adopted as of September 14, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 16, 2011, File No. 1-31470).

10.1*

Crude Oil Purchase Agreement dated January 1, 2012, between Plains Exploration & Production Company and ConocoPhillips Company (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011, File No. 1-31470).

31.1**	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC.
**	Filed herewith