Form 10-Q
period 2012-03-31
PLAINS EXPLORATION & PRODUCTION CO
filed 2012-05-03
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes ☐    No  ☒

128.9 million shares of Common Stock, $0.01 par value, issued and outstanding at April 30, 2012.

PLAINS EXPLORATION & PRODUCTION COMPANY

(i)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	September 30,	September 30,
	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$365,333	$419,098
Accounts receivable	285,739	302,675
Commodity derivative contracts	17,628	50,964
Inventories	20,668	20,173
Investment	475,741	611,671
Deferred income taxes	199,368	20,723
Prepaid expenses and other current assets	23,228	16,073

	1,387,705	1,441,377

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	12,912,108	12,016,252
Not subject to amortization	1,928,157	2,409,449
Other property and equipment	148,863	145,959

	14,989,128	14,571,660
Less allowance for depreciation, depletion, amortization and impairment	(7,022,804)	(6,846,365)

	7,966,324	7,725,295

Goodwill	535,140	535,140

Commodity Derivative Contracts	25,706	12,678

Other Assets	73,614	76,982

	$9,988,489	$9,791,472

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$402,954	$385,231
Commodity derivative contracts	53,240	3,761
Royalties and revenues payable	125,918	97,095
Stock-based compensation	16,348	21,676
Interest payable	70,783	39,342
Other current liabilities	61,047	79,081

	730,290	626,186

Long-Term Debt	3,836,551	3,760,952

Other Long-Term Liabilities
Asset retirement obligation	235,193	230,633
Commodity derivative contracts	49,541	823
Other	15,897	15,749

	300,631	247,205

Deferred Income Taxes	1,594,485	1,461,897

Commitments and Contingencies (Note 8)
Equity
Stockholders’ equity
Common stock, $0.01 par value, 250.0 million shares authorized, 143.9 million shares issued at March 31, 2012 and December 31, 2011	1,439	1,439
Additional paid-in capital	3,405,409	3,434,928
Retained earnings	249,251	337,991
Treasury stock, at cost, 15.0 million shares and 13.3 million shares at March 31, 2012 and December 31, 2011, respectively	(562,429)	(509,722)

	3,093,670	3,264,636
Noncontrolling interest
Preferred stock of subsidiary	432,862	430,596

	3,526,532	3,695,232

	$9,988,489	$9,791,472

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues
Oil sales	$467,488	$331,843
Gas sales	53,524	96,802
Other operating revenues	3,263	1,669

	524,275	430,314

Costs and Expenses
Lease operating expenses	83,006	72,251
Steam gas costs	11,124	15,761
Electricity	11,374	9,720
Production and ad valorem taxes	12,631	11,528
Gathering and transportation expenses	16,272	12,747
General and administrative	38,382	36,023
Depreciation, depletion and amortization	177,697	134,543
Accretion	3,753	4,257
Other operating income	(1,261)	(304)

	352,978	296,526

Income from Operations	171,297	133,788
Other (Expense) Income
Interest expense	(45,253)	(32,404)
Loss on mark-to-market derivative contracts	(109,050)	(50,996)
(Loss) gain on investment measured at fair value	(135,930)	67,254
Other (expense) income	(405)	554

(Loss) Income Before Income Taxes	(119,341)	118,196
Income tax (expense) benefit
Current	(19)	(372)
Deferred	46,057	(46,845)

Net (Loss) Income	(73,303)	$70,979

Net income attributable to noncontrolling interest in the form of preferred stock of subsidiary	(9,016)

Net Loss Attributable to Common Stockholders	$(82,319)

(Loss) Earnings per Common Share
Basic	$(0.64)	$0.50
Diluted	$(0.64)	$0.49
Weighted Average Common Shares Outstanding
Basic	129,348	140,868

Diluted	129,348	143,416

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of dollars)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(73,303)	$70,979
Items not affecting cash flows from operating activities
Depreciation, depletion and amortization	177,697	134,543
Accretion	3,753	4,257
Deferred income tax (benefit) expense	(46,057)	46,845
Loss on mark-to-market derivative contracts	109,050	50,996
Loss (gain) on investment measured at fair value	135,930	(67,254)
Non-cash compensation	18,232	16,806
Other non-cash items	1,421	918
Change in assets and liabilities from operating activities
Accounts receivable and other assets	4,857	(13,257)
Accounts payable and other liabilities	(5,338)	4,752
Income taxes receivable/payable	9,169	40,378

Net cash provided by operating activities	335,411	289,963

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(401,311)	(358,472)
Acquisition of oil and gas properties	(16,573)	(24,511)
Proceeds from sales of oil and gas properties, net of costs and expenses	42,656	11,987
Derivative settlements	9,321	(15,021)
Additions to other property and equipment	(2,904)	(2,671)

Net cash used in investing activities	(368,811)	(388,688)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facilities	2,515,500	1,313,850
Repayments of revolving credit facilities	(2,440,500)	(1,808,850)
Proceeds from issuance of Senior Notes	-	600,000
Costs incurred in connection with financing arrangements	(125)	(9,069)
Purchase of treasury stock	(88,490)	-
Distributions to holders of noncontrolling interest in the form of preferred stock of subsidiary	(6,750)	-
Other	-	4

Net cash (used in) provided by financing activities	(20,365)	95,935

Net decrease in cash and cash equivalents	(53,765)	(2,790)
Cash and cash equivalents, beginning of period	419,098	6,434

Cash and cash equivalents, end of period	$365,333	$3,644

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

(share and dollar amounts in thousands)

								Noncontrolling
								Interest
								in the
			Additional Paid-in				Total Stockholders’	Form of
	Common Stock			Retained	Treasury Stock			Preferred Stock	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity	of Subsidiary	Equity
Balance at December 31, 2011	143,924	$1,439	$3,434,928	$337,991	(13,302)	$ (509,722)	$3,264,636	$430,596	$3,695,232
Net (loss) income	-	-	-	(82,319)	-	-	(82,319)	9,016	(73,303)
Restricted stock awards	-	-	(164)	-	-	-	(164)	-	(164)
Treasury stock purchases	-	-	-	-	(2,390)	(88,490)	(88,490)	-	(88,490)
Issuance of treasury stock for restricted stock awards	-	-	(29,355)	(6,419)	688	35,774	-	-	-
Distributions to holders of noncontrolling interest in the form of preferred stock of subsidiary	-	-	-	-	-	-	-	(6,750)	(6,750)
Exercise of stock options and other	-	-	-	(2)	-	9	7	-	7

Balance at March 31, 2012	143,924	$1,439	$3,405,409	$249,251	(15,004)	$(562,429)	$3,093,670	$432,862	$3,526,532

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

Our consolidated financial statements include the accounts of all our consolidated subsidiaries. We consolidate entities when we have the ability to control or direct the operating and financial decisions of the entity or when we have a significant interest in the entity that gives us the ability to direct the activities that are significant to that entity. The determination of our ability to control, direct or exert significant influence over an entity involves the use of judgment. All significant intercompany transactions have been eliminated. All adjustments, consisting only of normal recurring adjustments that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. The results of our operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Asset Retirement Obligation.    The following table reflects the changes in our asset retirement obligation during the three months ended March 31, 2012 (in thousands):

Asset retirement obligation - December 31, 2011	$238,381
Settlements	(1,470)
Accretion expense	3,753
Asset retirement additions	1,340

Asset retirement obligation - March 31, 2012 (1)	$242,004

(1)	$6.8 million is included in other current liabilities.

Earnings Per Share. For the three months ended March 31, 2012 and 2011 the weighted average shares outstanding for computing basic and diluted earnings per share were (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Weighted average common shares outstanding - basic	129,348	140,868
Unvested restricted stock, restricted stock units and stock options	-	2,548

Weighted average common shares outstanding - diluted	129,348	143,416

Because we recognized a net loss for the three months ended March 31, 2012, no unvested restricted stock, unvested restricted stock units, or RSUs, or stock options were included in computing earnings per share as the effect was antidilutive. In the three months ended March 31, 2011, 1.0 million RSUs were excluded in computing diluted earnings per share because they were antidilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method.

In computing our earnings per share for the three months ended March 31, 2012, we decreased our reported net income by approximately $9.0 million in preferred stock dividends attributable to the noncontrolling interest associated with our consolidated subsidiary Plains Offshore Operations Inc., or Plains Offshore. We owned 100% of the common shares of Plains Offshore during the three months ended March 31, 2012, and because Plains Offshore had a net loss for the three months ended March 31, 2012, we did not allocate any undistributed earnings to the noncontrolling interest preferred stock. In the event that Plains Offshore has net income in future periods, we will be required to allocate distributed and undistributed earnings between the common and preferred shares of Plains Offshore.

Inventories.    Oil inventories are carried at the lower of the cost to produce or market value, and materials and supplies inventories are stated at the lower of cost or market with cost determined on an average cost method. At March 31, 2012 and December 31, 2011, inventory consisted of the following (in thousands):

	00000000000	00000000000
	March 31,	December 31,
	2012	2011
Oil	$8,524	$7,075
Materials and supplies	12,144	13,098

	$20,668	$20,173

Oil and Natural Gas Properties Not Subject to Amortization.    The cost of unproved oil and natural gas properties are excluded from amortization until the properties are evaluated. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. Unproved properties are assessed periodically, at least annually, to determine whether impairment has occurred. We assess properties on an individual basis or as a group if properties are individually insignificant. The assessment considers the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, assignment of proved reserves and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization. The transfer of costs into the amortization base involves a significant amount of judgment and may be subject to changes over time based on our drilling plans and results, geological and geophysical evaluations, the assignment of proved reserves, availability of capital, and other factors. The timing of these transfers into our amortization base impacts our depreciation, depletion and amortization, or DD&A, rate and full cost ceiling test.

As of March 31, 2012, due to low natural gas prices, our assessment of the unproved property in the Haynesville Shale area indicated an impairment and accumulated costs of approximately $483 million were transferred to the full cost pool. Subsequent to March 31, 2012, natural gas prices have continued to decline. As of April 2012, the twelve-month average of the first-day-of-the-month reference price for natural gas declined from $3.73 per MMBtu at March 31, 2012 to $3.54 per MMBtu.

Stock-Based Compensation.    Stock-based compensation for the three months ended March 31, 2012 was $23.5 million, of which $13.8 million is included in general and administrative expense, or G&A, $4.4 million is included in lease operating expense and $5.3 million is included in oil and natural gas properties. Stock-based compensation for the three months ended March 31, 2011 was $21.3 million, of which $13.8 million is included in G&A, $3.0 million is included in lease operating expense and $4.5 million is included in oil and natural gas properties.

During the first three months of 2012, we granted 806 thousand RSUs at an average fair value of $43.04 per share to be settled in shares of common stock, 1.2 million RSUs at an average fair value of $43.04 per share to be settled in cash and 474 thousand stock appreciation rights with an average exercise price of $42.90 per share.

Additionally, we issued 225 thousand RSUs to be settled in cash that are subject to a market condition in which the price performance of PXP common stock is compared to an average of two peer indices. Based on the performance, these units may settle upon vesting at 0% to 150% of the number of awards granted as determined by linear interpolation.

We used a Monte-Carlo simulation model to estimate the fair value of the cash-settled RSUs subject to the market condition. This model involves forecasting potential future stock price paths based on the expected return on our common stock and the indices and their volatility, then calculating the fair value of RSUs to be granted based on the results of the simulations. At March 31, 2012, we estimated that these units had a weighted average fair value of $42.28 per unit, an aggregate fair value of $9.5 million and a weighted average remaining contractual life of two years.

Stock Repurchase Program.    In January 2012, we repurchased 2.4 million common shares at an average cost of $37.02 per share, totaling $88.5 million. Subsequent to these repurchases, our Board of Directors reset the authorization to $1.0 billion of PXP common stock, all of which is available for repurchase, and extended the program until January 2016.

Noncontrolling Interest in the Form of Preferred Stock of Subsidiary.    Noncontrolling interest in the form of preferred stock of subsidiary represents the ownership interest held by third parties, in the net assets of our consolidated subsidiary Plains Offshore, in the form of convertible perpetual preferred stock and associated non-detachable warrants.

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

During the first quarter of 2012, Plains Offshore declared a quarterly dividend on the preferred stock of approximately $9.0 million, or $20.02 per share of preferred stock, $15.00 per share of which was paid in cash with the remaining deferred, which accumulates and compounds quarterly at 8% per annum until paid.

Recent Accounting Pronouncements.    In December 2011, the Financial Accounting Standards Board, or FASB, issued authoritative guidance requiring entities to disclose both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position as well as financial instruments and transactions subject to agreements similar to master netting arrangements. The additional disclosures will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The guidance is effective for interim and annual periods beginning on or after January 1, 2013, and will primarily impact our disclosures associated with our commodity derivative instruments. We are currently evaluating the impact of this guidance.

Note 2 — Long-Term Debt

At March 31, 2012 and December 31, 2011, long-term debt consisted of (in thousands):

	March 31, 2012	December 31, 2011

Senior revolving credit facility	$810,000	$735,000
Plains Offshore senior credit facility	-	-
7 3/4% Senior Notes due 2015	79,281	79,281
10% Senior Notes due 2016 (1)	175,858	175,385
7% Senior Notes due 2017	76,901	76,901
7 5/8% Senior Notes due 2018	400,000	400,000
8 5/8% Senior Notes due 2019 (2)	394,511	394,385
7 5/8% Senior Notes due 2020	300,000	300,000
6 5/8% Senior Notes due 2021	600,000	600,000
6 3/4% Senior Notes due 2022	1,000,000	1,000,000

	$3,836,551	$3,760,952

(1)	The amount is net of unamortized discount of $9.0 million and $9.5 million at March 31, 2012 and December 31, 2011, respectively.
(2)	The amount is net of unamortized discount of $5.5 million and $5.6 million at March 31, 2012 and December 31, 2011, respectively.

Senior Revolving Credit Facility.    In February 2012, our borrowing base was increased from $1.8 billion to $2.3 billion until the next scheduled redetermination date on or before May 1, 2013. The commitments remained unchanged at $1.4 billion. The borrowing base will be redetermined on an annual basis, with us and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on our oil and gas properties, reserves, other indebtedness and other factors. We are required, among other things, to make a mandatory prepayment if the combined total borrowings under both our senior revolving credit facility and the Plains Offshore senior credit facility exceed the borrowing base. Additionally, our senior revolving credit facility contains a $250 million limit on letters of credit, a $50 million commitment for swingline loans and matures on May 4, 2016. At March 31, 2012, we had $1.2 million in letters of credit outstanding under our senior revolving credit facility.

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

Plains Offshore Senior Credit Facility.    The aggregate commitments of the lenders under the Plains Offshore senior credit facility are $300 million. The Plains Offshore senior credit facility contains a $50 million limit on letters of credit and matures on November 18, 2016. At March 31, 2012, Plains Offshore had no letters of credit outstanding under its senior credit facility.

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

The borrowings under the Plains Offshore senior credit facility are guaranteed on a senior basis by PXP and certain of our subsidiaries, and are secured on a pari passu basis by liens on the same collateral that secures PXP’s senior revolving credit facility. The Plains Offshore senior credit facility contains certain affirmative and negative covenants, including limiting Plains Offshore’s ability, among other things, to create liens, incur other indebtedness, make dividends (excluding dividends on preferred stock) or other distributions, make investments, change the nature of Plains Offshore’s business and merge or consolidate, sell assets, enter into certain types of swap agreements and enter into certain transactions with affiliates, as well as other customary events of default, including a cross-default to PXP’s senior revolving credit facility. If an event of default (as defined in our senior revolving credit facility) has occurred and is continuing under our senior revolving credit facility that has not been cured or waived by the lenders thereunder then the Plains Offshore lenders could accelerate and demand repayment of the Plains Offshore senior credit facility.

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

We borrow under our short-term facility to fund our working capital needs. The funding requirements are typically generated due to the timing differences between payments and receipts associated with our oil and gas production. We generally pay off the short-term facility with receipts from the sales of our oil and gas production or borrowings under our senior revolving credit facility. No amounts were outstanding under the short-term facility at March 31, 2012. The daily average outstanding balance for the three months ended March 31, 2012 was $43.0 million.

Subsequent Events

In April 2012, we issued $750 million of 6 1/8% Senior Notes due 2019, or the 6 1/8% Senior Notes, at par. We received approximately $737.5 million of net proceeds, after deducting the underwriting discount and offering expenses. We used the net proceeds to reduce indebtedness outstanding under our senior revolving credit facility and for general corporate purposes, including the redemption of $76.9 million aggregate principal amount of our 7% Senior Notes due 2017, or the 7% Senior Notes. We may redeem all or part of the 6 1/8% Senior Notes on or after June 15, 2016 at specified redemption prices and prior to such date at a “make-whole” redemption price. In addition, prior to June 15, 2015 we may at our option, redeem up to 35% of the 6 1/8% Senior Notes with the proceeds of certain equity offerings. In the event of a change of control triggering event, as defined in the indenture, we will be required to make an offer to repurchase the 6 1/8% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

The 6 1/8% Senior Notes are general unsecured senior obligations. They are jointly and severally guaranteed by certain of our existing domestic subsidiaries. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the assets of that subsidiary guarantor; (ii) in connection with any sale or other disposition of all the capital stock of a subsidiary guarantor; (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of such subsidiary guarantor provided no default or event of default has occurred or is continuing; or (vi) at such time as such subsidiary guarantor does not have outstanding any guarantee of any of our or any of our subsidiary guarantor’s indebtedness (other than the notes) in excess of $10.0 million in aggregate principal amount. The 6 1/8% Senior Notes rank senior in right of payment to all of our existing and future subordinated indebtedness; pari passu in right of payment with any of our existing and future unsecured indebtedness that is not by its terms subordinated to the 6 1/8% Senior Notes; effectively junior to our existing and future secured indebtedness, including indebtedness under our senior revolving credit facility and the Plains Offshore’s senior credit facility, to the extent of our assets constituting collateral securing that indebtedness; and effectively subordinate to all existing and future indebtedness and other liabilities (other than indebtedness and liabilities owed to us) of our non-guarantor subsidiaries, including indebtedness under the Plains Offshore senior credit facility, which we guarantee, and the shares of preferred stock issued by Plains Offshore.

The terms of our senior revolving credit facility require our borrowing base to be automatically reduced by an amount equal to 0.25 multiplied by the stated principal amount of any issuance of Senior Notes. However, the borrowing base will not be reduced by any proceeds from the issuance of Senior Notes used within 75 days to redeem any existing Senior Notes. In connection with our issuance of the 6 1/8% Senior Notes, our lenders approved our request to reduce our existing $2.3 billion borrowing base by an amount equal to 0.25 multiplied by the principal in excess of $500 million that is not used to repay any existing Senior Notes.

The other terms and conditions of our senior revolving credit facility remained the same.

Note 3 — Commodity Derivative Contracts

General

We are exposed to various market risks, including volatility in oil and gas commodity prices and interest rates. The level of derivative activity we engage in depends on our view of market conditions, available derivative prices and operating strategy. A variety of derivative instruments, such as swaps, collars, put options, calls and various combinations of these instruments, may be utilized to manage our exposure to the volatility of oil and gas commodity prices. Currently, we do not use derivatives to manage our interest rate risk. The interest rate on our senior revolving credit facility and Plains Offshore’s senior credit facility is variable, while our senior notes are at fixed rates.

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

During the first quarter of 2012, we converted 5,000 of the 22,000 BOPD of Brent crude oil put option contracts for 2013 to three-way collars. These modified three-way collars have a floor price of $90 per barrel with a limit of $70 per barrel and a weighted average ceiling price of $126.08, and we eliminated approximately $11 million of deferred premiums. We entered into Brent crude oil put option spread contracts on 13,000 BOPD for 2013 with a floor price of $100 per barrel and a limit of $80 per barrel and Brent three-way collars on 25,000 BOPD for 2013 that have a floor price of $100 per barrel with a limit of $80 per barrel and a weighted average ceiling price of $124.29 per barrel. Additionally, we entered into Brent crude oil put option spread contracts on 20,000 BOPD for 2014 with a floor price of $90 per barrel and a limit of $70 per barrel. We entered into natural gas swap contracts on 100,000 MMBtu per day for 2014 with an average price of $4.09 per MMBtu.

See Note 5 – Fair Value Measurements of Assets and Liabilities, for additional discussion on the fair value measurement of our derivative contracts.

As of March 31, 2012, we had the following outstanding commodity derivative contracts, all of which settle monthly:

Period	Instrument Type	Daily Volumes	Average Price (1)	Average Deferred Premium	Index
Sales of Crude Oil Production
2012
Apr - Dec	Three-way collars (2)	40,000 Bbls	$100.00 Floor with an $80.00 Limit	-	Brent
$120.00 Ceiling
2013
Jan - Dec	Put options (3)	17,000 Bbls	$90.00 Floor with a $70.00 Limit	$6.253 per Bbl	Brent
Jan - Dec	Put options (3)	13,000 Bbls	$100.00 Floor with an $80.00 Limit	$6.800 per Bbl	Brent
Jan - Dec	Three-way collars (2)	25,000 Bbls	$100.00 Floor with an $80.00 Limit	-	Brent
$124.29 Ceiling
Jan - Dec	Three-way collars (2)	5,000 Bbls	$90.00 Floor with a $70.00 Limit	-	Brent
$126.08 Ceiling
2014
Jan - Dec	Put options (3)	20,000 Bbls	$90.00 Floor with a $70.00 Limit	$6.555 per Bbl	Brent

Sales of Natural Gas Production
2012
Apr - Dec	Put options (4)	120,000 MMBtu	$4.30 Floor with a $3.00 Limit	$0.298 per MMBtu	Henry Hub
Apr - Dec	Three-way collars (5)	40,000 MMBtu	$4.30 Floor with a $3.00 Limit	-	Henry Hub
$4.86 Ceiling
2013
Jan - Dec	Swap contracts (6)	110,000 MMBtu	$4.27	-	Henry Hub

2014
Jan - Dec	Swap contracts (6)	100,000 MMBtu	$4.09	-	Henry Hub

(1)	The average strike prices do not reflect any premiums to purchase the put options.
(2)

If the index price is less than the per barrel floor, we receive the difference between the per barrel floor and the index price up to a maximum of $20 per barrel. We pay the difference between the index price and the per barrel ceiling if the index price is greater than the per barrel ceiling. If the index price is at or above the per barrel floor but at or below the per barrel ceiling, no cash settlement is required.

(3)

If the index price is less than the per barrel floor, we receive the difference between the per barrel floor and the index price up to a maximum of $20 per barrel less the option premium. If the index price is at or above the per barrel floor, we pay only the option premium.

(4)

If the index price is less than the per MMBtu floor, we receive the difference between the per MMBtu floor and the index price up to a maximum of $1.30 per MMBtu less the option premium. If the index price is at or above the per MMBtu floor, we pay only the option premium.

(5)

If the index price is less than the per MMBtu floor, we receive the difference between the per MMBtu floor and the index price up to a maximum of $1.30 per MMBtu. We pay the difference between the index price and the per MMBtu ceiling if the index price is greater than the per MMBtu ceiling. If the index price is at or above the per MMBtu floor but at or below the per MMBtu ceiling, no cash settlement is required.

(6)

If the index price is less than the fixed price ($4.27 per MMBtu for the 2013 contracts and $4.09 per MMBtu for the 2014 contracts), we receive the difference between the fixed price and the index price. We pay the difference between the index price and the fixed price if the index price is greater than the fixed price.

Balance Sheet

At March 31, 2012 and December 31, 2011, we had the following outstanding commodity derivative contracts recorded in our balance sheet (in thousands):

	0000000000	0000000000	0000000000
		Estimated Fair Value
Instrument Type	Balance Sheet Classification	March 31, 2012	December 31, 2011
Crude oil puts	Commodity derivative contracts - current assets	$8,345	$-
Crude oil collars	Commodity derivative contracts - current (liabilities) assets	(71,843)	10,623
Natural gas puts	Commodity derivative contracts - current assets	38,581	41,335
Natural gas collars	Commodity derivative contracts - current assets	12,735	13,163
Natural gas swaps	Commodity derivative contracts - current assets	9,259	-
Crude oil puts	Commodity derivative contracts - non-current assets	73,260	48,306
Natural gas swaps	Commodity derivative contracts - non-current assets	27,325	12,951
Crude oil collars	Commodity derivative contracts - non-current liabilities	(24,225)	-

Total derivative instruments		$73,437	$126,378

The following table provides supplemental information to reconcile the fair value of our derivative contracts to our balance sheet at March 31, 2012 and December 31, 2011, considering the deferred premiums, accrued interest and related settlement payable/receivable amounts which are not included in the fair value amounts disclosed in the table above (in thousands):

	0000000000	0000000000
	March 31, 2012	December 31, 2011
Net fair value asset	$73,437	$126,378
Deferred premium and accrued interest on derivative contracts	(127,389)	(62,430)
Settlement payable	(5,675)	(5,106)
Settlement receivable	180	216

Net commodity derivative (liability) asset	$(59,447)	$59,058

Commodity derivative contracts - current asset	$17,628	$50,964
Commodity derivative contracts - non-current asset	25,706	12,678
Commodity derivative contracts - current liability	(53,240)	(3,761)
Commodity derivative contracts - non-current liability	(49,541)	(823)

	$(59,447)	$59,058

We present the fair value of our derivative contracts on a net basis where the right of offset is provided for in our counterparty agreements.

Income Statement

During the three months ended March 31, 2012 and 2011, pre-tax amounts recognized in our income statements for derivative transactions were as follows (in thousands):

	0000000000	0000000000
	Three Months Ended March 31,
	2012	2011
Loss on mark-to-market derivative contracts	$(109,050)	$(50,996)

Cash Payments and Receipts

During the three months ended March 31, 2012 and 2011, cash (payments) receipts for derivatives were as follows (in thousands):

	000000000	000000000
	Three Months Ended March 31,
	2012	2011
Oil derivatives	$(5,856)	$(15,641)
Natural gas derivatives	15,177	620

	$9,321	$(15,021)

Credit Risk

We generally do not require collateral or other security to support derivative instruments subject to credit risk. However, the agreements with each of the counterparties to our derivative instruments contain netting provisions within the agreements. If a default occurs under the agreements, the non-defaulting party can offset the amount payable to the defaulting party under the derivative contracts with the amount due from the defaulting party under the derivative contracts. As a result of the netting provisions under the agreements, our maximum amount of loss due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts. The maximum amount of loss due to credit risk that we would have incurred if all the counterparties to our derivative contracts failed to perform according to the terms of the derivative contracts at March 31, 2012 was $32.7 million.

Contingent Features

As of March 31, 2012, the counterparties to our commodity derivative contracts consisted of nine financial institutions. Our counterparties or their affiliates are generally also lenders under our senior revolving credit facility. As a result, the counterparties to our derivative agreements share in the collateral supporting our senior revolving credit facility. Therefore, we are not generally required to post additional collateral under our derivative agreements.

Certain of our derivative agreements contain cross-default and acceleration provisions relative to our material debt agreements. If we were to default on any of our material debt agreements, it would be a violation of these provisions, and the counterparties to our derivative agreements could request immediate payment on derivative instruments that are in a net liability position at that time. As of March 31, 2012, we were in a net liability position with five of the counterparties to our derivative instruments, totaling $91.7 million.

Subsequent Event

In April 2012, we entered into Brent crude oil put option spread contracts on 30,000 BOPD for 2014 with a floor price of $90 per barrel, a limit of $70 per barrel and weighted average deferred premium and interest of $5.594 per barrel.

Note 4 — Investment

At March 31, 2012 and 2011, we owned 51.0 million shares of McMoRan Exploration Co. common stock, approximately 31.6% and 32.2%, respectively, of its common shares outstanding. In December 2010, we acquired the McMoRan common stock and other consideration in exchange for all of our interests in our U.S. Gulf of Mexico leasehold located in less than 500 feet of water. We entered into a stockholder agreement with McMoRan requiring us to refrain from certain activities that could be undertaken to acquire control of McMoRan. We may sell shares of McMoRan common stock pursuant to underwritten offerings, in periodic sales under the shelf registration statement filed by McMoRan (subject to certain volume limitations), pursuant to the exercise of piggyback registration rights or as otherwise permitted by applicable law.

We are deemed to exercise significant influence over the operating and investing policies of McMoRan but do not have control. We have elected to measure our equity investment in McMoRan at fair value, and the change in fair value of our investment is recognized as a gain or loss on investment measured at fair value in our income statement. We believe that using fair value as a measurement basis for our investment is useful to our investors because our earnings on the investment will be dependent on the fair value on the date we divest the shares. At March 31, 2012, the McMoRan shares were valued at approximately $475.7 million, based on McMoRan’s closing stock price of $10.70 on March 31, 2012, discounted to reflect certain limitations on the marketability of the McMoRan shares. During the three months ended March 31, 2012 and 2011, we recorded an unrealized loss of $135.9 million and an unrealized gain of $67.3 million, respectively, on our investment.

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

	Three Months Ended
	March 31,
	2012 (1)	2011
Results of Operations (2)
Revenues	$34,964	$44,115
Operating income (loss)	2,644	(2,983)
Income (loss) from continuing operations	2,716	(4,680)
Net loss applicable to common stock	(1,533)	(8,871)

(1)	Amounts are based on McMoRan’s Form 8-K dated April 17, 2012.
(2)	Amounts represent our 31.6% and 32.2% equity ownership in McMoRan as of March 31, 2012 and 2011, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our commodity derivative instruments and investment are recorded at fair value on a recurring basis in our balance sheet with the changes in fair value recorded in our income statement. The following table presents, for each fair value hierarchy level, our commodity derivative assets and liabilities and our investment measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

	Identical Assets	Identical Assets	Identical Assets	Identical Assets
		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
Commodity derivative contracts (1)
Crude oil puts	$81,605	$-	$-	$81,605
Crude oil collars	(96,068)	-	(21,069)	(74,999)
Natural gas puts	38,581	-	-	38,581
Natural gas collars	12,735	-	-	12,735
Natural gas swaps	36,584	-	36,584	-
Investment (2)	475,741	-	-	475,741

	$549,178	$-	$15,515	$533,663

December 31, 2011
Commodity derivative contracts (1)
Crude oil puts	$48,306	$-	$-	$48,306
Crude oil collars	10,623	-	(669)	11,292
Natural gas puts	41,335	-	-	41,335
Natural gas collars	13,163	-	-	13,163
Natural gas swaps	12,951	-	12,951	-
Investment (2)	611,671	-	-	611,671

	$738,049	$-	$12,282	$725,767

(1)

Option premium and accrued interest of $127.4 million and $62.4 million at March 31, 2012 and December 31, 2011, respectively, settlement payable of $5.7 million and $5.1 million at March 31, 2012 and December 31, 2011, respectively, and settlement receivable of $0.2 million at March 31, 2012 and December 31, 2011 are not included in the fair value of derivatives.

(2)	Represents our equity investment in McMoRan which would otherwise be reported under the equity method of accounting.

The fair value amounts of our put and collar derivative instruments are estimated using an option-pricing model, which uses various inputs including NYMEX and ICE price quotations, volatilities, interest rates and contract terms. The fair value of our swap derivative instruments are estimated using a pricing model which has various inputs including NYMEX price quotations, interest rates and contract terms. We adjust the valuations for credit quality, using the counterparties’ credit quality for asset balances and our credit quality for liability balances. For asset balances, we use the credit default swap value for counterparties when available or the spread between the risk-free interest rate and the yield on the counterparties’ publicly traded debt for similar maturities. We consider the impact of netting agreements on counterparty credit risk, including whether the position with the counterparty is a net asset or net liability.

We classify derivatives that have identical assets or liabilities with quoted, unadjusted prices in active markets as Level 1. We classify derivatives as Level 2 if the inputs used in the valuation model are directly or indirectly observable for substantially the full term of the instrument; however, if the significant inputs are not observable for substantially the full term of the instrument, we classify those derivatives as Level 3. We determine whether the market for our derivative instruments is active or inactive based on transaction volume for such instruments and classify as Level 3 those instruments that are not actively traded. For these inputs, we utilize pricing and volatility information from other instruments with similar characteristics and extrapolate and/or interpolate data between data points for thinly traded instruments. As of March 31, 2012, our 2013 and 2014 natural gas swaps and certain of our 2012 crude oil collars are classified as Level 2, certain of our 2012 crude oil collars are classified as Level 3 and all of our 2012 natural gas and 2013 and 2014 crude oil contracts are classified as Level 3 instruments.

We determine the fair value of our investment by discounting for lack of marketability at the reporting date. The discount factor for lack of marketability is determined by utilizing both Protective put and Asian put option models. Both of these options are valued using a Black-Scholes option-pricing model which utilizes various inputs including the closing price of the McMoRan common stock, implied volatility of the instrument, number of shares being valued, length of time that would be necessary to dispose of our investment, expected dividend and risk-free interest rates. As of March 31, 2012, we have classified our investment as Level 3 since the fair value is determined by utilizing significant inputs that are unobservable.

We determine the appropriate level for each financial asset and liability on a quarterly basis and recognize any transfers at the beginning of the reporting period.

We adopted the guidance amending certain accounting and disclosure requirements related to fair value measurements on January 1, 2012. The guidance clarifies (i) the requirement that the highest and best use concept is only relevant for measuring nonfinancial assets, (ii) requirements to measure the fair value of instruments classified in shareholders’ equity and (iii) the requirement to disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance also (i) permits a reporting entity to measure the fair value of certain financial assets and liabilities managed in a portfolio at the price that would be received to sell a net asset position or transfer a net liability position for a particular risk, (ii) eliminates premiums or discounts related to size as a characteristic of the reporting entity’s holding and (iii) expands disclosures for fair value measurement. The provisions of this standard did not have an impact on our consolidated financial position, results of operations or cash flows.

The following table presents quantitative information about Level 3 inputs used in the fair value measurement of our commodity derivative contracts and our investment measured at fair value as of March 31, 2012 (in thousands):

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2012
Commodity derivative contracts (1)
Crude oil puts	$81,605	Option pricing model	Implied volatility	25% - 36% (30%)
Crude oil collars	(74,999)	Option pricing model	Implied volatility	21% - 83% (31%)
Natural gas puts	38,581	Option pricing model	Implied volatility	37% - 48% (45%)
Natural gas collars	12,735	Option pricing model	Implied volatility	37% - 48% (45%)
Investment (2)	475,741	Option pricing model	Discount for lack of marketability	10% - 16% (13%)

(1)

Represents the range of implied volatility associated with the forward commodity prices used in the valuation of our derivative contracts. We have determined that a market participant would use a similar volatility curve when pricing similar commodity derivative contracts.

(2)

Represents the range of discount for lack of marketability associated with our investment in the common stock of McMoRan. The discount for lack of marketability is derived by an analysis of publicly traded option contracts of McMoRan common stock as of the valuation date. We have determined that a market participant would use a similar valuation methodology when pricing an investment with similar terms.

The significant unobservable inputs used in the fair value measurement of our commodity derivative contracts are implied volatilities. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement.

Implied volatility associated with the common stock of McMoRan is a significant unobservable input used in the determination of the discount for lack of marketability of our investment measured at fair value. Significant increases (decreases) in volatility in isolation would result in a significantly higher (lower) discount factor for lack of marketability. Additionally, another significant unobservable input, the expected term of our investment, impacts the discount factor for lack of marketability. Significant increases (decreases) in the expected term in isolation would result in a significantly higher (lower) discount factor for lack of marketability. A higher discount factor would result in a lower fair value measurement of our investment.

The following table presents a reconciliation of changes in fair value of our financial assets and liabilities classified as Level 3 for the three months ended March 31, 2012 and 2011 (in thousands):

	Derivates (1)	Derivates (1)	Derivates (1)	Derivates (1)
	Three Months Ended March 31,
	2012		2011
	Commodity Derivatives (1)	Investment	Commodity Derivatives (1)	Investment
Fair value at beginning of period	$114,096	$611,671	$4,785	$664,346
Transfers into Level 3 (2)	(668)	-	-	-
Transfers out of Level 3 (3)	(2,817)	-	-	-
Realized and unrealized gains and losses included in earnings (4)	(108,275)	(135,930)	1,502	67,254
Purchases	69,721	-	-	-
Settlements	(14,135)	-	(620)	-

Fair value at end of period	$57,922	$475,741	$5,667	$731,600

Change in unrealized gains and losses relating to assets and liabilities held as of the end of the period (4)	$105,399	$(135,930)	$795	$67,254

(1)	Deferred option premiums and interest are not included in the fair value of derivatives.
(2)	During the first quarter of 2012, the inputs used to value certain of our 2012 crude oil collars were significantly unobservable and those contracts were transferred from Level 2 to Level 3.
(3)	During the first quarter of 2012, the inputs used to value certain of our 2012 crude oil collars were directly or indirectly observable and those contracts were transferred from Level 3 to Level 2.
(4)

Realized and unrealized gains and losses included in earnings for the period are reported as loss on mark-to-market derivative contracts and (loss) gain on investment measured at fair value in our income statement for our commodity derivative contracts and our investment, respectively.

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

The following table presents the carrying amounts and fair values of our other financial instruments as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current Asset (1)
Cash and cash equivalents	$365,333	$365,333	$419,098	$419,098
Current Liability (2)
Deferred premium and accrued interest on derivative contracts	27,194	27,194	13,029	13,029
Non-Current Liability (2)
Deferred premium and accrued interest on derivative contracts	100,195	100,195	49,401	49,401
Long-Term Debt (3)
Senior revolving credit facility	810,000	810,000	735,000	735,000
Plains Offshore senior credit facility	-	-	-	-
7 3/4% Senior Notes	79,281	81,659	79,281	81,858
10% Senior Notes	175,858	194,323	175,385	194,239
7% Senior Notes	76,901	79,304	76,901	79,593
7 5/8% Senior Notes	400,000	425,000	400,000	424,000
8 5/8% Senior Notes	394,511	442,839	394,385	433,331
7 5/8% Senior Notes	300,000	327,000	300,000	324,750
6 5/8% Senior Notes	600,000	636,000	600,000	630,000
6 3/4% Senior Notes	1,000,000	1,045,000	1,000,000	1,047,500

(1)	Our cash and cash equivalents consist primarily of money market mutual funds and would have been classified as Level 1 under the fair value hierarchy.
(2)	If our deferred premium and accrued interest payable on our commodity derivative contracts had been measured at fair value, it would have been classified as Level 3 under the fair value hierarchy.
(3)

The carrying value of our senior revolving credit facility approximates its fair value, as interest rates are variable, based on prevailing market rates. Our senior revolving credit facility would have been classified as Level 1 under the fair value hierarchy. If our senior notes had been measured at fair value, we would have classified them as Level 1 under the fair value hierarchy as the inputs utilized for the measurement would be quoted, unadjusted prices from over-the-counter markets for debt instruments.

Note 6 — Divestment

During the first quarter of 2012, we completed the divestment of our interests in approximately 2,000 gross leasehold acres in our Texas Panhandle properties. After the exercise of third party preferential rights and preliminary closing adjustments, we received approximately $43.4 million in cash. The transactions were effective November 1, 2011. The proceeds were recorded as a reduction to capitalized costs pursuant to full cost accounting rules.

At March 31, 2012, we continue to have interests in approximately 40,000 gross leasehold acres in the Texas Panhandle. We expect to receive additional proceeds from future closings, as may be further modified for additional post-closing adjustments.

Note 7 — Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any significant unusual or infrequently occurring items which are recorded in the period that the specific item occurs. For the three months ended March 31, 2012, our income tax benefit was approximately 39% of pre-tax loss. The variance in our estimated annual effective tax rate from the 35% federal statutory rate primarily results from the tax effects of estimated annual permanent differences, including (i) expenses that are not deductible because of IRS limitations and (ii) state income taxes. In addition, specific items affecting our income tax benefit for the first quarter of 2012 included changes to our balance of unrecognized tax benefits.

Note 8 — Commitments, Contingencies and Industry Concentration

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

In connection with the sale of certain properties offshore California in December 2004, we retained the responsibility for certain abandonment costs, including removing, dismantling and disposing of the existing offshore platforms. The present value of such abandonment costs, $83.9 million ($145.2 million undiscounted), is included in our asset retirement obligation as reflected on our balance sheet. In addition, we agreed to guarantee the performance of the purchaser with respect to the remaining abandonment obligations related to the properties (approximately $84.3 million). To secure its abandonment obligations, the purchaser of the properties is required to periodically deposit funds into an escrow account. At March 31, 2012, the escrow account had a balance of $20.9 million. The fair value of our guarantee at March 31, 2012, $0.3 million, considers the payment/performance risk of the purchaser and is included in other long-term liabilities in our balance sheet.

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

Industry Concentration

Effective May 1, 2012, Phillips 66 was spun off from ConocoPhillips at which time we consented to the assignment of our Crude Oil Purchase Agreement from ConocoPhillips to Phillips 66. During 2011, sales to ConocoPhillips accounted for 41% of our total revenues.

Note 9 — Consolidating Financial Statements

We are the issuer of $600 million 7 3/4% Senior Notes, of which $79.3 million aggregate principal amount remains outstanding, $565 million 10% Senior Notes, of which $184.9 million aggregate principal amount remains outstanding, $500 million 7% Senior Notes, of which $76.9 million aggregate principal amount remains outstanding, $400 million 7 5/8% Senior Notes due 2018, $400 million 8 5/8% Senior Notes, $300 million 7 5/8% Senior Notes due 2020, $600 million 6 5/8% Senior Notes and $1 billion 6 3/4% Senior Notes as of March 31, 2012, which are jointly and severally guaranteed by certain of our existing domestic subsidiaries (referred to as “Guarantor Subsidiaries”). In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the assets of that subsidiary guarantor; (ii) in connection with any sale or other disposition of all the capital stock of a subsidiary guarantor; (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of such subsidiary guarantor provided no default or event of default has occurred or is continuing; or (vi) at such time as such subsidiary guarantor does not have outstanding any guarantee of any of our or any of our subsidiary guarantor’s indebtedness (other than the notes) in excess of $10.0 million in aggregate principal amount. Certain of our subsidiaries do not guarantee the Senior Notes (referred to as “Non-Guarantor Subsidiaries”).

PXP Operations LLC.    During the first half of 2011, the reverse like-kind exchange arrangements pursuant to IRC Section 1031 were concluded prior to the completion of a like-kind exchange involving any disposition of PXP properties. As a result, the related Eagle Ford Shale properties were transferred from PXP Operations LLC, which was reported as a Non-Guarantor Subsidiary, to PXP, which is reported as Issuer, and the outstanding notes between PXP Operations LLC and PXP were settled. We have retrospectively adjusted the Issuer, Non-Guarantor Subsidiaries and Intercompany Eliminations columns of the consolidating statements of income and cash flows for the three months ended March 31, 2011 to reflect the unwind of the reverse like-kind exchange arrangement involving PXP Operations LLC.

Plains Offshore.    In October 2011, we entered into a securities purchase agreement with EIG Global Energy Partners for a 20% equity interest in Plains Offshore. As a result, the associated properties were transferred from PXP, which is reported as Issuer, to Plains Offshore, which is reported as a Non-Guarantor Subsidiary. We have retrospectively adjusted the Issuer, Non-Guarantor Subsidiaries and Intercompany Eliminations columns of the consolidating statements of income and cash flows for the three months ended March 31, 2011 to reflect the transfer of these deepwater assets.

The following financial information presents consolidating financial statements, which include:

•	PXP (the “Issuer”);

•	the Guarantor Subsidiaries on a combined basis;

•	the Non-Guarantor Subsidiaries on a combined basis;

•	elimination entries necessary to consolidate the Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries; and

•	PXP on a consolidated basis.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

MARCH 31, 2012

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$10,751	$-	$354,582	$-	$365,333
Accounts receivable and other current assets	935,033	81,384	5,955	-	1,022,372

	945,784	81,384	360,537	-	1,387,705

Property and Equipment, at cost
Oil and natural gas properties - full cost method	4,614,107	8,875,716	1,350,442	-	14,840,265
Other property and equipment	54,802	42,747	51,314	-	148,863

	4,668,909	8,918,463	1,401,756	-	14,989,128
Less allowance for depreciation, depletion, amortization and impairment	(2,398,618)	(7,319,524)	(1,059,186)	3,754,524	(7,022,804)

	2,270,291	1,598,939	342,570	3,754,524	7,966,324

Investment in and Advances to Affiliates	4,538,256	(1,313,694)	(74,647)	(3,149,915)	-

Other Assets	82,399	549,830	2,231	-	634,460

	$7,836,730	$916,459	$630,691	$604,609	$9,988,489

LIABILITIES AND EQUITY
Current Liabilities	$572,079	$88,624	$69,587	$-	$730,290
Long-Term Debt	3,836,551	-	-	-	3,836,551
Other Long-Term Liabilities	264,370	35,446	815	-	300,631
Deferred Income Taxes	70,060	88,371	30,499	1,405,555	1,594,485
Equity
Stockholders’ equity	3,093,670	704,018	96,928	(800,946)	3,093,670
Noncontrolling interest Preferred stock of subsidiary	-	-	432,862	-	432,862

	3,093,670	704,018	529,790	(800,946)	3,526,532

	$7,836,730	$916,459	$630,691	$604,609	$9,988,489

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED MARCH 31, 2012

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$436,363	$31,125	$-	$-	$467,488
Gas sales	5,377	48,147	-	-	53,524
Other operating revenues	513	2,750	-	-	3,263

	442,253	82,022	-	-	524,275

Costs and Expenses
Production costs	99,929	34,267	211	-	134,407
General and administrative	25,796	10,593	1,993	-	38,382
Depreciation, depletion, amortization and accretion	76,032	44,223	133	61,062	181,450
Impairment of oil and gas properties	-	883,635	-	(883,635)	-
Other operating income	-	(1,261)	-	-	(1,261)

	201,757	971,457	2,337	(822,573)	352,978

Income (Loss) from Operations	240,496	(889,435)	(2,337)	822,573	171,297
Other (Expense) Income
Equity in earnings of subsidiaries	(80,069)	-	-	80,069	-
Interest expense	(25)	(44,021)	(1,207)	-	(45,253)
Loss on mark-to-market derivative contracts	(109,050)	-	-	-	(109,050)
Loss on investment measured at fair value	(135,930)	-	-	-	(135,930)
Other (expense) income	(550)	133	12	-	(405)

(Loss) Income Before Income Taxes	(85,128)	(933,323)	(3,532)	902,642	(119,341)
Income tax benefit (expense)	2,809	350,359	1,258	(308,388)	46,038

Net Loss	(82,319)	(582,964)	(2,274)	594,254	(73,303)
Net income attributable to noncontrolling interest in the form of preferred stock of subsidiary	-	-	(9,016)	-	(9,016)

Net Loss Attributable to Common Stockholders	$(82,319)	$(582,964)	$(11,290)	$594,254	$(82,319)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED MARCH 31, 2011

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$277,394	$54,449	$-	$-	$331,843
Gas sales	3,369	93,433	-	-	96,802
Other operating revenues	236	1,433	-	-	1,669

	280,999	149,315	-	-	430,314

Costs and Expenses
Production costs	78,345	43,662	-	-	122,007
General and administrative	22,517	13,127	379	-	36,023
Depreciation, depletion, amortization and accretion	43,195	58,318	43	37,244	138,800
Impairment of oil and gas properties	-	169,994	13,394	(183,388)	-
Other operating income	-	(304)	-	-	(304)

	144,057	284,797	13,816	(146,144)	296,526

Income (Loss) from Operations	136,942	(135,482)	(13,816)	146,144	133,788
Other (Expense) Income
Equity in earnings of subsidiaries	(20,662)	(8)	-	20,670	-
Interest expense	(564)	(31,070)	(770)	-	(32,404)
Loss on mark-to-market derivative contracts	(50,996)	-	-	-	(50,996)
Gain on investment measured at fair value	67,254	-	-	-	67,254
Other income (expense)	470	196	(112)	-	554

Income (Loss) Before Income Taxes	132,444	(166,364)	(14,698)	166,814	118,196
Income tax (expense) benefit	(61,465)	61,996	5,057	(52,805)	(47,217)

Net Income (Loss)	$70,979	$(104,368)	$(9,641)	$114,009	$70,979

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2012

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(82,319)	$(582,964)	$(2,274)	$594,254	$(73,303)
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization, accretion and impairment	76,032	927,858	133	(822,573)	181,450
Equity in earnings of subsidiaries	80,069	-	-	(80,069)	-
Deferred income tax benefit	(2,586)	(349,002)	(1,258)	306,789	(46,057)
Loss on mark-to-market derivative contracts	109,050	-	-	-	109,050
Loss on investment measured at fair value	135,930	-	-	-	135,930
Non-cash compensation	14,738	3,494	-	-	18,232
Other non-cash items	1,039	382	-	-	1,421
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(43,705)	54,072	(5,510)	-	4,857
Accounts payable and other liabilities	22,265	(20,857)	(6,746)	-	(5,338)
Income taxes receivable/payable	9,169	-	-	-	9,169

Net cash provided by (used in) operating activities	319,682	32,983	(15,655)	(1,599)	335,411

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(272,542)	(102,074)	(26,695)	-	(401,311)
Acquisition of oil and gas properties	(3,793)	-	(12,780)	-	(16,573)
Proceeds from sales of oil and gas properties, net of costs and expenses	42,656	-	-	-	42,656
Derivative settlements	9,321	-	-	-	9,321
Additions to other property and equipment	(1,896)	-	(1,008)	-	(2,904)

Net cash used in investing activities	(226,254)	(102,074)	(40,483)	-	(368,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facilities	2,515,500	-	-	-	2,515,500
Repayments of revolving credit facilities	(2,440,500)	-	-	-	(2,440,500)
Costs incurred in connection with financing arrangements	(125)	-	-	-	(125)
Purchase of treasury stock	(88,490)	-	-	-	(88,490)
Distributions to holders of noncontrolling interest in the form of preferred stock of subsidiary	-	-	(6,750)	-	(6,750)
Investment in and advances to affiliates	(72,251)	69,085	1,567	1,599	-

Net cash (used in) provided by financing activities	(85,866)	69,085	(5,183)	1,599	(20,365)

Net increase (decrease) in cash and cash equivalents	7,562	(6)	(61,321)	-	(53,765)
Cash and cash equivalents, beginning of period	3,189	6	415,903	-	419,098

Cash and cash equivalents, end of period	$10,751	$-	$354,582	$-	$365,333

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2011

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$70,979	$(104,368)	$(9,641)	$114,009	$70,979
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization, accretion and impairment	43,195	228,312	13,437	(146,144)	138,800
Equity in earnings of subsidiaries	20,662	8	-	(20,670)	-
Deferred income tax expense (benefit)	48,210	(34,868)	(3,853)	37,356	46,845
Loss on mark-to-market derivative contracts	50,996	-	-	-	50,996
Gain on investment measured at fair value	(67,254)	-	-	-	(67,254)
Non-cash compensation	12,204	4,602	-	-	16,806
Other non-cash items	851	-	67	-	918
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(6,857)	(7,728)	1,328	-	(13,257)
Accounts payable and other liabilities	1,775	2,760	217	-	4,752
Income taxes receivable/payable	40,378	-	-	-	40,378

Net cash provided by operating activities	215,139	88,718	1,555	(15,449)	289,963

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(134,834)	(199,444)	(24,194)	-	(358,472)
Acquisition of oil and gas properties	(9,615)	(14,896)	-	-	(24,511)
Proceeds from sales of oil and gas properties, net of costs and expenses	11,987	-	-	-	11,987
Derivative settlements	(15,021)	-	-	-	(15,021)
Additions to other property and equipment	(1,226)	(443)	(1,002)	-	(2,671)

Net cash used in investing activities	(148,709)	(214,783)	(25,196)	-	(388,688)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facilities	1,313,850	-	-	-	1,313,850
Repayments of revolving credit facilities	(1,808,850)	-	-	-	(1,808,850)
Proceeds from issuance of Senior Notes	600,000	-	-	-	600,000
Costs incurred in connection with financing arrangements	(9,069)	-	-	-	(9,069)
Investment in and advances to affiliates	(165,050)	126,065	23,536	15,449	-
Other	4	-	-	-	4

Net cash (used in) provided by financing activities	(69,115)	126,065	23,536	15,449	95,935

Net decrease in cash and cash equivalents	(2,685)	-	(105)	-	(2,790)
Cash and cash equivalents, beginning of period	6,020	8	406	-	6,434

Cash and cash equivalents, end of period	$3,335	$8	$301	$-	$3,644

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in connection with the information contained in the consolidated financial statements and notes thereto included elsewhere in this report and our Form 10-K for the year ended December 31, 2011.

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

Recent Developments

Derivatives

During the first quarter of 2012, we converted 5,000 of the 22,000 BOPD of Brent crude oil put option contracts for 2013 to three-way collars. These modified three-way collars have a floor price of $90 per barrel with a limit of $70 per barrel and a weighted average ceiling price of $126.08, and we eliminated approximately $11 million of deferred premiums. We entered into Brent crude oil put option spread contracts on 13,000 BOPD for 2013 with a floor price of $100 per barrel and a limit of $80 per barrel and Brent three-way collars on 25,000 BOPD for 2013 that have a floor price of $100 per barrel with a limit of $80 per barrel and a weighted average ceiling price of $124.29 per barrel. Additionally, we entered into Brent crude oil put option spread contracts on 20,000 BOPD for 2014 with a floor price of $90 per barrel and a limit of $70 per barrel. We entered into natural gas swap contracts on 100,000 MMBtu per day for 2014 with an average price of $4.09 per MMBtu.

In April 2012, we entered into Brent crude oil put option spread contracts on 30,000 BOPD for 2014 with a floor price of $90 per barrel, a limit of $70 per barrel and weighted average deferred premium and interest of $5.594 per barrel.

Stock Repurchase Program

In January 2012, we completed the purchase of an additional 2.4 million common shares at an average cost of $37.02 per share totaling $88.5 million. Subsequent to these repurchases, our Board of Directors reset the authorization to $1.0 billion of PXP common stock, all of which is available for repurchase, and extended the program until January 2016.

General

We follow the full cost method of accounting whereby all costs associated with property acquisition, exploration and development activities are capitalized. Our revenues are derived from the sale of oil, gas and natural gas liquids. We recognize revenues when our production is sold and title is transferred. Our revenues are highly dependent upon the prices of, and demand for, oil and gas. The markets for oil and gas have historically been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas and our levels of production are subject to wide fluctuations and depend on numerous factors beyond our control, including supply and demand, economic conditions, foreign imports, the actions of OPEC, political conditions in other oil-producing countries, and governmental regulation, legislation and policies. Under the SEC’s full cost accounting rules, we review the carrying value of our proved oil and gas properties each quarter. These rules generally require that we price our future oil and gas production at the twelve-month average first-day-of-the-month reference prices as adjusted for location and quality differentials to determine a ceiling value of our properties. These prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including derivative contracts that qualify and are designated for hedge accounting treatment. The derivative instruments we have in place are not classified as hedges for accounting purposes. The rules require an impairment if our capitalized costs exceed the allowed “ceiling”. At March 31, 2012, the ceiling with respect to our domestic oil and gas properties exceeded the net capitalized costs of those properties by approximately 36%.

Given the volatility of oil and gas prices, it is likely that our estimate of discounted future net revenues from proved oil and gas reserves will change in the near term. If oil and gas prices decline in the future, impairments of our oil and gas properties could occur. Impairment charges required by these rules do not directly impact our cash flows from operating activities. As of April 2012, the twelve-month average of the first-day-of-the-month reference price for natural gas declined from $3.73 per MMBtu at March 31, 2012 to $3.54 per MMBtu and the comparable price for oil declined from $98.04 per Bbl at March 31, 2012 to $97.67 per Bbl.

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

G&A consists primarily of salaries and related benefits of administrative personnel (including stock-based compensation), office rent, systems costs and other administrative costs.

Results Overview

For the three months ended March 31, 2012, we reported a net loss attributable to common stockholders of $82.3 million, or $0.64 per diluted share, compared to net income of $71.0 million, or $0.49 per diluted share, for the three months ended March 31, 2011. The decrease primarily reflects a loss on our investment in McMoRan measured at fair value and a loss on mark-to-market derivative contracts partially offset by higher oil revenues. Significant transactions that affect comparisons between the periods include the divestment of our Panhandle and South Texas properties in the fourth quarter of 2011.

Results of Operations

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a BOE basis:

	0000000000	0000000000
	Three Months Ended
	March 31,
	2012	2011
Sales Volumes
Oil and liquids sales (MBbls)	4,519	3,966
Gas (MMcf)
Production	21,294	24,230
Used as fuel	428	521
Sales	20,866	23,709
MBOE
Production	8,068	8,004
Sales	7,996	7,918
Daily Average Volumes
Oil and liquids sales (Bbls)	49,657	44,068
Gas (Mcf)
Production	234,001	269,222
Used as fuel	4,705	5,788
Sales	229,296	263,434
BOE
Production	88,657	88,938
Sales	87,873	87,974
Unit Economics (in dollars)
Average Index Prices
ICE Brent Price per Bbl	$118.42	$105.51
NYMEX Price per Bbl	103.03	94.60
NYMEX Price per Mcf	2.73	4.09
Average Realized Sales Price
Before Derivative Transactions
Oil (per Bbl)	$103.45	$83.67
Gas (per Mcf)	2.56	4.08
Per BOE	65.16	54.14
Costs and Expenses per BOE
Production costs
Lease operating expenses	$10.38	$9.12
Steam gas costs	1.39	1.99
Electricity	1.42	1.23
Production and ad valorem taxes	1.58	1.46
Gathering and transportation	2.03	1.61
DD&A (oil and gas properties)	21.64	16.28

The following table reflects cash (payments) receipts made with respect to derivative contracts during the periods presented (in thousands):

	000000	000000
	Three Months Ended
	March 31,
	2012	2011
Oil derivatives	$(5,856)	$ (15,641)
Natural gas derivatives	15,177	620

	$9,321	$ (15,021)

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

Oil and gas revenues.    Oil and gas revenues increased $92.4 million, to $521.0 million for 2012 from $428.6 million for 2011, primarily due to higher average realized oil prices and higher oil sales volumes partially offset by lower average realized gas prices.

Oil revenues increased $135.7 million, to $467.5 million for 2012 from $331.8 million for 2011, reflecting higher average realized prices ($78.5 million) and higher sales volumes ($57.2 million). Our average realized price for oil increased $19.78 per Bbl to $103.45 per Bbl for 2012 from $83.67 per Bbl for 2011. The increase was primarily attributable to our new marketing contract effective January 1, 2012 for our California crude oil production that replaces the percent of NYMEX index pricing with a market based pricing approach. The average ICE Brent index price for 2012 was $118.42 per Bbl compared to $105.51 per Bbl for 2011. Oil sales volumes increased 5.6 MBbls per day to 49.7 MBbls per day in 2012 from 44.1 MBbls per day in 2011, primarily reflecting increased production from our Eagle Ford Shale properties, partially offset by a production decrease due to the divestment of our Panhandle properties in December 2011. Excluding the impact of our divestments, sales increased 9.6 MBbls per day in 2012.

Gas revenues decreased $43.3 million, to $53.5 million in 2012 from $96.8 million in 2011, primarily reflecting lower average realized prices ($36.0 million) and lower sales volumes ($7.3 million). Our average realized price for gas was $2.56 per Mcf in 2012 compared to $4.08 per Mcf in 2011. Gas sales volumes decreased 34.1 MMcf per day to 229.3 MMcf per day in 2012 from 263.4 MMcf per day in 2011, primarily reflecting our South Texas and Panhandle properties divested in December 2011, partially offset by increased production from our Eagle Ford Shale and Haynesville Shale properties. Excluding the impact of our divestments, sales increased 28.5 MMcf per day in 2012.

Lease operating expenses.    Lease operating expenses increased $10.7 million, to $83.0 million in 2012 from $72.3 million in 2011, reflecting increased production primarily at our Eagle Ford Shale and Haynesville Shale properties and higher well workovers primarily at our California properties, partially offset by our Panhandle and South Texas properties divested in December 2011.

Steam gas costs.    Steam gas costs decreased $4.7 million, to $11.1 million in 2012 from $15.8 million in 2011, primarily reflecting lower cost of gas used in steam generation. In 2012, we burned approximately 4.0 Bcf of natural gas at a cost of approximately $2.77 per MMBtu compared to 4.1 Bcf at a cost of approximately $3.88 per MMBtu in 2011.

Gathering and transportation expenses.    Gathering and transportation expenses increased $3.6 million, to $16.3 million in 2012 from $12.7 million in 2011, primarily reflecting increased rates and production at our Haynesville Shale properties and an increase in production from our Eagle Ford Shale properties.

General and administrative expense.    G&A expense increased $2.4 million, to $38.4 million in 2012 from $36.0 million in 2011, primarily due to an increase in costs attributable to increased headcount resulting from activity supporting increased operations in the Eagle Ford Shale.

Depreciation, depletion and amortization.    DD&A expense increased $43.2 million, to $177.7 million in 2012 from $134.5 million in 2011. The increase is attributable to our oil and gas depletion, primarily due to a higher per unit rate ($42.9 million). Our oil and gas unit of production rate was $21.64 per BOE in 2012 compared to $16.28 per BOE in 2011.

If gas prices decline further or remain at the current historically low price for an extended period, there is a possibility that some of our proved undeveloped natural gas reserves would not be developed in the next five years. If this occurs, these reserves could be removed from the proved undeveloped classification, which could result in an increase in our DD&A rate.

Interest expense.    Interest expense increased $12.9 million, to $45.3 million in 2012 from $32.4 million in 2011, primarily due to a decrease in interest capitalized and greater average debt outstanding partially offset by lower average interest rates. Interest expense is net of interest capitalized on oil and natural gas properties not subject to amortization but in the process of development. We capitalized $17.1 million and $31.1 million of interest in 2012 and 2011, respectively. The decreased capitalized interest is primarily attributable to a lower unevaluated property balance in 2012.

Loss on mark-to-market derivative contracts.    The derivative instruments we have in place are not classified as hedges for accounting purposes. Consequently, these derivative contracts are marked-to-market each quarter with fair value gains and losses, both realized and unrealized, recognized currently as a gain or loss on mark-to-market derivative contracts in our income statement. Cash flow is only impacted to the extent the actual settlements under the contracts result in making a payment to or receiving a payment from the counterparty.

We recognized a $109.1 million loss related to mark-to-market derivative contracts in the three months ended March 31, 2012, which was primarily associated with a decrease in the fair value of our crude oil derivative contracts due to increased forward prices partially offset by an increase in the fair value of our natural gas derivative contracts due to decreased forward prices. In the three months ended March 31, 2011, we recognized a $51.0 million loss related to mark-to-market derivative contracts.

(Loss) gain on investment measured at fair value.    At March 31, 2012, we owned 51.0 million shares of McMoRan common stock. We are deemed to exercise significant influence over the operating and investing policies of McMoRan but do not have control. We have elected to measure our equity investment in McMoRan at fair value, and the change in fair value of our investment is recognized as loss on investment measured at fair value in our income statement.

We recognized a $135.9 million loss in the three months ended March 31, 2012 related to our McMoRan investment, which was primarily associated with a decrease in McMoRan’s stock price. In the three months ended March 31, 2011, we recognized a $67.3 million gain related to our McMoRan investment.

Income taxes.    For the three months ended March 31, 2012 and 2011, our income tax benefit was approximately 39% of pre-tax loss and our income tax expense was approximately 40% of pre-tax income, respectively. The variance between these effective tax rates and the 35% federal statutory rate results from the tax effects of estimated annual permanent differences, including (i) expenses that are not deductible because of IRS limitations and (ii) state income taxes. In addition, specific items affecting our income tax benefit for the first quarter of 2012 included changes to our balance of unrecognized tax benefits.

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

Our primary sources of liquidity are cash generated from our operations, our senior revolving credit facility and periodic public offerings of debt and equity. At March 31, 2012, we had approximately $588.8 million available for future secured borrowings under our senior revolving credit facility, which had commitments and a borrowing base of $1.4 billion and $2.3 billion, respectively. At March 31, 2012, Plains Offshore had $300 million available for future secured borrowings under its senior credit facility.

Under the terms of our senior revolving credit facility, the borrowing base will be redetermined on an annual basis, with us and the lenders each having the right to one annual interim unscheduled redetermination and adjusted based on our oil and gas properties, reserves, other indebtedness and other factors. Our next scheduled redetermination will be on or before May 1, 2013. Declines in oil and gas prices may adversely affect our liquidity by lowering the amount of the borrowing base that lenders are willing to extend.

The commitments of each lender to make loans to us are several and not joint under our senior revolving credit facility. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the credit facility. On May 3, 2012, the commitments are from a diverse syndicate of 21 lenders and no single lender’s commitment represents more than 9% of the total commitments.

In January 2012, we repurchased 2.4 million common shares at an average cost of $37.02 per share totaling $88.5 million. We have $1.0 billion in authorized repurchases remaining under the program.

In April 2012, we issued $750 million of 6 1/8% Senior Notes and received approximately $737.5 million of net proceeds, after deducting the underwriting discount and offering expenses. We used the net proceeds to reduce indebtedness outstanding under our senior revolving credit facility and for general corporate purposes, including the redemption of $76.9 million aggregate principal amount of our 7% Senior Notes. See Financing Activities.

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

We have made and will continue to make substantial capital expenditures for the acquisition, development and exploration of oil and gas. Our 2012 capital budget is approximately $1.6 billion, including capitalized interest and general and administrative expenses. We intend to fund our 2012 capital budget from internally generated funds and borrowings under our senior revolving credit facility, with the portion of our 2012 budget related to Plains Offshore being funded with cash on hand. In addition, we could curtail the portion of our capital expenditures that is discretionary if our cash flows decline from expected levels.

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

Working Capital

At March 31, 2012, we had working capital of approximately $657.4 million, primarily due to the current asset classification of our investment in the McMoRan common shares and cash on hand from the Plains Offshore preferred stock transaction in November 2011. Our working capital fluctuates for various reasons, including the fair value of our investment, commodity derivative instruments and stock-based compensation.

Financing Activities

Senior Revolving Credit Facility.    In February 2012, our borrowing base was increased from $1.8 billion to $2.3 billion until the next scheduled redetermination date on or before May 1, 2013. The commitments remained unchanged at $1.4 billion. The borrowing base will be redetermined on an annual basis, with us and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on our oil and gas properties, reserves, other indebtedness and other factors. We are required, among other things, to make a mandatory prepayment if the combined total borrowings under both our senior revolving credit facility and the Plains Offshore senior credit facility exceed the borrowing base. Additionally, our senior revolving credit facility contains a $250 million limit on letters of credit and a $50 million commitment for swingline loans. At March 31, 2012, we had $810.0 million in outstanding borrowings and $1.2 million in letters of credit outstanding under our senior revolving credit facility. The daily average outstanding balance for the three months ended March 31, 2012 was $838.5 million. In connection with our issuance of the 6 1/8% Senior Notes in April 2012, our lenders approved our request to reduce our existing $2.3 billion borrowing base by an amount equal to 0.25 multiplied by the principal in excess of $500 million that is not used to repay any existing Senior Notes.

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

Plains Offshore Senior Credit Facility.    The aggregate commitments of the lenders under the Plains Offshore senior credit facility are $300 million. The Plains Offshore senior credit facility contains a $50 million limit on letters of credit and matures on November 18, 2016. At March 31, 2012, Plains Offshore had no borrowings or letters of credit outstanding under its senior credit facility.

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

We borrow under our short-term facility to fund our working capital needs. The funding requirements are typically generated due to the timing differences between payments and receipts associated with our oil and gas production. We generally pay off the short-term facility with receipts from the sales of our oil and gas production or borrowings under our senior revolving credit facility. No amounts were outstanding under the short-term facility at March 31, 2012. The daily average outstanding balance for the three months ended March 31, 2012 was $43.0 million.

In April 2012, we issued $750 million of 6 1/8% Senior Notes at par. We received approximately $737.5 million of net proceeds, after deducting the underwriting discount and offering expenses. We used the net proceeds to reduce indebtedness outstanding under our senior revolving credit facility and for general corporate purposes, including the redemption of $76.9 million aggregate principal amount of our 7% Senior Notes. We may redeem all or part of the 6 1/8% Senior Notes on or after June 15, 2016 at specified redemption prices and prior to such date at a “make-whole” redemption price. In addition, prior to June 15, 2015 we may at our option, redeem up to 35% of the 6 1/8% Senior Notes with the proceeds of certain equity offerings. In the event of a change of control triggering event, as defined in the indenture, we will be required to make an offer to repurchase the 6 1/8% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

The 6 1/8% Senior Notes are general unsecured senior obligations. They are jointly and severally guaranteed by certain of our existing domestic subsidiaries. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the assets of that subsidiary guarantor; (ii) in connection with any sale or other disposition of all the capital stock of a subsidiary guarantor; (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of such subsidiary guarantor provided no default or event of default has occurred or is continuing; or (vi) at such time as such subsidiary guarantor does not have outstanding any guarantee of any of our or any of our subsidiary guarantor’s indebtedness (other than the notes) in excess of $10.0 million in aggregate principal amount. The 6 1/8% Senior Notes rank senior in right of payment to all of our existing and future subordinated indebtedness; pari passu in right of payment with any of our existing and future unsecured indebtedness that is not by its terms subordinated to the 6 1/8% Senior Notes; effectively junior to our existing and future secured indebtedness, including indebtedness under our senior revolving credit facility and the Plains Offshore’s senior credit facility, to the extent of our assets constituting collateral securing that indebtedness; and effectively subordinate to all existing and future indebtedness and other liabilities (other than indebtedness and liabilities owed to us) of our non-guarantor subsidiaries, including indebtedness under the Plains Offshore senior credit facility, which we guarantee, and the shares of preferred stock issued by Plains Offshore.

Cash Flows

	Three Months Ended
	March 31,
	2012	2011
	(in millions)
Cash provided by (used in):
Operating activities	$ 335.4	$ 290.0
Investing activities	(368.8)	(388.7)
Financing activities	(20.4)	95.9

Net cash provided by operating activities was $335.4 million for the first quarter of 2012 compared to $290.0 million for the first quarter of 2011. The increase primarily reflects higher operating income in 2012 as a result of higher average realized oil prices.

Net cash used in investing activities of $368.8 million in 2012 primarily reflects additions to oil and gas properties of approximately $401.3 million, partially offset by the proceeds from the sale of our Panhandle properties of approximately $43.4 million. Net cash used in investing activities of $388.7 million in 2011 primarily reflects additions to oil and gas properties of $358.5 million.

Net cash used in financing activities of $20.4 million in 2012 primarily reflects $88.5 million of treasury stock repurchases, partially offset by the $75.0 million net increase in borrowings under our senior revolving credit facility. Net cash provided by financing activities of $95.9 million in 2011 primarily reflects proceeds from the $600 million offering of 6 5/8% Senior Notes, partially offset by the net reduction in borrowings under our senior revolving credit facility of $495.0 million.

Stock Repurchase Program

Our board of directors has authorized the repurchase of shares of our common stock. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. In January 2012, we repurchased 2.4 million common shares at an average cost of $37.02 per share, totaling $88.5 million. Subsequent to these repurchases, our Board of Directors reset the authorization to $1.0 billion of PXP common stock, all of which is available for repurchase, and extended the program until January 2016.

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

As of March 31, 2012, due to low natural gas prices, our assessment of the unproved property in the Haynesville Shale area indicated an impairment and accumulated costs of approximately $483 million were transferred to the full cost pool. Subsequent to March 31, 2012, natural gas prices have continued to decline. As of April 2012, the twelve-month average of the first-day-of-the-month reference price for natural gas declined from $3.73 per MMBtu at March 31, 2012 to $3.54 per MMBtu.

Management makes many estimates and assumptions in the application of generally accepted accounting principles that may have a material impact on our consolidated financial statements and related disclosures and on the comparability of such information over different reporting periods. All such estimates and assumptions affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Estimates and assumptions are based on information available prior to the issuance of the financial statements. Changes in facts and circumstances or discovery of new information may result in revised estimates and actual results may differ from these estimates. Critical accounting policies related to oil and gas reserves, impairments of oil and gas properties, DD&A, commodity pricing and risk management activities, investment, stock-based compensation, allocation of purchase price in business combinations, goodwill and income taxes are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

In December 2011, the FASB issued authoritative guidance requiring entities to disclose both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position as well as financial instruments and transactions subject to agreements similar to master netting arrangements. The additional disclosures will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The guidance is effective for interim and annual periods beginning on or after January 1, 2013, and will primarily impact our disclosures associated with our commodity derivative instruments. We are currently evaluating the impact of this guidance.

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

All forward-looking statements in this report are made as of the date hereof, and you should not place undue reliance on these statements without also considering the risks and uncertainties associated with these statements and our business that are discussed in this report and our other filings with the SEC. Moreover, although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. We do not intend to update these forward-looking statements and information except as required by law. See our filings with the SEC, including Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The fair value amounts of our put and collar derivative instruments are estimated using an option-pricing model, which uses various inputs including NYMEX and ICE price quotations, volatilities, interest rates and contract terms. We adjust the valuations from the model for credit quality, using the counterparties’ credit quality for asset balances and our credit quality for liability balances. For asset balances, we use the credit default swap value for counterparties when available or the spread between the risk-free interest rate and the yield on the counterparties’ publicly traded debt for similar maturities. We consider the impact of netting agreements on counterparty credit risk, including whether the position with the counterparty is a net asset or net liability. Our Level 3 commodity derivative contracts represent 79% of the total commodity derivative contracts assets and liabilities’ fair value.

The significant unobservable inputs used in the fair value measurement of our commodity derivative contracts are implied volatilities. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement.

See Note 3 – Commodity Derivative Contracts and Note 5 – Fair Value Measurements of Assets and Liabilities in the accompanying financial statements for a discussion of our derivative activities and fair value measurements.

As of April 30, 2012, we had the following outstanding commodity derivative contracts, all of which settle monthly:

Average
	Instrument	Daily	Average	Deferred
Period	Type	Volumes	Price (1)	Premium	Index
Sales of Crude Oil Production
2012
May - Dec	Three-way collars (2)	40,000 Bbls	$100.00 Floor with an $80.00 Limit	-	Brent
$120.00 Ceiling
2013
Jan - Dec	Put options (3)	17,000 Bbls	$90.00 Floor with a $70.00 Limit	$6.253 per Bbl	Brent
Jan - Dec	Put options (3)	13,000 Bbls	$100.00 Floor with an $80.00 Limit	$6.800 per Bbl	Brent
Jan - Dec	Three-way collars (2)	25,000 Bbls	$100.00 Floor with an $80.00 Limit	-	Brent
$124.29 Ceiling
Jan - Dec	Three-way collars (2)	5,000 Bbls	$90.00 Floor with a $70.00 Limit	-	Brent
$126.08 Ceiling
2014
Jan - Dec	Put options (3)	50,000 Bbls	$90.00 Floor with a $70.00 Limit	$5.979 per Bbl	Brent

Sales of Natural Gas Production
2012
May - Dec	Put options (4)	120,000 MMBtu	$4.30 Floor with a $3.00 Limit	$0.298 per MMBtu	Henry Hub
May - Dec	Three-way collars (5)	40,000 MMBtu	$4.30 Floor with a $3.00 Limit	-	Henry Hub
$4.86 Ceiling
2013
Jan - Dec	Swap contracts (6)	110,000 MMBtu	$4.27	-	Henry Hub

2014
Jan - Dec	Swap contracts (6)	100,000 MMBtu	$4.09	-	Henry Hub

(1)	The average strike prices do not reflect any premiums to purchase the put options.
(2)

If the index price is less than the per barrel floor, we receive the difference between the per barrel floor and the index price up to a maximum of $20 per barrel. We pay the difference between the index price and the per barrel ceiling if the index price is greater than the per barrel ceiling. If the index price is at or above the per barrel floor but at or below the per barrel ceiling, no cash settlement is required.

(3)

If the index price is less than the per barrel floor, we receive the difference between the per barrel floor and the index price up to a maximum of $20 per barrel less the option premium. If the index price is at or above the per barrel floor, we pay only the option premium.

(4)

If the index price is less than the per MMBtu floor, we receive the difference between the per MMBtu floor and the index price up to a maximum of $1.30 per MMBtu less the option premium. If the index price is at or above the per MMBtu floor, we pay only the option premium.

(5)

If the index price is less than the per MMBtu floor, we receive the difference between the per MMBtu floor and the index price up to a maximum of $1.30 per MMBtu. We pay the difference between the index price and the per MMBtu ceiling if the index price is greater than the per MMBtu ceiling. If the index price is at or above the per MMBtu floor but at or below the per MMBtu ceiling, no cash settlement is required.

(6)

If the index price is less than the fixed price ($4.27 per MMBtu for the 2013 contracts and $4.09 per MMBtu for the 2014 contracts), we receive the difference between the fixed price and the index price. We pay the difference between the index price and the fixed price if the index price is greater than the fixed price.

The fair value of outstanding crude oil and natural gas commodity derivative instruments at March 31, 2012 and the change in fair value that would be expected from a 10% price increase or decrease is shown below (in millions):

		Effect of 10%
	Fair Value Asset	Price Increase	Price Decrease
Crude oil puts	$ 82	$ (78)	$ (19)
Crude oil collars	(96)	(173)	134
Natural gas puts	38	(12)	(8)
Natural gas collars	13	(1)	1
Natural gas swaps	36	(28)	28

	$ 73	$ (292)	$ 136

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

Equity Price Risk

We are exposed to market risk because we own an equity investment in McMoRan common stock.  See Note 4 – Investment and Note 5 – Fair Value Measurements of Assets and Liabilities in the accompanying financial statements for a discussion of our equity investment.  At March 31, 2012, the investment, comprised of 51.0 million shares of McMoRan common stock, was valued at approximately $475.7 million.  A 10% change in the underlying equity market price per share would result in a $47.6 million increase or decrease in the fair value of our investment, recognized in the income statement.

We determine the fair value of our investment by discounting for lack of marketability at the reporting date. The discount factor for lack of marketability is determined by utilizing both Protective put and Asian put option models. Both of these options are valued using a Black-Scholes option-pricing model which utilizes various inputs including the closing price of the McMoRan common stock, implied volatility of the instrument, number of shares being valued, length of time that would be necessary to dispose of our investment, expected dividend and risk-free interest rates. As of March 31, 2012, we classified our investment as Level 3 since the fair value is determined by utilizing significant inputs that are unobservable.

Implied volatility associated with the common stock of McMoRan is a significant unobservable input used in the determination of the discount for lack of marketability of our investment measured at fair value. Significant increases (decreases) in volatility in isolation would result in a significantly higher (lower) discount factor for lack of marketability. Additionally, another significant unobservable input, the expected term of our investment, impacts the discount factor for lack of marketability. Significant increases (decreases) in the expected term in isolation would result in a significantly higher (lower) discount factor for lack of marketability. A higher discount factor would result in a lower fair value measurement of our investment.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of March 31, 2012 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 17, 2007, we announced that our Board of Directors had authorized the repurchase of up to $1.0 billion of PXP common stock from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. The following is a summary of our repurchases of common stock during the three-month period ended March 31, 2012 under this plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(in thousands, except per share data)
January 1 to January 31, 2012	2,390	$37.02	2,390	$1,000,000

Subsequent to these repurchases, our Board of Directors reset the authorization to $1.0 billion of PXP common stock and extended the program until January 2016.

ITEM 6.	Exhibits

Exhibit No.	Description

31.1*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer.

32.1**	Section 1350 Certificate of the Chief Executive Officer.

32.2**	Section 1350 Certificate of the Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith

Items 1, 1A, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY
Date: May 3, 2012	By:	/s/ Winston M. Talbert
Winston M. Talbert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer.

32.1**	Section 1350 Certificate of the Chief Executive Officer.

32.2**	Section 1350 Certificate of the Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith