Form 10-Q
period 2012-06-30
PLAINS EXPLORATION & PRODUCTION CO
filed 2012-08-02
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

  Yes ☐    No ☒

129.0 million shares of Common Stock, $0.01 par value, issued and outstanding at July 27, 2012.

PLAINS EXPLORATION & PRODUCTION COMPANY

(i)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$302,157	$419,098
Accounts receivable	284,591	302,675
Commodity derivative contracts	99,458	50,964
Inventories	18,517	20,173
Investment	562,491	611,671
Deferred income taxes	53,300	20,723
Prepaid expenses and other current assets	14,323	16,073

	1,334,837	1,441,377

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	13,533,372	12,016,252
Not subject to amortization	1,747,325	2,409,449
Other property and equipment	152,385	145,959

	15,433,082	14,571,660
Less allowance for depreciation, depletion, amortization and impairment	(7,210,472)	(6,846,365)

	8,222,610	7,725,295

Goodwill	535,140	535,140

Commodity Derivative Contracts	54,431	12,678

Other Assets	84,417	76,982

	$10,231,435	$9,791,472

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$439,718	$385,231
Commodity derivative contracts	-	3,761
Royalties and revenues payable	103,074	97,095
Stock-based compensation	14,586	21,676
Interest payable	66,005	39,342
Other current liabilities	67,525	79,081

	690,908	626,186

Long-Term Debt	3,918,940	3,760,952

Other Long-Term Liabilities
Asset retirement obligation	239,165	230,633
Commodity derivative contracts	454	823
Other	16,524	15,749

	256,143	247,205

Deferred Income Taxes	1,601,934	1,461,897

Commitments and Contingencies (Note 8)
Equity
Stockholders’ equity
Common stock, $0.01 par value, 250.0 million shares authorized, 143.9 million shares issued at June 30, 2012 and December 31, 2011	1,439	1,439
Additional paid-in capital	3,415,323	3,434,928
Retained earnings	471,903	337,991
Treasury stock, at cost, 15.0 million shares and 13.3 million shares at June 30, 2012 and December 31, 2011, respectively	(560,343)	(509,722)

	3,328,322	3,264,636
Noncontrolling interest
Preferred stock of subsidiary	435,188	430,596

	3,763,510	3,695,232

	$10,231,435	$9,791,472

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Oil sales	$519,508	$399,306	$986,996	$731,149
Gas sales	45,959	113,670	99,483	210,472
Other operating revenues	1,257	1,809	4,520	3,478

	566,724	514,785	1,090,999	945,099

Costs and Expenses
Lease operating expenses	87,662	82,142	170,668	154,393
Steam gas costs	9,711	16,865	20,835	32,626
Electricity	10,777	10,371	22,151	20,091
Production and ad valorem taxes	19,085	16,920	31,716	28,448
Gathering and transportation expenses	19,029	16,841	35,301	29,588
General and administrative	31,701	30,783	70,083	66,806
Depreciation, depletion and amortization	250,730	150,757	428,427	285,300
Accretion	3,750	4,314	7,503	8,571
Other operating income	(1,276)	(303)	(2,537)	(607)

	431,169	328,690	784,147	625,216

Income from Operations	135,555	186,095	306,852	319,883
Other (Expense) Income
Interest expense	(52,977)	(37,242)	(98,230)	(69,646)
Debt extinguishment costs	(5,167)	-	(5,167)	-
Gain (loss) on mark-to-market derivative contracts	221,783	18,912	112,733	(32,084)
Gain (loss) on investment measured at fair value	86,750	43,307	(49,180)	110,561
Other income	834	996	429	1,550

Income Before Income Taxes	386,778	212,068	267,437	330,264
Income tax expense
Current	(986)	(387)	(1,005)	(759)
Deferred	(153,517)	(86,789)	(107,460)	(133,634)

Net Income	232,275	$124,892	158,972	$195,871

Net income attributable to noncontrolling interest in the form of preferred stock of subsidiary	(9,076)		(18,092)

Net Income Attributable to Common Stockholders	$223,199		$140,880

Earnings per Common Share
Basic	$1.72	$0.88	$1.09	$1.39
Diluted	$1.70	$0.87	$1.07	$1.37
Weighted Average Common Shares Outstanding
Basic	130,019	141,797	129,683	141,335

Diluted	131,509	143,300	131,701	143,361

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of dollars)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$158,972	$195,871
Items not affecting cash flows from operating activities
Depreciation, depletion and amortization	428,427	285,300
Accretion	7,503	8,571
Deferred income tax expense	107,460	133,634
Debt extinguishment costs	939	-
(Gain) loss on mark-to-market derivative contracts	(112,733)	32,084
Loss (gain) on investment measured at fair value	49,180	(110,561)
Non-cash compensation	26,229	28,031
Other non-cash items	3,060	(302)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	13,290	(21,470)
Accounts payable and other liabilities	(60,006)	(14,103)
Income taxes receivable/payable	8,635	40,370

Net cash provided by operating activities	630,956	577,425

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(824,280)	(800,170)
Acquisition of oil and gas properties	(20,141)	(32,456)
Proceeds from sales of oil and gas properties, net of costs and expenses	42,842	11,987
Derivative settlements	17,862	(30,039)
Additions to other property and equipment	(6,426)	(6,534)

Net cash used in investing activities	(790,143)	(857,212)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facilities	4,334,675	2,679,200
Repayments of revolving credit facilities	(4,771,675)	(2,989,200)
Principal payments of long-term debt	(156,182)	-
Proceeds from issuance of Senior Notes	750,000	600,000
Costs incurred in connection with financing arrangements	(12,582)	(11,320)
Purchase of treasury stock	(88,490)	-
Distributions to holders of noncontrolling interest in the form of preferred stock of subsidiary	(13,500)	-
Other	-	4

Net cash provided by financing activities	42,246	278,684

Net decrease in cash and cash equivalents	(116,941)	(1,103)
Cash and cash equivalents, beginning of period	419,098	6,434

Cash and cash equivalents, end of period	$302,157	$5,331

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

(share and dollar amounts in thousands)

								Noncontrolling
								Interest
								in the
			Additional				Total	Form of
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’	Preferred Stock	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity	of Subsidiary	Equity
Balance at December 31, 2011	143,924	$1,439	$3,434,928	$337,991	(13,302)	$(509,722)	$3,264,636	$430,596	$3,695,232
Net income	-	-	-	140,880	-	-	140,880	18,092	158,972
Restricted stock awards	-	-	11,282	-	-	-	11,282	-	11,282
Treasury stock purchases	-	-	-	-	(2,390)	(88,490)	(88,490)	-	(88,490)
Issuance of treasury stock for restricted stock awards	-	-	(30,887)	(6,964)	729	37,851	-	-	-
Distributions to holders of noncontrolling interest in the form of preferred stock of subsidiary	-	-	-	-	-	-	-	(13,500)	(13,500)
Exercise of stock options and other	-	-	-	(4)	-	18	14	-	14

Balance at June 30, 2012	143,924	$1,439	$3,415,323	$471,903	(14,963)	$(560,343)	$3,328,322	$435,188	$3,763,510

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

Our consolidated financial statements include the accounts of all our consolidated subsidiaries. We consolidate entities when we have the ability to control or direct the operating and financial decisions of the entity or when we have a significant interest in the entity that gives us the ability to direct the activities that are significant to that entity. The determination of our ability to control, direct or exert significant influence over an entity involves the use of judgment. All significant intercompany transactions have been eliminated. All adjustments, consisting only of normal recurring adjustments that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. The results of our operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Asset Retirement Obligation.    The following table reflects the changes in our asset retirement obligation during the six months ended June 30, 2012 (in thousands):

Asset retirement obligation - December 31, 2011	$238,381
Settlements	(2,694)
Accretion expense	7,503
Asset retirement additions	2,344

Asset retirement obligation - June 30, 2012 (1)	$245,534

(1)	$6.4 million is included in other current liabilities.

Earnings Per Share. For the three and six months ended June 30, 2012 and 2011, the weighted average shares outstanding for computing basic and diluted earnings per share were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted average common shares outstanding - basic	130,019	141,797	129,683	141,335
Unvested restricted stock, restricted stock units and stock options	1,490	1,503	2,018	2,026

Weighted average common shares outstanding - diluted	131,509	143,300	131,701	143,361

In the three months ended June 30, 2012 and 2011, 0.9 million and 1.0 million restricted stock units, respectively, and in the six months ended June 30, 2012 and 2011, 0.5 million and 1.0 million restricted stock units, respectively, were excluded in computing diluted earnings per share because they were antidilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method.

In computing our earnings per share for the three and six months ended June 30, 2012, we decreased our reported net income by $9.1 million and $18.1 million, respectively, for preferred stock dividends attributable to the noncontrolling interest associated with our consolidated subsidiary Plains Offshore Operations Inc., or Plains Offshore. We owned 100% of the common shares of Plains Offshore during the three and six months ended June 30, 2012, and because Plains Offshore had a net loss for the three and six months ended June 30, 2012, we did not allocate any undistributed earnings to the noncontrolling interest preferred stock. In the event that Plains Offshore has net income in future periods, we will be required to allocate distributed and undistributed earnings between the common and preferred shares of Plains Offshore.

Inventories.    Oil inventories are carried at the lower of the cost to produce or market value, and materials and supplies inventories are stated at the lower of cost or market with cost determined on an average cost method. At June 30, 2012 and December 31, 2011, inventory consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Oil	$6,664	$7,075
Materials and supplies	11,853	13,098

	$18,517	$20,173

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

During the first quarter of 2012, due to low natural gas prices, our assessment of the unproved property in the Haynesville Shale area indicated an impairment and accumulated costs of approximately $483 million were transferred to the full cost pool.

Stock-Based Compensation.    Stock-based compensation for the three and six months ended June 30, 2012 and 2011 was (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock-based compensation included in:
General and administrative expense	$8,385	$9,522	$22,192	$23,365
Lease operating expenses	(388)	1,703	4,037	4,666
Oil and natural gas properties	2,257	2,976	7,527	7,495

Total stock-based compensation	$10,254	$14,201	$33,756	$35,526

During the first six months of 2012, we granted 877 thousand RSUs at an average fair value of $42.59 per share to be settled in shares of common stock, 1.2 million RSUs at an average fair value of $43.04 per share to be settled in cash and 478 thousand stock appreciation rights with an average exercise price of $42.88 per share.

Additionally, we issued 225 thousand RSUs to be settled in cash that are subject to a market condition in which the price performance of PXP common stock is compared to an average of two peer indices. Based on the performance, these units may settle upon vesting at 0% to 150% of the number of awards granted as determined by linear interpolation.

We used a Monte-Carlo simulation model to estimate the fair value of the cash-settled RSUs subject to the market condition. This model involves forecasting potential future stock price paths based on the expected return on our common stock and the indices and their volatility, then calculating the fair value of RSUs to be granted based on the results of the simulations. At June 30, 2012, we estimated that these units had a weighted average fair value of $28.68 per unit, an aggregate fair value of $6.5 million and a weighted average remaining contractual life of 1.8 years.

Stock Repurchase Program.    In January 2012, we repurchased 2.4 million common shares at an average cost of $37.02 per share, totaling $88.5 million. Subsequent to these repurchases, our Board of Directors reset the authorization to $1.0 billion of PXP common stock, all of which is available for repurchase, and extended the program until January 2016.

Noncontrolling Interest in the Form of Preferred Stock of Subsidiary.    Noncontrolling interest in the form of preferred stock of subsidiary represents the ownership interest held by third parties in the net assets of our consolidated subsidiary Plains Offshore, in the form of convertible perpetual preferred stock and associated non-detachable warrants.

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

During the three months ended June 30, 2012, Plains Offshore declared a quarterly dividend on the preferred stock of approximately $9.1 million, or $20.12 per share of preferred stock, $15.00 per share of which was paid in cash with the remaining deferred. During the six months ended June 30, 2012, Plains Offshore declared quarterly dividends on the preferred stock of approximately $18.1 million, or $40.14 per share of preferred stock, $30.00 per share of which was paid in cash with the remaining deferred. Deferred dividends accumulate and compound quarterly at 8% per year until paid.

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

Note 2 — Long-Term Debt

At June 30, 2012 and December 31, 2011, long-term debt consisted of (in thousands):

	June 30, 2012	December 31, 2011
Senior revolving credit facility	$298,000	$735,000
Plains Offshore senior credit facility	-	-
7 3/4% Senior Notes due 2015	-	79,281
10% Senior Notes due 2016 (1)	176,299	175,385
7% Senior Notes due 2017	-	76,901
7 5/8% Senior Notes due 2018	400,000	400,000
6 1/8% Senior Notes due 2019	750,000	-
8 5/8% Senior Notes due 2019 (2)	394,641	394,385
7 5/8% Senior Notes due 2020	300,000	300,000
6 5/8% Senior Notes due 2021	600,000	600,000
6 3/4% Senior Notes due 2022	1,000,000	1,000,000

	$3,918,940	$3,760,952

(1)	The amount is net of unamortized discount of $8.6 million and $9.5 million at June 30, 2012 and December 31, 2011, respectively.
(2)	The amount is net of unamortized discount of $5.4 million and $5.6 million at June 30, 2012 and December 31, 2011, respectively.

Senior Revolving Credit Facility.     In February 2012, our borrowing base was increased from $1.8 billion to approximately $2.3 billion until the next scheduled redetermination date on or before May 1, 2013. The commitments remained unchanged at $1.4 billion. The borrowing base will be redetermined on an annual basis, with us and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on our oil and gas properties, reserves, other indebtedness and other factors. We are required, among other things, to make a mandatory prepayment if the combined total borrowings under both our senior revolving credit facility and the Plains Offshore senior credit facility exceed the borrowing base. Additionally, our senior revolving credit facility contains a $250 million limit on letters of credit, a $50 million commitment for swingline loans and matures on May 4, 2016. At June 30, 2012, we had $1.2 million in letters of credit outstanding under our senior revolving credit facility.

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

Plains Offshore Senior Credit Facility.     The aggregate commitments of the lenders under the Plains Offshore senior credit facility are $300 million. The Plains Offshore senior credit facility contains a $50 million limit on letters of credit and matures on November 18, 2016. At June 30, 2012, Plains Offshore had no letters of credit outstanding under its senior credit facility.

Amounts borrowed under the Plains Offshore senior credit facility bear an interest rate, at Plains Offshore’s election, equal to either: (i) the Eurodollar rate, which is based on LIBOR, plus an additional variable amount ranging from 1.50% to 2.50%; or (ii) a variable amount ranging from 0.50% to 1.50% plus the greater of (1) the prime rate, as determined by JPMorgan Chase Bank, (2) the federal funds rate, plus  1/2 of 1%, and (3) the adjusted LIBOR plus 1%. The additional variable amount of interest payable is based on the utilization rate as a percentage of (a) the total amount of funds borrowed under both our senior revolving credit facility and the Plains Offshore senior credit facility and (b) the borrowing base under our senior revolving credit facility. Letter of credit fees under the Plains Offshore senior credit facility are based on the utilization rate and range from 1.50% to 2.50%. Commitment fees range from 0.375% to 0.50% of amounts available for borrowing.

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

Short-term Credit Facility.    We have an uncommitted short-term unsecured credit facility, or short-term facility, under which we may make borrowings from time to time until June 1, 2013, not to exceed at any time the maximum principal amount of $75.0 million. No advance under the short-term facility may have a term exceeding 14 days and all amounts outstanding are due and payable no later than June 1, 2013. Each advance under the short-term facility shall bear interest at a rate per annum mutually agreed on by the bank and us.

We borrow under our short-term facility to fund our working capital needs. The funding requirements are typically generated due to the timing differences between payments and receipts associated with our oil and gas production. We generally pay off the short-term facility with receipts from the sales of our oil and gas production or borrowings under our senior revolving credit facility. No amounts were outstanding under the short-term facility at June 30, 2012. The daily average outstanding balance for the three and six months ended June 30, 2012 was $48.8 million and $45.9 million, respectively.

6  1/8% Senior Notes. In April 2012, we issued $750 million of 6 1/8% Senior Notes due 2019, or the 6 1/8% Senior Notes, at par. We received approximately $737.5 million of net proceeds, after deducting the underwriting discount and offering expenses. We used the net proceeds to reduce indebtedness outstanding under our senior revolving credit facility and for general corporate purposes, including the redemption of $79.3 million aggregate principal amount of our 7 3/4% Senior Notes due 2015, or the 7 3/4% Senior Notes, and $76.9 million aggregate principal amount of our 7% Senior Notes due 2017, or the 7% Senior Notes. We may redeem all or part of the 6 1/8% Senior Notes on or after June 15, 2016 at specified redemption prices and prior to such date at a “make-whole” redemption price. In addition, prior to June 15, 2015 we may at our option, redeem up to 35% of the 6 1/8% Senior Notes with the proceeds of certain equity offerings. In the event of a change of control triggering event, as defined in the indenture, we will be required to make an offer to repurchase the 6 1/8% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

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

Redemption of 7 3/4% Senior Notes and 7% Senior Notes.    During the second quarter of 2012, we redeemed the remaining $79.3 million aggregate principal amount of our 7 3/4% Senior Notes at 101.938% of the principal amount and the remaining $76.9 million aggregate principal amount of our 7% Senior Notes at 103.500% of the principal amount. We made payments totaling $80.8 million and $79.6 million to retire the 7 3/4% Senior Notes and the 7% Senior Notes, respectively. During the three and six months ended June 30, 2012, we recognized $5.2 million of debt extinguishment costs, including $0.9 million of unamortized debt issue costs in connection with the retirement of these Senior Notes.

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

During the three months ended June 30, 2012, we entered into Brent crude oil put option spread contracts on 30,000 BOPD for 2014 with a floor price of $90 per barrel, a limit of $70 per barrel and weighted average deferred premium and interest of $5.594 per barrel. Additionally, we entered into natural gas swap contracts on 80,000 MMBtu per day for 2012 with an average price of $2.72 per MMBtu.

See Note 5 – Fair Value Measurements of Assets and Liabilities, for additional discussion on the fair value measurement of our derivative contracts.

As of June 30, 2012, we had the following outstanding commodity derivative contracts, all of which settle monthly:

Period	Instrument Type	Daily Volumes	Average Price (1)	Average Deferred Premium	Index
Sales of Crude Oil Production
2012
Jul - Dec	Three-way collars (2)	40,000 Bbls	$100.00 Floor with an $80.00 Limit	-	Brent
$120.00 Ceiling
2013
Jan - Dec	Put options (3)	17,000 Bbls	$90.00 Floor with a $70.00 Limit	$6.253 per Bbl	Brent
Jan - Dec	Put options (3)	13,000 Bbls	$100.00 Floor with an $80.00 Limit	$6.800 per Bbl	Brent
Jan - Dec	Three-way collars (2)	25,000 Bbls	$100.00 Floor with an $80.00 Limit	-	Brent
$124.29 Ceiling
Jan - Dec	Three-way collars (2)	5,000 Bbls	$90.00 Floor with a $70.00 Limit	-	Brent
$126.08 Ceiling
2014
Jan - Dec	Put options (3)	50,000 Bbls	$90.00 Floor with a $70.00 Limit	$5.979 per Bbl	Brent

Sales of Natural Gas Production
2012
Jul - Dec	Put options (4)	120,000 MMBtu	$4.30 Floor with a $3.00 Limit	$0.298 per MMBtu	Henry Hub
Jul - Dec	Three-way collars (5)	40,000 MMBtu	$4.30 Floor with a $3.00 Limit	-	Henry Hub
$4.86 Ceiling
Jul - Dec	Swap contracts (6)	80,000 MMBtu	$2.72	-	Henry Hub
2013
Jan - Dec	Swap contracts (6)	110,000 MMBtu	$4.27	-	Henry Hub

2014
Jan - Dec	Swap contracts (6)	100,000 MMBtu	$4.09	-	Henry Hub

(1)	The average strike prices do not reflect any premiums to purchase the put options.
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

(6)

If the index price is less than the fixed price, we receive the difference between the fixed price and the index price. We pay the difference between the index price and the fixed price if the index price is greater than the fixed price.

Balance Sheet

At June 30, 2012 and December 31, 2011, we had the following outstanding commodity derivative contracts recorded in our balance sheet (in thousands):

		Estimated Fair Value
Instrument Type	Balance Sheet Classification	June 30, 2012	December 31, 2011
Crude oil puts	Commodity derivative contracts - current assets	$31,756	$-
Crude oil collars	Commodity derivative contracts - current assets	60,470	10,623
Natural gas puts	Commodity derivative contracts - current assets	23,906	41,335
Natural gas collars	Commodity derivative contracts - current assets	7,871	13,163
Natural gas swaps	Commodity derivative contracts - current assets	12,050	-
Crude oil puts	Commodity derivative contracts - non-current assets	157,159	48,306
Crude oil collars	Commodity derivative contracts - non-current assets	22,019	-
Natural gas swaps	Commodity derivative contracts - non-current assets	17,200	12,951

Total derivative instruments		$332,431	$126,378

The following table provides supplemental information to reconcile the fair value of our derivative contracts to our balance sheet at June 30, 2012 and December 31, 2011, considering the deferred premiums, accrued interest and related settlement payable/receivable amounts which are not included in the fair value amounts disclosed in the table above (in thousands):

	June 30, 2012	December 31, 2011
Net fair value asset	$332,431	$126,378
Deferred premium and accrued interest on derivative contracts	(184,001)	(62,430)
Settlement payable	-	(5,106)
Settlement receivable	5,005	216

Net commodity derivative asset	$153,435	$59,058

Commodity derivative contracts - current asset	$99,458	$50,964
Commodity derivative contracts - non-current asset	54,431	12,678
Commodity derivative contracts - current liability	-	(3,761)
Commodity derivative contracts - non-current liability	(454)	(823)

	$153,435	$59,058

We present the fair value of our derivative contracts on a net basis where the right of offset is provided for in our counterparty agreements.

Income Statement

During the three and six months ended June 30, 2012 and 2011, pre-tax amounts recognized in our income statements for derivative transactions were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gain (loss) on mark-to-market derivative contracts	$221,783	$18,912	$112,733	$(32,084)

Cash Payments and Receipts

During the six months ended June 30, 2012 and 2011, cash (payments) receipts for derivatives were as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Oil derivatives	$(13,047)	$(30,659)
Natural gas derivatives	30,909	620

	$17,862	$(30,039)

Credit Risk

We generally do not require collateral or other security to support derivative instruments subject to credit risk. However, the agreements with each of the counterparties to our derivative instruments contain netting provisions within the agreements. If a default occurs under the agreements, the non-defaulting party can offset the amount payable to the defaulting party under the derivative contracts with the amount due from the defaulting party under the derivative contracts. As a result of the netting provisions under the agreements, our maximum amount of loss due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts. The maximum amount of loss due to credit risk that we would have incurred if all the counterparties to our derivative contracts failed to perform according to the terms of the derivative contracts at June 30, 2012 was $155.0 million.

Contingent Features

As of June 30, 2012, the counterparties to our commodity derivative contracts consisted of nine financial institutions. Our counterparties or their affiliates are generally also lenders under our senior revolving credit facility. As a result, the counterparties to our derivative agreements share in the collateral supporting our senior revolving credit facility. Therefore, we are not generally required to post additional collateral under our derivative agreements.

Certain of our derivative agreements contain cross-default and acceleration provisions relative to our material debt agreements. If we were to default on any of our material debt agreements, it would be a violation of these provisions, and the counterparties to our derivative agreements could request immediate payment on derivative instruments that are in a net liability position at that time. As of June 30, 2012, we were in a net asset position with all of the counterparties to our derivative instruments.

Note 4 — Investment

At June 30, 2012 and 2011, we owned 51.0 million shares of McMoRan Exploration Co. common stock, approximately 31.6% and 32.2%, respectively, of its common shares outstanding. In December 2010, we acquired the McMoRan common stock and other consideration in exchange for all of our interests in our U.S. Gulf of Mexico leasehold located in less than 500 feet of water. We entered into a stockholder agreement with McMoRan requiring us to refrain from certain activities that could be undertaken to acquire control of McMoRan. We may sell shares of McMoRan common stock pursuant to underwritten offerings, in periodic sales under the shelf registration statement filed by McMoRan (subject to certain volume limitations), pursuant to the exercise of piggyback registration rights or as otherwise permitted by applicable law.

We are deemed to exercise significant influence over the operating and investing policies of McMoRan but do not have control. We have elected to measure our equity investment in McMoRan at fair value, and the change in fair value of our investment is recognized as a gain or loss on investment measured at fair value in our income statement. We believe that using fair value as a measurement basis for our investment is useful to our investors because our earnings on the investment will be dependent on the fair value on the date we divest the shares. At June 30, 2012, the McMoRan shares were valued at approximately $562.5 million, based on McMoRan’s closing stock price of $12.67 on June 30, 2012, discounted to reflect certain limitations on the marketability of the McMoRan shares. During the three months ended June 30, 2012 and 2011, we recorded unrealized gains of $86.8 million and $43.3 million, respectively, on our investment. During the six months ended June 30, 2012 and 2011, we recorded an unrealized loss of $49.2 million and an unrealized gain of $110.6 million, respectively, on our investment.

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

	Six Months Ended
	June 30,
	2012 (1)	2011
Results of Operations (2)
Revenues	$63,498	$95,090
Operating loss	(17,435)	(14,380)
Loss from continuing operations	(17,297)	(16,873)
Net loss applicable to common stock	(25,391)	(25,035)

(1)	Amounts are based on McMoRan’s Form 8-K dated July 17, 2012.
(2)	Amounts represent our 31.6% and 32.2% equity ownership in McMoRan as of June 30, 2012 and 2011, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our commodity derivative instruments and investment are recorded at fair value on a recurring basis in our balance sheet with the changes in fair value recorded in our income statement. The following table presents, for each fair value hierarchy level, our commodity derivative assets and liabilities and our investment measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2012
Commodity derivative contracts (1)
Crude oil puts	$188,915	$-	$68,342	$120,573
Crude oil collars	82,488	-	-	82,488
Natural gas puts	23,906	-	-	23,906
Natural gas collars	7,871	-	-	7,871
Natural gas swaps	29,251	-	29,251	-
Investment (2)	562,491	-	-	562,491

	$894,922	$-	$97,593	$797,329

December 31, 2011
Commodity derivative contracts (1)
Crude oil puts	$48,306	$-	$-	$48,306
Crude oil collars	10,623	-	(669)	11,292
Natural gas puts	41,335	-	-	41,335
Natural gas collars	13,163	-	-	13,163
Natural gas swaps	12,951	-	12,951	-
Investment (2)	611,671	-	-	611,671

	$738,049	$-	$12,282	$725,767

(1)

Option premium and accrued interest of $184.0 million and $62.4 million at June 30, 2012 and December 31, 2011, respectively, settlement payable of $5.1 million at December 31, 2011 and settlement receivable of $5.0 million and $0.2 million at June 30, 2012 and December 31, 2011, respectively, are not included in the fair value of derivatives.

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

We classify derivatives that have identical assets or liabilities with quoted, unadjusted prices in active markets as Level 1. We classify derivatives as Level 2 if the inputs used in the valuation model are directly or indirectly observable for substantially the full term of the instrument; however, if the significant inputs are not observable for substantially the full term of the instrument, we classify those derivatives as Level 3. We determine whether the market for our derivative instruments is active or inactive based on transaction volume for such instruments and classify as Level 3 those instruments that are not actively traded. For these inputs, we utilize pricing and volatility information from other instruments with similar characteristics and extrapolate and/or interpolate data between data points for thinly traded instruments. As of June 30, 2012, our 2012, 2013 and 2014 natural gas swaps and 2013 crude oil puts are classified as Level 2 and our 2012 natural gas puts and collars, 2012 and 2013 crude oil collars and 2014 crude oil puts are classified as Level 3 instruments.

We determine the fair value of our investment by discounting for lack of marketability at the reporting date. The discount factor for lack of marketability is determined by utilizing both Protective put and Asian put option models. Both of these options are valued using a Black-Scholes option-pricing model which utilizes various inputs including the closing price of the McMoRan common stock, implied volatility of the instrument, number of shares being valued, length of time that would be necessary to dispose of our investment, expected dividend and risk-free interest rates. As of June 30, 2012, we have classified our investment as Level 3 since the fair value is determined by utilizing significant inputs that are unobservable.

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

The following table presents quantitative information about Level 3 inputs used in the fair value measurement of our commodity derivative contracts and our investment measured at fair value as of June 30, 2012 (in thousands):

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2012
Commodity derivative contracts (1)
Crude oil puts	$120,573	Option pricing model	Implied volatility	26% - 34% (30%)
Crude oil collars	82,488	Option pricing model	Implied volatility	25% - 49% (32%)
Natural gas puts	23,906	Option pricing model	Implied volatility	40% - 57% (51%)
Natural gas collars	7,871	Option pricing model	Implied volatility	40% - 57% (51%)
Investment (2)	562,491	Option pricing model	Discount for lack	10% - 16% (13%)
			of marketability

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

The following table presents a reconciliation of changes in fair value of our financial assets and liabilities classified as Level 3 for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012		2011
	Commodity Derivatives (1)	Investment	Commodity Derivatives (1)	Investment
Fair value at beginning of period	$114,096	$611,671	$4,785	$664,346
Transfers into Level 3 (2)	(668)	-	-	-
Transfers out of Level 3 (3)	(48,306)	-	-	-
Realized and unrealized gains and losses included in earnings (4)	97,339	(49,180)	7,872	110,561
Purchases	106,477	-	-	-
Settlements	(34,100)	-	(620)	-

Fair value at end of period	$234,838	$562,491	$12,037	$774,907

Change in unrealized gains and losses relating to assets and liabilities held as of the end of the period (4)	$101,799	$(49,180)	$6,563	$110,561

(1)	Deferred option premiums and interest are not included in the fair value of derivatives.
(2)	During the six months ended June 30, 2012, the inputs used to value certain of our 2012 crude oil collars were significantly unobservable and those contracts were transferred from Level 2 to Level 3.
(3)

During the six months ended June 30, 2012, the inputs used to value certain of our 2013 crude oil puts were directly or indirectly observable and those contracts were transferred from Level 3 to Level 2.

(4)

Realized and unrealized gains and losses included in earnings for the period are reported as gain (loss) on mark-to-market derivative contracts and gain (loss) on investment measured at fair value in our income statement for our commodity derivative contracts and our investment, respectively.

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

The following table presents the carrying amounts and fair values of our other financial instruments as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Current Asset (1)
Cash and cash equivalents	$302,157	$302,157	$419,098	$419,098
Current Liability (2)
Deferred premium and accrued interest on derivative contracts	41,600	41,600	13,029	13,029
Non-Current Liability (2)
Deferred premium and accrued interest on derivative contracts	142,401	142,401	49,401	49,401
Long-Term Debt (3)
Senior revolving credit facility	298,000	298,000	735,000	735,000
Plains Offshore senior credit facility	-	-	-	-
7 3/4% Senior Notes	-	-	79,281	81,858
10% Senior Notes	176,299	192,166	175,385	194,239
7% Senior Notes	-	-	76,901	79,593
7 5/8% Senior Notes	400,000	425,000	400,000	424,000
6 1/8% Senior Notes	750,000	753,750	-	-
8 5/8% Senior Notes	394,641	435,585	394,385	433,331
7 5/8% Senior Notes	300,000	316,500	300,000	324,750
6 5/8% Senior Notes	600,000	606,000	600,000	630,000
6 3/4% Senior Notes	1,000,000	1,020,000	1,000,000	1,047,500

(1)	Our cash and cash equivalents consist primarily of money market mutual funds and would have been classified as Level 1 under the fair value hierarchy.
(2)	If our deferred premium and accrued interest payable on our commodity derivative contracts had been measured at fair value, it would have been classified as Level 3 under the fair value hierarchy.
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

At June 30, 2012, we continue to have interests in approximately 40,000 gross leasehold acres in the Texas Panhandle. We expect to receive additional proceeds from future closings, as may be further modified for additional post-closing adjustments.

Note 7 — Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any significant unusual or infrequently occurring items which are recorded in the period that the specific item occurs. For the three and six months ended June 30, 2012, our income tax expense was approximately 40% and 41% of the pre-tax income, respectively.

The variance in our estimated annual effective tax rate from the 35% federal statutory rate for both periods include the tax effects of estimated annual permanent differences, including (i) expenses that are not deductible because of IRS limitations and (ii) state income taxes.

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

In connection with the sale of certain properties offshore California in December 2004, we retained the responsibility for certain abandonment costs, including removing, dismantling and disposing of the existing offshore platforms. The present value of such abandonment costs, $85.1 million ($145.2 million undiscounted), is included in our asset retirement obligation as reflected on our balance sheet. In addition, we agreed to guarantee the performance of the purchaser with respect to the remaining abandonment obligations related to the properties (approximately $84.3 million). To secure its abandonment obligations, the purchaser of the properties is required to periodically deposit funds into an escrow account. At June 30, 2012, the escrow account had a balance of $20.9 million. The fair value of our guarantee at June 30, 2012, $0.3 million, considers the payment/performance risk of the purchaser and is included in other long-term liabilities in our balance sheet.

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

Note 9 — Consolidating Financial Statements

We are the issuer of $565 million 10% Senior Notes, of which $184.9 million aggregate principal amount remains outstanding, $400 million 7 5/8% Senior Notes due 2018, $750 million 6 1/8% Senior Notes, $400 million 8 5/8% Senior Notes, $300 million 7 5/8% Senior Notes due 2020, $600 million 6 5/8% Senior Notes and $1 billion 6 3/4% Senior Notes as of June 30, 2012, which are jointly and severally guaranteed by certain of our existing domestic subsidiaries (referred to as “Guarantor Subsidiaries”). In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the assets of that subsidiary guarantor; (ii) in connection with any sale or other disposition of all the capital stock of a subsidiary guarantor; (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of such subsidiary guarantor provided no default or event of default has occurred or is continuing; or (vi) at such time as such subsidiary guarantor does not have outstanding any guarantee of any of our or any of our subsidiary guarantor’s indebtedness (other than the notes) in excess of $10.0 million in aggregate principal amount. Certain of our subsidiaries do not guarantee the Senior Notes (referred to as “Non-Guarantor Subsidiaries”).

Plains Offshore.     In October 2011, we entered into a securities purchase agreement with EIG Global Energy Partners for a 20% equity interest in Plains Offshore. As a result, the associated properties were transferred from PXP, which is reported as Issuer, to Plains Offshore, which is reported as a Non-Guarantor Subsidiary. We have retrospectively adjusted the Issuer, Non-Guarantor Subsidiaries and Intercompany Eliminations columns of the consolidating statements of income for the three and six months ended June 30, 2011 and cash flows for the six months ended June 30, 2011 to reflect the transfer of these deepwater assets.

The following financial information presents consolidating financial statements, which include:

•	PXP (the “Issuer”);

•	the Guarantor Subsidiaries on a combined basis;

•	the Non-Guarantor Subsidiaries on a combined basis;

•	elimination entries necessary to consolidate the Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries; and

•	PXP on a consolidated basis.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

JUNE 30, 2012

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$-	$-	$302,157	$-	$302,157
Accounts receivable and other current assets	963,567	66,563	2,550	-	1,032,680

	963,567	66,563	304,707	-	1,334,837

Property and Equipment, at cost
Oil and natural gas properties - full cost method	5,040,534	8,904,391	1,335,772	-	15,280,697
Other property and equipment	57,136	42,749	52,500	-	152,385

	5,097,670	8,947,140	1,388,272	-	15,433,082
Less allowance for depreciation, depletion, amortization and impairment	(2,497,360)	(7,553,165)	(999,711)	3,839,764	(7,210,472)

	2,600,310	1,393,975	388,561	3,839,764	8,222,610

Investment in and Advances to Affiliates	4,420,679	(1,286,634)	(75,979)	(3,058,066)	-

Other Assets	117,901	551,125	4,962	-	673,988

	$8,102,457	$725,029	$622,251	$781,698	$10,231,435

LIABILITIES AND EQUITY
Current Liabilities	$554,589	$65,533	$70,786	$-	$690,908
Long-Term Debt	3,918,940	-	-	-	3,918,940
Other Long-Term Liabilities	219,482	35,835	826	-	256,143
Deferred Income Taxes	81,124	80,875	29,943	1,409,992	1,601,934
Equity
Stockholders’ equity	3,328,322	542,786	85,508	(628,294)	3,328,322
Noncontrolling interest Preferred stock of subsidiary	-	-	435,188	-	435,188

	3,328,322	542,786	520,696	(628,294)	3,763,510

	$8,102,457	$725,029	$622,251	$781,698	$10,231,435

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(in thousands of dollars)

			Non-
		Guarantor	Guarantor	Intercompany
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$3,189	$6	$415,903	$-	$419,098
Accounts receivable and other current assets	885,860	136,642	444	(667)	1,022,279

	889,049	136,648	416,347	(667)	1,441,377

Property and Equipment, at cost
Oil and natural gas properties - full cost method	4,301,524	8,841,469	1,282,708	-	14,425,701
Other property and equipment	52,906	42,747	50,306	-	145,959

	4,354,430	8,884,216	1,333,014	-	14,571,660
Less allowance for depreciation, depletion, amortization and impairment	(2,327,063)	(6,392,068)	(1,059,186)	2,931,952	(6,846,365)

	2,027,367	2,492,148	273,828	2,931,952	7,725,295

Investment in and Advances to Affiliates	4,583,550	(1,282,085)	(73,079)	(3,228,386)	-

Other Assets	73,832	548,615	2,353	-	624,800

	$7,573,798	$1,895,326	$619,449	$(297,101)	$9,791,472

LIABILITIES AND EQUITY
Current Liabilities	$443,098	$135,681	$48,074	$(667)	$626,186
Long-Term Debt	3,760,952	-	-	-	3,760,952
Other Long-Term Liabilities	211,106	35,296	803	-	247,205
Deferred Income Taxes	(105,994)	437,367	31,757	1,098,767	1,461,897
Equity
Stockholders’ equity	3,264,636	1,286,982	108,219	(1,395,201)	3,264,636
Noncontrolling interest Preferred stock of subsidiary	-	-	430,596	-	430,596

	3,264,636	1,286,982	538,815	(1,395,201)	3,695,232

	$7,573,798	$1,895,326	$619,449	$(297,101)	$9,791,472

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED JUNE 30, 2012

(in thousands of dollars)

		Guarantor	Non- Guarantor	Intercompany
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Oil sales	$491,594	$27,914	$-	$-	$519,508
Gas sales	6,977	38,982	-	-	45,959
Other operating revenues	177	1,080	-	-	1,257

	498,748	67,976	-	-	566,724

Costs and Expenses
Production costs	108,854	37,188	222	-	146,264
General and administrative	23,306	6,470	1,925	-	31,701
Depreciation, depletion, amortization and accretion	105,917	35,528	135	112,900	254,480
Impairment of oil and gas properties	-	198,139	-	(198,139)	-
Other operating expense (income)	1,001	(2,277)	-	-	(1,276)

	239,078	275,048	2,282	(85,239)	431,169

Income (Loss) from Operations	259,670	(207,072)	(2,282)	85,239	135,555
Other (Expense) Income
Equity in earnings of subsidiaries	(121,031)	-	-	121,031	-
Interest expense	(8)	(51,597)	(1,372)	-	(52,977)
Debt extinguishment costs	(5,167)	-	-	-	(5,167)
Gain on mark-to-market derivative contracts	221,783	-	-	-	221,783
Gain on investment measured at fair value	86,750	-	-	-	86,750
Other income	657	163	14	-	834

Income (Loss) Before Income Taxes	442,654	(258,506)	(3,640)	206,270	386,778
Income tax (expense) benefit	(219,455)	97,274	1,296	(33,618)	(154,503)

Net Income (Loss)	223,199	(161,232)	(2,344)	172,652	232,275
Net income attributable to noncontrolling interest in the form of preferred stock of subsidiary	-	-	(9,076)	-	(9,076)

Net Income (Loss) Attributable to Common Stockholders	$223,199	$(161,232)	$(11,420)	$172,652	$223,199

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED JUNE 30, 2011

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$327,501	$70,883	$922	$-	$399,306
Gas sales	2,621	111,049	-	-	113,670
Other operating revenues	269	1,540	-	-	1,809

	330,391	183,472	922	-	514,785

Costs and Expenses
Production costs	90,391	52,748	-	-	143,139
General and administrative	18,860	11,663	260	-	30,783
Depreciation, depletion, amortization and accretion	46,436	66,911	103	41,621	155,071
Impairment of oil and gas properties	-	143,173	462,596	(605,769)	-
Other operating income	-	(303)	-	-	(303)

	155,687	274,192	462,959	(564,148)	328,690

Income (Loss) from Operations	174,704	(90,720)	(462,037)	564,148	186,095
Other (Expense) Income
Equity in earnings of subsidiaries	(19,628)	4	-	19,624	-
Interest expense	(393)	(36,159)	(690)	-	(37,242)
Gain on mark-to-market derivative contracts	18,912	-	-	-	18,912
Gain on investment measured at fair value	43,307	-	-	-	43,307
Other income	225	760	11	-	996

Income (Loss) Before Income Taxes	217,127	(126,115)	(462,716)	583,772	212,068
Income tax (expense) benefit	(92,235)	46,438	162,083	(203,462)	(87,176)

Net Income (Loss)	$124,892	$(79,677)	$(300,633)	$380,310	$124,892

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

SIX MONTHS ENDED JUNE 30, 2012

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$927,957	$59,039	$-	$-	$986,996
Gas sales	12,354	87,129	-	-	99,483
Other operating revenues	690	3,830	-	-	4,520

	941,001	149,998	-	-	1,090,999

Costs and Expenses
Production costs	208,783	71,455	433	-	280,671
General and administrative	49,102	17,063	3,918	-	70,083
Depreciation, depletion, amortization and accretion	181,949	79,751	268	173,962	435,930
Impairment of oil and gas properties	-	1,081,774	-	(1,081,774)	-
Other operating expense (income)	1,001	(3,538)	-	-	(2,537)

	440,835	1,246,505	4,619	(907,812)	784,147

Income (Loss) from Operations	500,166	(1,096,507)	(4,619)	907,812	306,852
Other (Expense) Income
Equity in earnings of subsidiaries	(201,100)	-	-	201,100	-
Interest expense	(33)	(95,618)	(2,579)	-	(98,230)
Debt extinguishment costs	(5,167)	-	-	-	(5,167)
Gain on mark-to-market derivative contracts	112,733	-	-	-	112,733
Loss on investment measured at fair value	(49,180)	-	-	-	(49,180)
Other income	107	296	26	-	429

Income (Loss) Before Income Taxes	357,526	(1,191,829)	(7,172)	1,108,912	267,437
Income tax (expense) benefit	(216,646)	447,633	2,554	(342,006)	(108,465)

Net Income (Loss)	140,880	(744,196)	(4,618)	766,906	158,972
Net income attributable to noncontrolling interest in the form of preferred stock of subsidiary	-	-	(18,092)	-	(18,092)

Net Income (Loss) Attributable to Common Stockholders	$140,880	$(744,196)	$(22,710)	$766,906	$140,880

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

SIX MONTHS ENDED JUNE 30, 2011

(in thousands of dollars)

		Guarantor	Non- Guarantor	Intercompany
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Oil sales	$604,895	$125,332	$922	$-	$731,149
Gas sales	5,990	204,482	-	-	210,472
Other operating revenues	505	2,973	-	-	3,478

	611,390	332,787	922	-	945,099

Costs and Expenses
Production costs	168,736	96,410	-	-	265,146
General and administrative	41,377	24,790	639	-	66,806
Depreciation, depletion, amortization and accretion	89,631	125,229	146	78,865	293,871
Impairment of oil and gas properties	-	313,167	475,990	(789,157)	-
Other operating income	-	(607)	-	-	(607)

	299,744	558,989	476,775	(710,292)	625,216

Income (Loss) from Operations	311,646	(226,202)	(475,853)	710,292	319,883
Other (Expense) Income
Equity in earnings of subsidiaries	(40,290)	(4)	-	40,294	-
Interest expense	(957)	(67,229)	(1,460)	-	(69,646)
Loss on mark-to-market derivative contracts	(32,084)	-	-	-	(32,084)
Gain on investment measured at fair value	110,561	-	-	-	110,561
Other income (expense)	695	956	(101)	-	1,550

Income (Loss) Before Income Taxes	349,571	(292,479)	(477,414)	750,586	330,264
Income tax (expense) benefit	(153,700)	108,434	167,140	(256,267)	(134,393)

Net Income (Loss)	$195,871	$(184,045)	$(310,274)	$494,319	$195,871

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2012

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$140,880	$(744,196)	$(4,618)	$766,906	$158,972
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization, accretion and impairment	181,949	1,161,525	268	(907,812)	435,930
Equity in earnings of subsidiaries	201,100	-	-	(201,100)	-
Deferred income tax expense (benefit)	154,547	(356,498)	(1,814)	311,225	107,460
Debt extinguishment costs	939	-	-	-	939
Gain on mark-to-market derivative contracts	(112,733)	-	-	-	(112,733)
Loss on investment measured at fair value	49,180	-	-	-	49,180
Non-cash compensation	21,485	4,744	-	-	26,229
Other non-cash items	2,542	518	-	-	3,060
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(49,731)	67,981	(4,960)	-	13,290
Accounts payable and other liabilities	(26,166)	(18,699)	(15,141)	-	(60,006)
Income taxes receivable/payable	8,635	-	-	-	8,635

Net cash provided by (used in) operating activities	572,627	115,375	(26,265)	(30,781)	630,956

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(606,657)	(155,717)	(61,906)	-	(824,280)
Acquisition of oil and gas properties	(7,361)	-	(12,780)	-	(20,141)
Proceeds from sales of oil and gas properties, net of costs and expenses	42,842	-	-	-	42,842
Derivative settlements	17,862	-	-	-	17,862
Additions to other property and equipment	(4,230)	(1)	(2,195)	-	(6,426)

Net cash used in investing activities	(557,544)	(155,718)	(76,881)	-	(790,143)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facilities	4,334,675	-	-	-	4,334,675
Repayments of revolving credit facilities	(4,771,675)	-	-	-	(4,771,675)
Principal payments of long-term debt	(156,182)	-	-	-	(156,182)
Proceeds from issuance of Senior Notes	750,000	-	-	-	750,000
Costs incurred in connection with financing arrangements	(12,582)	-	-	-	(12,582)
Purchase of treasury stock	(88,490)	-	-	-	(88,490)
Distributions to holders of noncontrolling interest in the form of preferred stock of subsidiary	-	-	(13,500)	-	(13,500)
Investment in and advances to affiliates	(74,018)	40,337	2,900	30,781	-

Net cash (used in) provided by financing activities	(18,272)	40,337	(10,600)	30,781	42,246

Net decrease in cash and cash equivalents	(3,189)	(6)	(113,746)	-	(116,941)
Cash and cash equivalents, beginning of period	3,189	6	415,903	-	419,098

Cash and cash equivalents, end of period	$-	$-	$302,157	$-	$302,157

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

SIX MONTHS ENDED JUNE 30, 2011

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$195,871	$(184,045)	$(310,274)	$494,319	$195,871
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization, accretion and impairment	89,631	438,396	476,136	(710,292)	293,871
Equity in earnings of subsidiaries	40,290	4	-	(40,294)	-
Deferred income tax (benefit) expense	(24,508)	(44,787)	(124,961)	327,890	133,634
Loss on mark-to-market derivative contracts	32,084	-	-	-	32,084
Gain on investment measured at fair value	(110,561)	-	-	-	(110,561)
Non-cash compensation	20,771	7,260	-	-	28,031
Other non-cash items	608	(977)	67	-	(302)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	10,743	(33,567)	1,354	-	(21,470)
Accounts payable and other liabilities	(26,669)	12,265	301	-	(14,103)
Income taxes receivable/payable	40,370	-	-	-	40,370

Net cash provided by operating activities	268,630	194,549	42,623	71,623	577,425

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(329,365)	(403,651)	(67,154)	-	(800,170)
Acquisition of oil and gas properties	(7,086)	(25,370)	-	-	(32,456)
Proceeds from sales of oil and gas properties, net of costs and expenses	11,987	-	-	-	11,987
Derivative settlements	(30,039)	-	-	-	(30,039)
Additions to other property and equipment	(4,021)	(443)	(2,070)	-	(6,534)

Net cash used in investing activities	(358,524)	(429,464)	(69,224)	-	(857,212)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facilities	2,679,200	-	-	-	2,679,200
Repayments of revolving credit facilities	(2,989,200)	-	-	-	(2,989,200)
Proceeds from issuance of Senior Notes	600,000	-	-	-	600,000
Costs incurred in connection with financing arrangements	(11,320)	-	-	-	(11,320)
Investment in and advances to affiliates	(190,011)	234,914	26,720	(71,623)	-
Other	4	-	-	-	4

Net cash provided by financing activities	88,673	234,914	26,720	(71,623)	278,684

Net (decrease) increase in cash and cash equivalents	(1,221)	(1)	119	-	(1,103)
Cash and cash equivalents, beginning of period	6,020	8	406	-	6,434

Cash and cash equivalents, end of period	$4,799	$7	$525	$-	$5,331

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Debt Offering and Redemptions

In April 2012, we issued $750 million of 6 1/8% Senior Notes at par. We received approximately $737.5 million of net proceeds, after deducting the underwriting discount and offering expenses. We used the net proceeds to reduce indebtedness outstanding under our senior revolving credit facility and for general corporate purposes, including the redemption of $79.3 million aggregate principal amount of our 7 3/4% Senior Notes and $76.9 million aggregate principal amount of our 7% Senior Notes.

During the second quarter of 2012, we made payments totaling $80.8 million and $79.6 million to retire the 7 3/4% Senior Notes and the 7% Senior Notes, respectively. In connection with the retirement of the 7 3/4% Senior Notes and the 7% Senior Notes, we recorded $5.2 million of debt extinguishment costs.

Derivatives

During the second quarter of 2012, we entered into Brent crude oil put option spread contracts on 30,000 BOPD for 2014 with a floor price of $90 per barrel, a limit of $70 per barrel and weighted average deferred premium and interest of $5.594 per barrel. Additionally, we entered into natural gas swap contracts on 80,000 MMBtu per day for 2012 with an average price of $2.72 per MMBtu.

General

We follow the full cost method of accounting whereby all costs associated with property acquisition, exploration and development activities are capitalized. Our revenues are derived from the sale of oil, gas and natural gas liquids. We recognize revenues when our production is sold and title is transferred. Our revenues are highly dependent upon the prices of, and demand for, oil and gas. The markets for oil and gas have historically been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas and our levels of production are subject to wide fluctuations and depend on numerous factors beyond our control, including supply and demand, economic conditions, foreign imports, the actions of OPEC, political conditions in other oil-producing countries, and governmental regulation, legislation and policies. Under the SEC’s full cost accounting rules, we review the carrying value of our proved oil and gas properties each quarter. These rules generally require that we price our future oil and gas production at the twelve-month average first-day-of-the-month reference prices as adjusted for location and quality differentials to determine a ceiling value of our properties. These prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including derivative contracts that qualify and are designated for hedge accounting treatment. The derivative instruments we have in place are not classified as hedges for accounting purposes. The rules require an impairment if our capitalized costs exceed the allowed “ceiling”. At June 30, 2012, the ceiling with respect to our domestic oil and gas properties exceeded the net capitalized costs of those properties by approximately 28%.

Given the volatility of oil and gas prices, it is likely that our estimate of discounted future net revenues from proved oil and gas reserves will change in the near term. If oil and gas prices decline in the future, impairments of our oil and gas properties could occur. Impairment charges required by these rules do not directly impact our cash flows from operating activities. As of July 2012, the twelve-month average of the first-day-of-the-month reference price for natural gas declined from $3.15 per MMBtu at June 30, 2012 to $3.02 per MMBtu and the comparable price for oil declined from $95.67 per Bbl at June 30, 2012 to $94.84 per Bbl.

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

Results Overview

For the six months ended June 30, 2012, we reported net income attributable to common stockholders of $140.9 million, or $1.07 per diluted share, compared to net income of $195.9 million, or $1.37 per diluted share, for the six months ended June 30, 2011. The decrease primarily reflects a loss on our investment in McMoRan measured at fair value, increased DD&A and lower gas revenues partially offset by higher oil revenues and a gain on mark-to-market derivative contracts. Significant transactions that affect comparisons between the periods include the divestment of our Panhandle and South Texas properties in the fourth quarter of 2011.

Results of Operations

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a BOE basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales Volumes
Oil and liquids sales (MBbls)	5,440	4,416	9,959	8,382
Gas (MMcf)
Production	21,398	27,405	42,692	51,635
Used as fuel	346	534	774	1,055
Sales	21,052	26,871	41,918	50,580
MBOE
Production	9,006	8,984	17,074	16,988
Sales	8,949	8,894	16,945	16,812
Daily Average Volumes
Oil and liquids sales (Bbls)	59,780	48,524	54,718	46,308
Gas (Mcf)
Production	235,142	301,162	234,572	285,280
Used as fuel	3,804	5,874	4,255	5,831
Sales	231,338	295,288	230,317	279,449
BOE
Production	98,970	98,718	93,814	93,855
Sales	98,336	97,739	93,105	92,883
Unit Economics (in dollars)
Average Index Prices
ICE Brent Price per Bbl	$108.73	$116.89	$113.57	$111.20
NYMEX Price per Bbl	93.35	102.34	98.15	98.50
NYMEX Price per Mcf	2.22	4.32	2.47	4.20
Average Realized Sales Price
Before Derivative Transactions
Oil (per Bbl)	$95.50	$90.42	$99.11	$87.23
Gas (per Mcf)	2.18	4.23	2.37	4.16
Per BOE	63.19	57.68	64.12	56.01
Costs and Expenses per BOE
Production costs
Lease operating expenses	$9.80	$9.23	$10.07	$9.19
Steam gas costs	1.09	1.90	1.23	1.94
Electricity	1.20	1.17	1.31	1.20
Production and ad valorem taxes	2.13	1.90	1.87	1.69
Gathering and transportation	2.13	1.89	2.08	1.76
DD&A (oil and gas properties)	27.21	16.28	24.58	16.28

The following table reflects cash (payments) receipts made with respect to derivative contracts during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Oil derivatives	$(7,191)	$(15,018)	$(13,047)	$(30,659)
Natural gas derivatives	15,732	-	30,909	620

	$8,541	$(15,018)	$17,862	$(30,039)

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

Oil and gas revenues.     Oil and gas revenues increased $52.5 million, to $565.5 million for 2012 from $513.0 million for 2011, primarily due to higher oil sales volumes and average realized oil prices partially offset by lower average realized gas prices and gas sales volumes.

Oil revenues increased $120.2 million, to $519.5 million for 2012 from $399.3 million for 2011, reflecting higher sales volumes ($97.8 million) and higher average realized prices ($22.4 million). Oil sales volumes increased 11.3 MBbls per day to 59.8 MBbls per day in 2012 from 48.5 MBbls per day in 2011, primarily reflecting increased production from our Eagle Ford Shale properties, partially offset by a production decrease due to the divestment of our Panhandle properties in December 2011. Excluding the impact of our divestments, sales increased 17.2 MBbls per day in 2012. Our average realized price for oil increased $5.08 per Bbl to $95.50 per Bbl for 2012 from $90.42 per Bbl for 2011. The increase was primarily attributable to our new marketing contract effective January 1, 2012 for our California crude oil production that replaces the percent of NYMEX index pricing with a market based pricing approach. The average ICE Brent index price for 2012 was $108.73 per Bbl compared to the average NYMEX index price of $102.34 per Bbl for 2011.

Gas revenues decreased $67.7 million, to $46.0 million in 2012 from $113.7 million in 2011, primarily reflecting lower average realized prices ($55.0 million) and lower sales volumes ($12.7 million). Our average realized price for gas was $2.18 per Mcf in 2012 compared to $4.23 per Mcf in 2011. Gas sales volumes decreased 64.0 MMcf per day to 231.3 MMcf per day in 2012 from 295.3 MMcf per day in 2011, primarily reflecting our Panhandle and South Texas properties divested in December 2011, partially offset by increased production from our Eagle Ford Shale properties. Excluding the impact of our divestments, sales increased 17.8 MMcf per day in 2012.

Lease operating expenses.     Lease operating expenses increased $5.6 million, to $87.7 million in 2012 from $82.1 million in 2011, reflecting increased production primarily at our Eagle Ford Shale properties and repairs and maintenance primarily at our California properties, partially offset by our Panhandle and South Texas properties divested in December 2011.

Steam gas costs.     Steam gas costs decreased $7.2 million, to $9.7 million in 2012 from $16.9 million in 2011, primarily reflecting lower cost of gas used in steam generation. In 2012, we burned approximately 4.0 Bcf of natural gas at a cost of approximately $2.41 per MMBtu compared to 4.1 Bcf at a cost of approximately $4.13 per MMBtu in 2011.

Production and ad valorem taxes.     Production and ad valorem taxes increased $2.2 million, to $19.1 million in 2012 from $16.9 million in 2011, primarily reflecting increased production taxes due to increased production from our Eagle Ford Shale properties, partially offset by our Panhandle and South Texas properties divested in December 2011.

Gathering and transportation expense.     Gathering and transportation expenses increased $2.2 million, to $19.0 million in 2012 from $16.8 million in 2011, primarily reflecting an increase in production from our Eagle Ford Shale properties, partially offset by our Panhandle and South Texas properties divested in December 2011.

Depreciation, depletion and amortization.     DD&A expense increased $99.9 million, to $250.7 million in 2012 from $150.8 million in 2011. The increase is attributable to our oil and gas depletion, primarily due to a higher per unit rate ($98.2 million). Our oil and gas unit of production rate increased to $27.21 per BOE in 2012 compared to $16.28 per BOE in 2011.

The increased DD&A rate is primarily due to the prolonged decrease in natural gas prices as some of our proved undeveloped reserves are no longer expected to be developed in the next five years. Additionally, the increase is due to impairment and transfer of certain unproved properties to cost subject to amortization.

Interest expense.     Interest expense increased $15.8 million, to $53.0 million in 2012 from $37.2 million in 2011, primarily due to a decrease in interest capitalized and greater average debt outstanding partially offset by lower average interest rates. Interest expense is net of interest capitalized on oil and natural gas properties not subject to amortization but in the process of development. We capitalized $15.2 million and $33.5 million of interest in 2012 and 2011, respectively. The decreased capitalized interest is primarily attributable to a lower unevaluated oil and gas property balance in 2012.

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

We recognized a $221.8 million gain related to mark-to-market derivative contracts in the second quarter of 2012, which was primarily associated with an increase in the fair value of our crude oil derivative contracts due to decreased forward prices. In the second quarter of 2011, we recognized a $18.9 million gain related to mark-to-market derivative contracts.

Gain (loss) on investment measured at fair value.     At June 30, 2012, we owned 51.0 million shares of McMoRan common stock. We are deemed to exercise significant influence over the operating and investing policies of McMoRan but do not have control. We have elected to measure our equity investment in McMoRan at fair value, and the change in fair value of our investment is recognized as gain on investment measured at fair value in our income statement.

We recognized an $86.8 million gain in the second quarter of 2012 related to our McMoRan investment, which was primarily associated with an increase in McMoRan’s stock price. In the second quarter of 2011, we recognized a $43.3 million gain related to our McMoRan investment.

Income taxes.     For the three months ended June 30, 2012 and 2011, our income tax expense was approximately 40% and 41% of pre-tax income, respectively. The variance between these effective tax rates and the 35% federal statutory rate results from the tax effects of estimated annual permanent differences, including (i) expenses that are not deductible because of IRS limitations and (ii) state income taxes.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

Oil and gas revenues.     Oil and gas revenues increased $144.9 million, to $1.1 billion for 2012 from $941.6 million for 2011, primarily due to higher oil sales volumes and average realized oil prices partially offset by lower average realized gas prices and gas sales volumes.

Oil revenues increased $255.9 million, to $987.0 million for 2012 from $731.1 million for 2011, reflecting higher sales volumes ($156.3 million) and higher average realized prices ($99.6 million). Oil sales volumes increased 8.4 MBbls per day to 54.7 MBbls per day in 2012 from 46.3 MBbls per day in 2011, primarily reflecting increased production from our Eagle Ford Shale properties, partially offset by a production decrease due to the divestment of our Panhandle properties in December 2011. Excluding the impact of our divestments, sales increased 13.4 MBbls per day in 2012. Our average realized price for oil increased $11.88 per Bbl to $99.11 per Bbl for 2012 from $87.23 per Bbl for 2011. The increase was primarily attributable to our new marketing contract effective January 1, 2012 for our California crude oil production that replaces the percent of NYMEX index pricing with a market based pricing approach. The average ICE Brent index price for 2012 was $113.57 per Bbl compared to the average NYMEX index price of $98.50 per Bbl for 2011.

Gas revenues decreased $111.0 million, to $99.5 million in 2012 from $210.5 million in 2011, primarily reflecting lower average realized prices ($90.4 million) and lower sales volumes ($20.6 million). Our average realized price for gas was $2.37 per Mcf in 2012 compared to $4.16 per Mcf in 2011. Gas sales volumes decreased 49.1 MMcf per day to 230.3 MMcf per day in 2012 from 279.4 MMcf per day in 2011, primarily reflecting our Panhandle and South Texas properties divested in December 2011, partially offset by increased production from our Eagle Ford Shale properties. Excluding the impact of our divestments, sales increased 23.1 MMcf per day in 2012.

Lease operating expenses.     Lease operating expenses increased $16.3 million, to $170.7 million in 2012 from $154.4 million in 2011, reflecting increased production primarily at our Eagle Ford Shale properties and higher well workovers and repairs and maintenance primarily at our California properties, partially offset by our Panhandle and South Texas properties divested in December 2011.

Steam gas costs.     Steam gas costs decreased $11.8 million, to $20.8 million in 2012 from $32.6 million in 2011, primarily reflecting lower cost of gas used in steam generation. In 2012, we burned approximately 8.0 Bcf of natural gas at a cost of approximately $2.59 per MMBtu compared to 8.1 Bcf at a cost of approximately $4.01 per MMBtu in 2011.

Production and ad valorem taxes.     Production and ad valorem taxes increased $3.3 million, to $31.7 million in 2012 from $28.4 million in 2011, primarily reflecting increased production taxes due to increased production from our Eagle Ford Shale properties, partially offset by our Panhandle and South Texas properties divested in December 2011.

Gathering and transportation expenses.     Gathering and transportation expenses increased $5.7 million, to $35.3 million in 2012 from $29.6 million in 2011, primarily reflecting an increase in production from our Eagle Ford Shale properties and increased rates at our Haynesville Shale properties, partially offset by our Panhandle and South Texas properties divested in December 2011.

Depreciation, depletion and amortization.     DD&A expense increased $143.1 million, to $428.4 million in 2012 from $285.3 million in 2011. The increase is attributable to our oil and gas depletion, primarily due to a higher per unit rate ($141.0 million). Our oil and gas unit of production rate was $24.58 per BOE in 2012 compared to $16.28 per BOE in 2011.

The increased DD&A rate is primarily due to the prolonged decrease in natural gas prices as some of our proved undeveloped reserves are no longer expected to be developed in the next five years. Additionally, the increase is due to impairment and transfer of certain unproved properties to cost subject to amortization.

Interest expense.     Interest expense increased $28.6 million, to $98.2 million in 2012 from $69.6 million in 2011, primarily due to a decrease in interest capitalized and greater average debt outstanding partially offset by lower average interest rates. Interest expense is net of interest capitalized on oil and natural gas properties not subject to amortization but in the process of development. We capitalized $32.3 million and $64.6 million of interest in 2012 and 2011, respectively. The decreased capitalized interest is primarily attributable to a lower unevaluated oil and gas property balance in 2012.

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

We recognized a $112.7 million gain related to mark-to-market derivative contracts in the six months ended June 30, 2012, which was primarily associated with an increase in the fair value of our crude oil and natural gas derivative contracts due to decreased forward prices. In the six months ended June 30, 2011, we recognized a $32.1 million loss related to mark-to-market derivative contracts.

Gain (loss) on investment measured at fair value.     At June 30, 2012, we owned 51.0 million shares of McMoRan common stock. We are deemed to exercise significant influence over the operating and investing policies of McMoRan but do not have control. We have elected to measure our equity investment in McMoRan at fair value, and the change in fair value of our investment is recognized as a gain or loss on investment measured at fair value in our income statement.

We recognized a $49.2 million loss in the six months ended June 30, 2012 related to our McMoRan investment, which was primarily associated with a decrease in McMoRan’s stock price. In the six months ended June 30, 2011, we recognized a $110.6 million gain related to our McMoRan investment.

Income taxes.     For the six months ended June 30, 2012 and 2011, our income tax expense was approximately 41% of pre-tax income. The variance between these effective tax rates and the 35% federal statutory rate results from the tax effects of estimated annual permanent differences, including (i) expenses that are not deductible because of IRS limitations and (ii) state income taxes.

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

Our primary sources of liquidity are cash generated from our operations, our senior revolving credit facility and periodic public offerings of debt and equity. At June 30, 2012, we had approximately $1.1 billion available for future secured borrowings under our senior revolving credit facility, which had commitments and a borrowing base of $1.4 billion and approximately $2.3 billion, respectively. At June 30, 2012, Plains Offshore had $300 million available for future secured borrowings under its senior credit facility.

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

The commitments of each lender to make loans to us are several and not joint under our senior revolving credit facility. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the credit facility. At June 30, 2012, the commitments are from a diverse syndicate of 21 lenders and no single lender’s commitment represents more than 9% of the total commitments.

In April 2012, we issued $750 million of 6 1/8% Senior Notes and received approximately $737.5 million of net proceeds, after deducting the underwriting discount and offering expenses. We used the net proceeds to reduce indebtedness outstanding under our senior revolving credit facility and for general corporate purposes, including the redemption of $79.3 million aggregate principal amount of our 7 3/4% Senior Notes and $76.9 million aggregate principal amount of our 7% Senior Notes. See Financing Activities.

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

We believe that we have sufficient liquidity through our forecasted cash flow from operations and borrowing capacity under our senior revolving credit facility, cash on hand and the Plains Offshore senior credit facility to meet our short-term and long-term normal recurring operating needs, derivative obligations, debt service obligations, contingencies, anticipated capital expenditures and preferred stock dividends of Plains Offshore. We have no near-term debt maturities. Our senior revolving credit facility matures on May 4, 2016 and the earliest maturity of our senior notes will occur on March 1, 2016.

Working Capital

At June 30, 2012, we had working capital of approximately $643.9 million, primarily due to the current asset classification of our investment in the McMoRan common shares and cash on hand from the Plains Offshore preferred stock transaction in November 2011. Our working capital fluctuates for various reasons, including the fair value of our investment, commodity derivative instruments, deferred taxes and stock-based compensation.

Financing Activities

Senior Revolving Credit Facility.     In February 2012, our borrowing base was increased from $1.8 billion to approximately $2.3 billion until the next scheduled redetermination date on or before May 1, 2013. The commitments remained unchanged at $1.4 billion. The borrowing base will be redetermined on an annual basis, with us and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on our oil and gas properties, reserves, other indebtedness and other factors. We are required, among other things, to make a mandatory prepayment if the combined total borrowings under both our senior revolving credit facility and the Plains Offshore senior credit facility exceed the borrowing base. Additionally, our senior revolving credit facility contains a $250 million limit on letters of credit and a $50 million commitment for swingline loans. At June 30, 2012, we had $298.0 million in outstanding borrowings and $1.2 million in letters of credit outstanding under our senior revolving credit facility. The daily average outstanding balance for the three and six months ended June 30, 2012 was $389.3 million and $613.9 million, respectively.

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

Plains Offshore Senior Credit Facility.     The aggregate commitments of the lenders under the Plains Offshore senior credit facility are $300 million. The Plains Offshore senior credit facility contains a $50 million limit on letters of credit and matures on November 18, 2016. At June 30, 2012, Plains Offshore had no borrowings or letters of credit outstanding under its senior credit facility.

Amounts borrowed under the Plains Offshore senior credit facility bear an interest rate, at Plains Offshore’s election, equal to either: (i) the Eurodollar rate, which is based on LIBOR, plus an additional variable amount ranging from 1.50% to 2.50%; or (ii) a variable amount ranging from 0.50% to 1.50% plus the greater of (1) the prime rate, as determined by JPMorgan Chase Bank, (2) the federal funds rate, plus  1/2 of 1%, and (3) the adjusted LIBOR plus 1%. The additional variable amount of interest payable is based on the utilization rate as a percentage of (a) the total amount of funds borrowed under both our senior revolving credit facility and the Plains Offshore senior credit facility and (b) the borrowing base under our senior revolving credit facility. Letter of credit fees under the Plains Offshore senior credit facility are based on the utilization rate and range from 1.50% to 2.50%. Commitment fees range from 0.375% to 0.50% of amounts available for borrowing.

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

Short-term Credit Facility.     We have an uncommitted short-term unsecured credit facility, or short-term facility, under which we may make borrowings from time to time, until June 1, 2013, not to exceed at any time the maximum principal amount of $75.0 million. No advance under the short-term facility may have a term exceeding 14 days and all amounts outstanding are due and payable no later than June 1, 2013. Each advance under the short-term facility shall bear interest at a rate per annum mutually agreed on by the bank and us.

We borrow under our short-term facility to fund our working capital needs. The funding requirements are typically generated due to the timing differences between payments and receipts associated with our oil and gas production. We generally pay off the short-term facility with receipts from the sales of our oil and gas production or borrowings under our senior revolving credit facility. No amounts were outstanding under the short-term facility at June 30, 2012. The daily average outstanding balance for the three and six months ended June 30, 2012 was $48.8 million and $45.9 million, respectively.

6  1/8% Senior Notes.     In April 2012, we issued $750 million of 6 1/8% Senior Notes at par. We received approximately $737.5 million of net proceeds, after deducting the underwriting discount and offering expenses. We used the net proceeds to reduce indebtedness outstanding under our senior revolving credit facility and for general corporate purposes, including the redemption of $79.3 million aggregate principal amount of our 7 3/4% Senior Notes and $76.9 million aggregate principal amount of our 7% Senior Notes. We may redeem all or part of the 6 1/8% Senior Notes on or after June 15, 2016 at specified redemption prices and prior to such date at a “make-whole” redemption price. In addition, prior to June 15, 2015 we may at our option, redeem up to 35% of the 6 1/8% Senior Notes with the proceeds of certain equity offerings. In the event of a change of control triggering event, as defined in the indenture, we will be required to make an offer to repurchase the 6 1/8% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

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

Redemption of 7 3/4% Senior Notes and 7% Senior Notes.    During the second quarter of 2012, we redeemed the remaining $79.3 million aggregate principal amount of our 7 3/4% Senior Notes at 101.938% of the principal amount and the remaining $76.9 million aggregate principal amount of our 7% Senior Notes at 103.500% of the principal amount. We made payments totaling $80.8 million and $79.6 million to retire the 7 3/4% Senior Notes and the 7% Senior Notes, respectively. During the three and six months ended June 30, 2012, we recognized $5.2 million of debt extinguishment costs, including $0.9 million of unamortized debt issue costs in connection with the retirement of these Senior Notes.

Cash Flows

	Six Months Ended June 30,
	2012	2011
	(in millions)
Cash provided by (used in):
Operating activities	$631.0	$577.4
Investing activities	(790.1)	(857.2)
Financing activities	42.2	278.7

Net cash provided by operating activities was $631.0 million for the six months ended June 30, 2012 compared to $577.4 million for the six months ended June 30, 2011. The increase primarily reflects higher oil sales volumes and average realized oil prices.

Net cash used in investing activities of $790.1 million for the six months ended June 30, 2012 primarily reflects additions to oil and gas properties of approximately $824.3 million, partially offset by the proceeds from the sale of our Panhandle properties of approximately $43.4 million. Net cash used in investing activities of $857.2 million for the six months ended June 30, 2011 primarily reflects additions to oil and gas properties of $800.2 million.

Net cash provided by financing activities of $42.2 million for the six months ended June 30, 2012 primarily reflects proceeds from the $750 million offering of 6 1/8% Senior Notes partially offset by the net reduction in borrowings under our senior revolving credit facility of $437.0 million, the redemption of our 7 3/4% Senior Notes and our 7% Senior Notes and $88.5 million of treasury stock repurchases. Net cash provided by financing activities of $278.7 million for the six months ended June 30, 2011 primarily reflects proceeds from the $600 million offering of 6 5/8% Senior Notes partially offset by the net reduction in borrowings under our senior revolving credit facility of $310.0 million.

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

During the first quarter of 2012, due to low natural gas prices, our assessment of the unproved property in the Haynesville Shale area indicated an impairment and accumulated costs of approximately $483 million were transferred to the full cost pool.

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

The fair value amounts of our put and collar derivative instruments are estimated using an option-pricing model, which uses various inputs including NYMEX and ICE price quotations, volatilities, interest rates and contract terms. We adjust the valuations from the model for credit quality, using the counterparties’ credit quality for asset balances and our credit quality for liability balances. For asset balances, we use the credit default swap value for counterparties when available or the spread between the risk-free interest rate and the yield on the counterparties’ publicly traded debt for similar maturities. We consider the impact of netting agreements on counterparty credit risk, including whether the position with the counterparty is a net asset or net liability. Our Level 3 commodity derivative contracts represent 71% of the total commodity derivative contracts assets and liabilities’ fair value.

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

As of June 30, 2012, we had the following outstanding commodity derivative contracts, all of which settle monthly:

Average
	Instrument	Daily	Average	Deferred
Period	Type	Volumes	Price (1)	Premium	Index
Sales of Crude Oil Production
2012
Jul - Dec	Three-way collars (2)	40,000 Bbls	$100.00 Floor with an $80.00 Limit	-	Brent
$120.00 Ceiling
2013
Jan - Dec	Put options (3)	17,000 Bbls	$90.00 Floor with a $70.00 Limit	$6.253 per Bbl	Brent
Jan - Dec	Put options (3)	13,000 Bbls	$100.00 Floor with an $80.00 Limit	$6.800 per Bbl	Brent
Jan - Dec	Three-way collars (2)	25,000 Bbls	$100.00 Floor with an $80.00 Limit	-	Brent
$124.29 Ceiling
Jan - Dec	Three-way collars (2)	5,000 Bbls	$90.00 Floor with a $70.00 Limit	-	Brent
$126.08 Ceiling
2014
Jan - Dec	Put options (3)	50,000 Bbls	$90.00 Floor with a $70.00 Limit	$5.979 per Bbl	Brent

Sales of Natural Gas Production
2012
Jul - Dec	Put options (4)	120,000 MMBtu	$4.30 Floor with a $3.00 Limit	$0.298 per MMBtu	Henry Hub
Jul - Dec	Three-way collars (5)	40,000 MMBtu	$4.30 Floor with a $3.00 Limit	-	Henry Hub
$4.86 Ceiling
Jul - Dec	Swap contracts (6)	80,000 MMBtu	$2.72	-	Henry Hub
2013
Jan - Dec	Swap contracts (6)	110,000 MMBtu	$4.27	-	Henry Hub

2014
Jan - Dec	Swap contracts (6)	100,000 MMBtu	$4.09	-	Henry Hub

(1)	The average strike prices do not reflect any premiums to purchase the put options.
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

(6)

If the index price is less than the fixed price, we receive the difference between the fixed price and the index price. We pay the difference between the index price and the fixed price if the index price is greater than the fixed price.

The fair value of outstanding crude oil and natural gas commodity derivative instruments at June 30, 2012 and the change in fair value that would be expected from a 10% price increase or decrease is shown below (in millions):

		Effect of 10%
	Fair Value	Price	Price
	Asset	Increase	Decrease
Crude oil puts	$189	$(165)	$(51)
Crude oil collars	82	(85)	89
Natural gas puts	24	(9)	(5)
Natural gas collars	8	(1)	1
Natural gas swaps	29	(32)	32
	$332	$(292)	$66

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

Equity Price Risk

We are exposed to market risk because we own an equity investment in McMoRan common stock. See Note 4 – Investment and Note 5 – Fair Value Measurements of Assets and Liabilities in the accompanying financial statements for a discussion of our equity investment. At June 30, 2012, the investment, comprised of 51.0 million shares of McMoRan common stock, was valued at approximately $562.5 million. A 10% change in the underlying equity market price per share would result in a $56.3 million increase or decrease in the fair value of our investment, recognized in the income statement.

We determine the fair value of our investment by discounting for lack of marketability at the reporting date. The discount factor for lack of marketability is determined by utilizing both Protective put and Asian put option models. Both of these options are valued using a Black-Scholes option-pricing model which utilizes various inputs including the closing price of the McMoRan common stock, implied volatility of the instrument, number of shares being valued, length of time that would be necessary to dispose of our investment, expected dividend and risk-free interest rates. As of June 30, 2012, we classified our investment as Level 3 since the fair value is determined by utilizing significant inputs that are unobservable.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of June 30, 2012 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 6.	Exhibits

Exhibit No.	Description

4.1

Fourteenth Supplemental Indenture, dated as of April 27, 2012, to the Indenture, dated as of March 13, 2007, among Plains Exploration & Production Company, the Subsidiary Guarantors parties thereto and Wells Fargo Bank, N.A., as Trustee (including form of the 6 1/8% Senior Notes) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 27, 2012, File No. 1-31470).

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

PLAINS EXPLORATION & PRODUCTION COMPANY
Date: August 2, 2012	By:	/s/ Winston M. Talbert
Winston M. Talbert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1

Fourteenth Supplemental Indenture, dated as of April 27, 2012, to the Indenture, dated as of March 13, 2007, among Plains Exploration & Production Company, the Subsidiary Guarantors parties thereto and Wells Fargo Bank, N.A., as Trustee (including form of the 6 1/8% Senior Notes) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 27, 2012, File No. 1-31470).

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