Form 10-Q
period 2012-09-30
PLAINS EXPLORATION & PRODUCTION CO
filed 2012-11-01
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

129.0 million shares of Common Stock, $0.01 par value, issued and outstanding at October 26, 2012.

PLAINS EXPLORATION & PRODUCTION COMPANY

(i)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$217,018	$419,098
Accounts receivable	315,195	302,675
Commodity derivative contracts	26,302	50,964
Inventories	19,076	20,173
Investment	519,370	611,671
Deferred income taxes	166,002	20,723
Prepaid expenses and other current assets	24,644	16,073

	1,287,607	1,441,377

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	14,083,960	12,016,252
Not subject to amortization	1,718,876	2,409,449
Other property and equipment	150,031	145,959

	15,952,867	14,571,660
Less allowance for depreciation, depletion, amortization and impairment	(7,473,140)	(6,846,365)

	8,479,727	7,725,295

Goodwill	535,140	535,140

Commodity Derivative Contracts	19,459	12,678

Deposit Related to the Gulf of Mexico Acquisition	555,000	-

Other Assets	97,862	76,982

	$10,974,795	$9,791,472

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$470,284	$385,231
Commodity derivative contracts	8,253	3,761
Royalties and revenues payable	130,820	97,095
Stock-based compensation	17,405	21,676
Interest payable	88,588	39,342
Other current liabilities	63,194	79,081

	778,544	626,186

Long-Term Debt	4,516,571	3,760,952

Other Long-Term Liabilities
Asset retirement obligation	242,390	230,633
Commodity derivative contracts	4,239	823
Other	17,133	15,749

	263,762	247,205

Deferred Income Taxes	1,691,473	1,461,897

Commitments and Contingencies (Note 9)
Equity
Stockholders’ equity
Common stock, $0.01 par value, 250.0 million shares authorized, 143.9 million shares issued at September 30, 2012 and December 31, 2011	1,439	1,439
Additional paid-in capital	3,426,909	3,434,928
Retained earnings	418,789	337,991
Treasury stock, at cost, 15.0 million shares and 13.3 million shares at September 30, 2012 and December 31, 2011, respectively	(560,244)	(509,722)

	3,286,893	3,264,636
Noncontrolling interest
Preferred stock of subsidiary	437,552	430,596

	3,724,445	3,695,232

	$10,974,795	$9,791,472

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Oil sales	$540,434	$379,079	$1,527,430	$1,110,228
Gas sales	62,630	121,014	162,113	331,486
Other operating revenues	2,040	1,755	6,560	5,233

	605,104	501,848	1,696,103	1,446,947

Costs and Expenses
Lease operating expenses	98,087	79,987	268,755	234,380
Steam gas costs	12,096	17,015	32,931	49,641
Electricity	9,930	10,112	32,081	30,203
Production and ad valorem taxes	21,066	10,636	52,782	39,084
Gathering and transportation expenses	19,218	15,237	54,519	44,825
General and administrative
G&A	32,515	28,158	102,598	94,964
Acquisition related costs	6,683	-	6,683	-
Depreciation, depletion and amortization	270,598	167,894	699,025	453,194
Accretion	3,749	4,307	11,252	12,878
Other operating income	(605)	(50)	(3,142)	(657)

	473,337	333,296	1,257,484	958,512

Income from Operations	131,767	168,552	438,619	488,435
Other (Expense) Income
Interest expense	(59,174)	(43,495)	(157,404)	(113,141)
Debt extinguishment costs	-	-	(5,167)	-
(Loss) gain on mark-to-market derivative contracts	(100,160)	125,551	12,573	93,467
Loss on investment measured at fair value	(43,121)	(395,490)	(92,301)	(284,929)
Other income	11	1,399	440	2,949

(Loss) Income Before Income Taxes	(70,677)	(143,483)	196,760	186,781
Income tax benefit (expense)
Current	3,540	26,718	2,535	25,959
Deferred	23,163	28,469	(84,297)	(105,165)

Net (Loss) Income	(43,974)	$(88,296)	114,998	$107,575

Net income attributable to noncontrolling interest in the form of preferred stock of subsidiary	(9,114)		(27,206)

Net (Loss) Income Attributable to Common Stockholders	$(53,088)		$87,792

(Loss) Earnings per Common Share
Basic	$(0.41)	$(0.62)	$0.68	$0.76
Diluted	$(0.41)	$(0.62)	$0.67	$0.75
Weighted Average Common Shares Outstanding
Basic	130,047	141,826	129,806	141,500

Diluted	130,047	141,826	131,774	143,351

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of dollars)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$114,998	$107,575
Items not affecting cash flows from operating activities
Depreciation, depletion and amortization	699,025	453,194
Accretion	11,252	12,878
Deferred income tax expense	84,297	105,165
Debt extinguishment costs	939	-
Gain on mark-to-market derivative contracts	(12,573)	(93,467)
Loss on investment measured at fair value	92,301	284,929
Non-cash compensation	37,898	27,257
Other non-cash items	10,431	(6,332)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(13,882)	(21,355)
Accounts payable and other liabilities	17,013	31,975
Income taxes receivable/payable	4,878	20,831

Net cash provided by operating activities	1,046,577	922,650

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(1,388,356)	(1,261,196)
Acquisition of oil and gas properties	(26,377)	(36,750)
Deposit related to the Gulf of Mexico Acquisition	(555,000)	-
Proceeds from sales of oil and gas properties, net of costs and expenses	60,470	11,987
Derivative settlements	37,385	(47,448)
Additions to other property and equipment	(9,271)	(9,454)
Other	-	1,552

Net cash used in investing activities	(1,881,149)	(1,341,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facilities	6,756,425	4,026,900
Repayments of revolving credit facilities	(6,596,425)	(4,191,900)
Principal payments of long-term debt	(156,182)	-
Proceeds from issuance of Senior Notes	750,000	600,000
Costs incurred in connection with financing arrangements	(12,586)	(11,320)
Purchase of treasury stock	(88,490)	-
Distributions to holders of noncontrolling interest in the form of preferred stock of subsidiary	(20,250)	-
Other	-	9

Net cash provided by financing activities	632,492	423,689

Net (decrease) increase in cash and cash equivalents	(202,080)	5,030
Cash and cash equivalents, beginning of period	419,098	6,434

Cash and cash equivalents, end of period	$217,018	$11,464

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

(share and dollar amounts in thousands)

								Noncontrolling
								Interest
								in the
			Additional				Total	Form of
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’	Preferred Stock	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity	of Subsidiary	Equity
Balance at December 31, 2011	143,924	$1,439	$3,434,928	$337,991	(13,302)	$(509,722)	$3,264,636	$430,596	$3,695,232
Net income	-	-	-	87,792	-	-	87,792	27,206	114,998
Restricted stock awards	-	-	22,941	-	-	-	22,941	-	22,941
Treasury stock purchases	-	-	-	-	(2,390)	(88,490)	(88,490)	-	(88,490)
Issuance of treasury stock for restricted stock awards	-	-	(30,960)	(6,990)	732	37,950	-	-	-
Distributions to holders of noncontrolling interest in the form of preferred stock of subsidiary	-	-	-	-	-	-	-	(20,250)	(20,250)
Exercise of stock options and other	-	-	-	(4)	-	18	14	-	14

Balance at September 30, 2012	143,924	$1,439	$3,426,909	$418,789	(14,960)	$(560,244)	$3,286,893	$437,552	$3,724,445

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

Our consolidated financial statements include the accounts of all our consolidated subsidiaries. We consolidate entities when we have the ability to control or direct the operating and financial decisions of the entity or when we have a significant interest in the entity that gives us the ability to direct the activities that are significant to that entity. The determination of our ability to control, direct or exert significant influence over an entity involves the use of judgment. All significant intercompany transactions have been eliminated. All adjustments, consisting only of normal recurring adjustments that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. The results of our operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Asset Retirement Obligation.    The following table reflects the changes in our asset retirement obligation during the nine months ended September 30, 2012 (in thousands):

Asset retirement obligation - December 31, 2011	$238,381
Property dispositions and other	(1,852)
Settlements	(3,280)
Accretion expense	11,252
Asset retirement additions	3,776

Asset retirement obligation - September 30, 2012 (1)	$248,277

(1)	$5.9 million is included in other current liabilities.

Earnings Per Share. For the three and nine months ended September 30, 2012 and 2011, the weighted average shares outstanding for computing basic and diluted earnings per share were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average common shares outstanding - basic	130,047	141,826	129,806	141,500
Unvested restricted stock, restricted stock units and stock options	-	-	1,968	1,851

Weighted average common shares outstanding - diluted	130,047	141,826	131,774	143,351

Because we recognized a net loss for the three months ended September 30, 2012 and 2011, no unvested restricted stock, unvested restricted stock units, or RSUs, or stock options were included in computing earnings per share as the effect was antidilutive. In the nine months ended September 30, 2012 and 2011, 0.3 million and 1.5 million RSUs, respectively, were excluded in computing diluted earnings per share because they were antidilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method.

In computing our earnings per share for the three and nine months ended September 30, 2012, we decreased our reported net income by $9.1 million and $27.2 million, respectively, for preferred stock dividends attributable to the noncontrolling interest associated with our consolidated subsidiary Plains Offshore Operations Inc., or Plains Offshore. We owned 100% of the common shares of Plains Offshore during the three and nine months ended September 30, 2012, and because Plains Offshore had a net loss for the three and nine months ended September 30, 2012, we did not allocate any undistributed earnings to the noncontrolling interest preferred stock. In the event that Plains Offshore has net income in future periods, we will be required to allocate distributed and undistributed earnings between the common and preferred shares of Plains Offshore.

Inventories.     Oil inventories are carried at the lower of the cost to produce or market value, and materials and supplies inventories are stated at the lower of cost or market with cost determined on an average cost method. At September 30, 2012 and December 31, 2011, inventory consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Oil	$7,439	$7,075
Materials and supplies	11,637	13,098

	$19,076	$20,173

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

Stock-Based Compensation.    Stock-based compensation for the three and nine months ended September 30, 2012 and 2011 was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation included in:
General and administrative expense	$10,395	$4,847	$32,587	$28,212
Lease operating expenses	1,274	(5,621)	5,311	(955)
Oil and natural gas properties	3,919	(168)	11,447	7,327

Total stock-based compensation	$15,588	$(942)	$49,345	$34,584

During 2012, we granted 877 thousand RSUs at an average fair value of $42.59 per share to be settled in shares of common stock, 1.2 million RSUs at an average fair value of $43.04 per share to be settled in cash and 501 thousand stock appreciation rights with an average exercise price of $42.73 per share.

Additionally, we issued 225 thousand RSUs to be settled in cash that are subject to a market condition in which the price performance of PXP’s common stock is compared to an average of two peer indices. Based on the performance, these units may settle upon vesting at 0% to 150% of the number of awards granted as determined by linear interpolation.

We used a Monte-Carlo simulation model to estimate the fair value of the cash-settled RSUs subject to the market condition. This model involves forecasting potential future stock price paths based on the expected return on our common stock and the indices and their volatility, then calculating the fair value of RSUs to be granted based on the results of the simulations. At September 30, 2012, we estimated that these units had a weighted average fair value of $28.88 per unit, an aggregate fair value of $6.5 million and a weighted average remaining contractual life of 1.5 years.

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

During the three months ended September 30, 2012, Plains Offshore declared a quarterly dividend on the preferred stock of approximately $9.1 million, or $20.22 per share of preferred stock, $15.00 per share of which was paid in cash with the remaining deferred. During the nine months ended September 30, 2012, Plains Offshore declared quarterly dividends on the preferred stock of approximately $27.2 million, or $60.36 per share of preferred stock, $45.00 per share of which was paid in cash with the remaining deferred. Deferred dividends accumulate and compound quarterly at 8% per year until paid.

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

Note 2 — Proposed Gulf of Mexico Acquisition

On September 10, 2012, we announced that we had entered into a purchase and sale agreement, or the BP PSA, to acquire from BP Exploration & Production Inc. and BP America Production Company, or BP, their interests in certain deepwater Gulf of Mexico oil and gas properties for $5.55 billion in cash, subject to customary purchase price adjustments. These properties include certain oil and gas interests in and near the Holstein, Diana, Hoover, Horn Mountain, Marlin, Dorado, King and Ram Powell fields. Certain of these properties are subject to preferential rights. The BP PSA contains customary representations and warranties, covenants, indemnification provisions and conditions to close. Under the terms of the BP PSA, we made a performance deposit of $555 million to BP, which BP will be permitted to retain as liquidated damages if it terminates the BP PSA under certain circumstances. The performance deposit is classified as Deposit Related to the Gulf of Mexico Acquisition on our balance sheet and was paid through borrowings under our senior revolving credit facility.

On September 10, 2012, we also announced that we had entered into a purchase and sale agreement, or the Shell PSA, to acquire from Shell Offshore, Inc., or Shell, its 50% working interest in the Holstein field for $560 million in cash, subject to customary purchase price adjustments. The Shell PSA contains customary representations and warranties, covenants, indemnification provisions and conditions to close.

We have received commitments from several financial institutions to provide financing in connection with these transactions. A portion of the cash consideration will be paid with the proceeds from our Senior Notes offering completed in October 2012. See Note 3 – Long-Term Debt – Commitment Letter and Subsequent Events.

During the three months ended September 30, 2012, transaction costs related to these acquisitions of approximately $6.7 million have been expensed. Upon closing, we expect to recognize additional estimated acquisition costs of $60 million which consist of (i) a $30 million commitment fee associated with a new senior unsecured bridge credit facility, or Bridge Credit Facility, which will be recorded as interest expense because we will not borrow under the Bridge Credit Facility, (ii) a $20 million amendment fee that we will pay in connection with an amendment to our existing stockholders agreements with the preferred investors of Plains Offshore to limit certain exclusivity provisions and (iii) certain investment, advisory, legal and other acquisition related fees.

These acquisitions, collectively referred to as the Gulf of Mexico Acquisition, are expected to close on November 30, 2012, and will be effective as of October 1, 2012. We will account for these transactions as acquisitions of businesses under purchase accounting rules.

Note 3 — Long-Term Debt

At September 30, 2012 and December 31, 2011, long-term debt consisted of (in thousands):

	September 30, 2012	December 31, 2011
Senior revolving credit facility	$895,000	$735,000
Plains Offshore senior credit facility	-	-
7 3/4% Senior Notes due 2015	-	79,281
10% Senior Notes due 2016 (1)	176,798	175,385
7% Senior Notes due 2017	-	76,901
7 5/8% Senior Notes due 2018	400,000	400,000
6 1/8% Senior Notes due 2019	750,000	-
8 5/8% Senior Notes due 2019 (2)	394,773	394,385
7 5/8% Senior Notes due 2020	300,000	300,000
6 5/8% Senior Notes due 2021	600,000	600,000
6 3/4% Senior Notes due 2022	1,000,000	1,000,000

	$4,516,571	$3,760,952

(1)	The amount is net of unamortized discount of $8.1 million and $9.5 million at September 30, 2012 and December 31, 2011, respectively.
(2)	The amount is net of unamortized discount of $5.2 million and $5.6 million at September 30, 2012 and December 31, 2011, respectively.

Senior Revolving Credit Facility.    In February 2012, our borrowing base was increased from $1.8 billion to approximately $2.3 billion until the next scheduled redetermination date on or before May 1, 2013. The commitments remained unchanged at $1.4 billion. The borrowing base will be redetermined on an annual basis, with us and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on our oil and gas properties, reserves, other indebtedness and other factors. We are required, among other things, to make a mandatory prepayment if the combined total borrowings under both our senior revolving credit facility and the Plains Offshore senior credit facility exceed the borrowing base. Additionally, our senior revolving credit facility contains a $250 million limit on letters of credit, a $50 million commitment for swingline loans and matures on May 4, 2016. At September 30, 2012, we had $1.2 million in letters of credit outstanding under our senior revolving credit facility.

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

Plains Offshore Senior Credit Facility.    The aggregate commitments of the lenders under the Plains Offshore senior credit facility are $300 million. The Plains Offshore senior credit facility contains a $50 million limit on letters of credit and matures on November 18, 2016. At September 30, 2012, Plains Offshore had no letters of credit outstanding under its senior credit facility.

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

We borrow under our short-term facility to fund our working capital needs. The funding requirements are typically generated due to the timing differences between payments and receipts associated with our oil and gas production. We generally pay off the short-term facility with receipts from the sales of our oil and gas production or borrowings under our senior revolving credit facility. No amounts were outstanding under the short-term facility at September 30, 2012. The daily average outstanding balance for the three and nine months ended September 30, 2012 was $51.5 million and $47.8 million, respectively.

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

Redemption of 7 3/4% Senior Notes and 7% Senior Notes.     During the second quarter of 2012, we redeemed the remaining $79.3 million aggregate principal amount of our 7 3/4% Senior Notes at 101.938% of the principal amount and the remaining $76.9 million aggregate principal amount of our 7% Senior Notes at 103.500% of the principal amount. We made payments totaling $80.8 million and $79.6 million to retire the 7 3/4% Senior Notes and the 7% Senior Notes, respectively. During the nine months ended September 30, 2012, we recognized $5.2 million of debt extinguishment costs, including $0.9 million of unamortized debt issue costs in connection with the retirement of these Senior Notes.

Commitment Letter.     In September 2012, we entered into a commitment letter, or the Commitment Letter, to underwrite a new credit facility that will amend and restate our existing senior revolving credit facility and provide for term loan credit facilities, collectively the Amended Credit Facility, increase our borrowing base and provide financing in connection with the Gulf of Mexico Acquisition. The Commitment Letter is subject to certain conditions, including the absence of a material adverse effect under the BP PSA, the execution of satisfactory definitive documentation and other customary closing conditions. Upon satisfaction of these conditions, the aggregate commitments of the lenders under the Amended Credit Facility will be $5.0 billion with an initial borrowing base of $5.3 billion, which includes $300 million related to the Plains Offshore senior credit facility. The Amended Credit Facility will be comprised of a $3.0 billion senior secured five-year revolving credit facility, a $750.0 million senior secured five-year term loan, and a $1.25 billion senior secured seven-year term loan. Under the terms of the Commitment Letter, the lenders may also provide senior unsecured loans in an aggregate principal amount of up to $2.0 billion pursuant to the Bridge Credit Facility. Subsequently in September 2012, we successfully syndicated the Amended Credit Facility and Bridge Credit Facility to a group of banks and institutional lenders.

In connection with the closing of the Gulf of Mexico Acquisition, we expect to enter into our Amended Credit Facility on November 30, 2012. We will use the proceeds provided by the facilities to refinance certain existing indebtedness, to pay the cash consideration for the Gulf of Mexico Acquisition, to pay fees and expenses incurred in connection with the Gulf of Mexico Acquisition and related financing transactions and for general corporate purposes.

Subsequent Events.    In October 2012, we issued (i) $1.5 billion of 6 1/2% Senior Notes due 2020, or the 6 1/2% Senior Notes, and (ii) $1.5 billion of 6 7/8% Senior Notes due 2023, or the 6 7/8% Senior Notes, both at par. We received approximately $2.95 billion of net proceeds, after deducting the underwriting discount and offering expenses. We will use the net proceeds to pay a portion of the cash consideration for the Gulf of Mexico Acquisition. Pending the closing of the Gulf of Mexico Acquisition, we intend to use a portion of the net proceeds to repay borrowings outstanding under our senior revolving credit facility. Both the 6 1/2% Senior Notes and 6 7/8% Senior Notes contain a mandatory redemption feature that requires us to redeem at par plus accrued but unpaid interest the aggregate principal amount of the 6 1/2% Senior Notes and the 6 7/8% Senior Notes in cash if either (i) the BP PSA is terminated or (ii) the transaction contemplated by the BP PSA has not been consummated by March 15, 2013, which we refer to as a Mandatory Redemption Event. The terms of both the 6 1/2% Senior Notes and the 6 7/8% Senior Notes also provide that if, at any time, we determine that a Mandatory Redemption Event is reasonably likely to occur, then we may, at our option, redeem all and not less than all of the 6 1/2% Senior Notes and 6 7/8% Senior Notes then outstanding, at par plus accrued but unpaid interest. We may redeem all or part of the 6 1/2% Senior Notes and 6 7/8% Senior Notes on or after November 15, 2015 and February 15, 2018, respectively, at specified redemption prices and prior to such date at a “make-whole” redemption price. In addition, prior to November 15, 2015 we may at our option, redeem up to 35% of the 6 1/2% Senior Notes and 6 7/8% Senior Notes with the proceeds of certain equity offerings. In the event of a change of control triggering event, as defined in the indenture, we will be required to make an offer to repurchase the 6 1/2% Senior Notes and 6 7/8% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

The 6 1/2% Senior Notes and 6 7/8% Senior Notes are general unsecured senior obligations. They are jointly and severally guaranteed by certain of our existing domestic subsidiaries. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the assets of that subsidiary guarantor; (ii) in connection with any sale or other disposition of all the capital stock of a subsidiary guarantor; (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of such subsidiary guarantor provided no default or event of default has occurred or is continuing; or (vi) at such time as such subsidiary guarantor does not have outstanding any guarantee of any of our or any of our subsidiary guarantor’s indebtedness (other than the notes) in excess of $10.0 million in aggregate principal amount. The 6 1/2% Senior Notes and 6 7/8% Senior Notes rank senior in right of payment to all of our existing and future subordinated indebtedness; pari passu in right of payment with any of our existing and future unsecured indebtedness that is not by its terms subordinated to the 6 1/2% Senior Notes and 6 7/8% Senior Notes and; effectively junior to our existing and future secured indebtedness, including indebtedness under our senior revolving credit facility and the Plains Offshore senior credit facility, to the extent of our assets constituting collateral securing that indebtedness; and effectively subordinate to all existing and future indebtedness and other liabilities (other than indebtedness and liabilities owed to us) of our non-guarantor subsidiaries, including indebtedness under the Plains Offshore senior credit facility, which we guarantee, and the shares of preferred stock issued by Plains Offshore.

In connection with the issuance of the 6 1/2% Senior Notes and the 6 7/8% Senior Notes, the borrowing base under our Amended Credit Facility will be reduced to $5.175 billion, which will reduce the maximum amount available to borrow under the senior secured five-year revolving credit facility to $2.875 billion from $3.0 billion. Our borrowing base for the Plains Offshore senior credit facility will remain at $300 million. In addition, as a result of the issuance of the 6 1/2% Senior Notes and the 6 7/8% Senior Notes, we will not enter into the Bridge Credit Facility.

We also obtained a consent from the majority of the lenders under our senior revolving credit facility in connection with the issuance of the 6 1/2% Senior Notes and the 6 7/8% Senior Notes, which allows the redemption feature in connection with a Mandatory Redemption Event and allows us to include such pro forma adjustments as if the transactions contemplated under the BP PSA had been consummated when calculating the ratio of debt to EBITDAX. In addition, the lenders also agreed that there would be no reduction to the borrowing base of our existing senior revolving credit facility in connection with the Senior Notes offering.

Note 4 — Commodity Derivative Contracts

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

During the three months ended September 30, 2012, we entered into the following Brent crude oil derivative contracts:

•	Brent crude oil swap contracts on 40,000 BOPD for 2013 with an average price of $109.23 per barrel.

•

Brent crude oil put option spread contracts on 5,000 BOPD for 2014 with a floor price of $100 per barrel, a limit of $80 per barrel and weighted average deferred premium and interest of $7.110 per barrel.

•

Brent crude oil put option spread contracts on 30,000 BOPD for 2014 with a floor price of $95 per barrel, a limit of $75 per barrel and weighted average deferred premium and interest of $6.091 per barrel.

•

Brent crude oil put option spread contracts on 25,000 BOPD for 2014 with a floor price of $90 per barrel, a limit of $70 per barrel and weighted average deferred premium and interest of $5.260 per barrel.

•

Brent crude oil put option spread contracts on 25,000 BOPD for 2015 with a floor price of $90 per barrel, a limit of $70 per barrel and weighted average deferred premium and interest of $6.720 per barrel.

See Note 6 – Fair Value Measurements of Assets and Liabilities, for additional discussion on the fair value measurement of our derivative contracts.

As of September 30, 2012, we had the following outstanding commodity derivative contracts, all of which settle monthly:

Period	Instrument Type	Daily Volumes	Average Price (1)	Average Deferred Premium	Index
Sales of Crude Oil Production
2012
Oct - Dec	Three-way collars (2)	40,000 Bbls	$100.00 Floor with an $80.00 Limit	-	Brent
$120.00 Ceiling
2013
Jan - Dec	Swap contracts (3)	40,000 Bbls	$109.23	-	Brent
Jan - Dec	Put options (4)	13,000 Bbls	$100.00 Floor with an $80.00 Limit	$6.800 per Bbl	Brent
Jan - Dec	Three-way collars (2)	25,000 Bbls	$100.00 Floor with an $80.00 Limit	-	Brent
$124.29 Ceiling
Jan - Dec	Three-way collars (2)	5,000 Bbls	$90.00 Floor with a $70.00 Limit	-	Brent
$126.08 Ceiling
Jan - Dec	Put options (4)	17,000 Bbls	$90.00 Floor with a $70.00 Limit	$6.253 per Bbl	Brent
2014
Jan - Dec	Put options (4)	5,000 Bbls	$100.00 Floor with an $80.00 Limit	$7.110 per Bbl	Brent
Jan - Dec	Put options (4)	30,000 Bbls	$95.00 Floor with a $75.00 Limit	$6.091 per Bbl	Brent
Jan - Dec	Put options (4)	75,000 Bbls	$90.00 Floor with a $70.00 Limit	$5.739 per Bbl	Brent
2015
Jan - Dec	Put options (4)	25,000 Bbls	$90.00 Floor with a $70.00 Limit	$6.720 per Bbl	Brent

Sales of Natural Gas Production
2012
Oct - Dec	Put options (5)	120,000 MMBtu	$4.30 Floor with a $3.00 Limit	$0.298 per MMBtu	Henry Hub
Oct - Dec	Three-way collars (6)	40,000 MMBtu	$4.30 Floor with a $3.00 Limit	-	Henry Hub
$4.86 Ceiling
Oct - Dec	Swap contracts (3)	80,000 MMBtu	$2.72	-	Henry Hub
2013
Jan - Dec	Swap contracts (3)	110,000 MMBtu	$4.27	-	Henry Hub
2014
Jan - Dec	Swap contracts (3)	100,000 MMBtu	$4.09	-	Henry Hub

(1)	The average strike prices do not reflect any premiums to purchase the put options.
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

(4)

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

Balance Sheet

At September 30, 2012 and December 31, 2011, we had the following outstanding commodity derivative contracts recorded in our balance sheet (in thousands):

		Estimated Fair Value
Instrument Type	Balance Sheet Classification	September 30, 2012	December 31, 2011
Crude oil puts	Commodity derivative contracts - current assets	$29,409	$-
Crude oil collars	Commodity derivative contracts - current assets	4,653	10,623
Crude oil swaps	Commodity derivative contracts - current assets	15,439	-
Natural gas puts	Commodity derivative contracts - current assets	10,815	41,335
Natural gas collars	Commodity derivative contracts - current assets	3,598	13,163
Natural gas swaps	Commodity derivative contracts - current assets	10,263	-
Crude oil puts	Commodity derivative contracts - non-current assets	308,236	48,306
Crude oil collars	Commodity derivative contracts - non-current assets	2,549	-
Crude oil swaps	Commodity derivative contracts - non-current assets	15,851	-
Natural gas swaps	Commodity derivative contracts - non-current (liabilities) assets	(656)	12,951

Total derivative instruments		$400,157	$126,378

The following table provides supplemental information to reconcile the fair value of our derivative contracts to our balance sheet at September 30, 2012 and December 31, 2011, considering the deferred premiums, accrued interest and related settlement payable/receivable amounts which are not included in the fair value amounts disclosed in the table above (in thousands):

	September 30, 2012	December 31, 2011
Net fair value asset	$400,157	$126,378
Deferred premium and accrued interest on derivative contracts	(366,960)	(62,430)
Settlement payable	-	(5,106)
Settlement receivable	72	216

Net commodity derivative asset	$33,269	$59,058

Commodity derivative contracts - current asset	$26,302	$50,964
Commodity derivative contracts - non-current asset	19,459	12,678
Commodity derivative contracts - current liability	(8,253)	(3,761)
Commodity derivative contracts - non-current liability	(4,239)	(823)

	$33,269	$59,058

We present the fair value of our derivative contracts on a net basis where the right of offset is provided for in our counterparty agreements.

Income Statement

During the three and nine months ended September 30, 2012 and 2011, pre-tax amounts recognized in our income statements for derivative transactions were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(Loss) gain on mark-to-market derivative contracts	$(100,160)	$125,551	$12,573	$93,467

Cash Payments and Receipts

During the nine months ended September 30, 2012 and 2011, cash (payments) receipts for derivatives were as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Oil derivatives	$(8,114)	$(48,482)
Natural gas derivatives	45,499	1,034

	$37,385	$(47,448)

Credit Risk

We generally do not require collateral or other security to support derivative instruments subject to credit risk. However, the agreements with each of the counterparties to our derivative instruments contain netting provisions within the agreements. If a default occurs under the agreements, the non-defaulting party can offset the amount payable to the defaulting party under the derivative contracts with the amount due from the defaulting party under the derivative contracts. As a result of the netting provisions under the agreements, our maximum amount of loss due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts. The maximum amount of loss due to credit risk that we would have incurred if all the counterparties to our derivative contracts failed to perform according to the terms of the derivative contracts at September 30, 2012 was $46.1 million.

Contingent Features

As of September 30, 2012, the counterparties to our commodity derivative contracts consisted of ten financial institutions. Certain of our counterparties or their affiliates are also lenders under our senior revolving credit facility. As a result, the counterparties to our derivative agreements share in the collateral supporting our senior revolving credit facility. Therefore, we are not generally required to post additional collateral under our derivative agreements.

Certain of our derivative agreements contain cross-default and acceleration provisions relative to our material debt agreements. If we were to default on any of our material debt agreements, it would be a violation of these provisions, and the counterparties to our derivative agreements could request immediate payment on derivative instruments that are in a net liability position at that time. As of September 30, 2012, we were in a net liability position with four of the counterparties to our derivative instruments, totaling $12.5 million.

Subsequent Event

In October 2012, we entered into Brent crude oil put option spread contracts on 40,000 BOPD for 2015 with a floor price of $90 per barrel, a limit of $70 per barrel and weighted average deferred premium and interest of $7.019 per barrel.

Note 5 — Investment

At September 30, 2012 and 2011, we owned 51.0 million shares of McMoRan Exploration Co. common stock, approximately 31.5% and 31.6%, respectively, of its common shares outstanding. In December 2010, we acquired the McMoRan common stock and other consideration in exchange for all of our interests in our U.S. Gulf of Mexico leasehold located in less than 500 feet of water. We entered into a stockholder agreement with McMoRan requiring us to refrain from certain activities that could be undertaken to acquire control of McMoRan. We may sell shares of McMoRan common stock pursuant to underwritten offerings, in periodic sales under the shelf registration statement filed by McMoRan (subject to certain volume limitations), pursuant to the exercise of piggyback registration rights or as otherwise permitted by applicable law.

We are deemed to exercise significant influence over the operating and investing policies of McMoRan but do not have control. We have elected to measure our equity investment in McMoRan at fair value, and the change in fair value of our investment is recognized as a gain or loss on investment measured at fair value in our income statement. We believe that using fair value as a measurement basis for our investment is useful to our investors because our earnings on the investment will be dependent on the fair value on the date we divest the shares. At September 30, 2012, the McMoRan shares were valued at approximately $519.4 million, based on McMoRan’s closing stock price of $11.75 on September 30, 2012, discounted to reflect certain limitations on the marketability of the McMoRan shares. During the three months ended September 30, 2012 and 2011, we recorded unrealized losses of $43.1 million and $395.5 million, respectively, on our investment. During the nine months ended September 30, 2012 and 2011, we recorded unrealized losses of $92.3 million and $284.9 million, respectively, on our investment.

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

	Nine Months Ended
	September 30,
	2012 (1)	2011
Results of Operations (2)
Revenues	$ 92,206	$136,984
Operating loss	(32,247)	(13,215)
Loss from continuing operations	(33,957)	(15,797)
Net loss applicable to common stock	(45,474)	(27,545)

(1)	Amounts are based on McMoRan’s Form 8-K dated October 19, 2012.
(2)	Amounts represent our 31.5% and 31.6% equity ownership in McMoRan as of September 30, 2012 and 2011, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our commodity derivative instruments and investment are recorded at fair value on a recurring basis in our balance sheet with the changes in fair value recorded in our income statement. The following table presents, for each fair value hierarchy level, our commodity derivative assets and liabilities and our investment measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Commodity derivative contracts (1)
Crude oil puts	$337,645	$-	$262,959	$74,686
Crude oil collars	7,201	-	(976)	8,177
Crude oil swaps	31,291	-	31,291	-
Natural gas puts	10,815	-	-	10,815
Natural gas collars	3,598	-	-	3,598
Natural gas swaps	9,607	-	9,607	-
Investment (2)	519,370	-	-	519,370

	$919,527	$-	$302,881	$616,646

December 31, 2011
Commodity derivative contracts (1)
Crude oil puts	$48,306	$-	$-	$48,306
Crude oil collars	10,623	-	(669)	11,292
Natural gas puts	41,335	-	-	41,335
Natural gas collars	13,163	-	-	13,163
Natural gas swaps	12,951	-	12,951	-
Investment (2)	611,671	-	-	611,671

	$738,049	$-	$12,282	$725,767

(1)

Option premium and accrued interest of $367.0 million and $62.4 million at September 30, 2012 and December 31, 2011, respectively, settlement payable of $5.1 million at December 31, 2011 and settlement receivable of $0.1 million and $0.2 million at September 30, 2012 and December 31, 2011, respectively, are not included in the fair value of derivatives.

(2)	Represents our equity investment in McMoRan which would otherwise be reported under the equity method of accounting.

The fair value amounts of our put and collar derivative instruments are estimated using an option-pricing model, which uses various inputs including NYMEX and ICE price quotations, volatilities, interest rates and contract terms. The fair value of our swap derivative instruments are estimated using a pricing model which has various inputs including NYMEX and ICE price quotations, interest rates and contract terms. We adjust the valuations for credit quality, using the counterparties’ credit quality for asset balances and our credit quality for liability balances. For asset balances, we use the credit default swap value for counterparties when available or the spread between the risk-free interest rate and the yield on the counterparties’ publicly traded debt for similar maturities. We consider the impact of netting agreements on counterparty credit risk, including whether the position with the counterparty is a net asset or net liability.

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

As of September 30, 2012, our commodity derivative contracts are classified as follows:

•	Our 2012, 2013 and 2014 natural gas swaps, certain of our 2012 crude oil collars, our 2013 crude oil swaps and puts and certain of our 2014 crude oil puts are classified as Level 2 instruments.
•

Our 2012 natural gas puts and collars, certain of our 2012 crude oil collars, our 2013 crude oil collars, certain of our 2014 crude oil puts and our 2015 crude oil puts are classified as Level 3 instruments.

We determine the fair value of our investment by discounting for lack of marketability at the reporting date. The discount factor for lack of marketability is determined by utilizing both Protective put and Asian put option models. Both of these options are valued using a Black-Scholes option-pricing model which utilizes various inputs including the closing price of the McMoRan common stock, implied volatility of the instrument, number of shares being valued, length of time that would be necessary to dispose of our investment, expected dividend and risk-free interest rates. As of September 30, 2012, we have classified our investment as Level 3 since the fair value is determined by utilizing significant inputs that are unobservable.

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

The following table presents quantitative information about Level 3 inputs used in the fair value measurement of our commodity derivative contracts and our investment measured at fair value as of September 30, 2012 (in thousands):

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2012
Commodity derivative contracts (1)
Crude oil puts	$74,686	Option pricing model	Implied volatility	23% - 33% (26%)
Crude oil collars	8,177	Option pricing model	Implied volatility	22% - 65% (33%)
Natural gas puts	10,815	Option pricing model	Implied volatility	37% - 42% (39%)
Natural gas collars	3,598	Option pricing model	Implied volatility	37% - 42% (39%)
Investment (2)	519,370	Option pricing model	Discount for lack of marketability	10% - 16% (13%)

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

The following table presents a reconciliation of changes in fair value of our financial assets and liabilities classified as Level 3 for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012		2011
	Commodity Derivatives (1)	Investment	Commodity Derivatives (1)	Investment
Fair value at beginning of period	$114,096	$611,671	$4,785	$664,346
Transfers into Level 3 (2)	149	-	-	-
Transfers out of Level 3 (3)	(52,540)	-	6,962	-
Realized and unrealized gains and losses included in earnings (4)	18,068	(92,301)	65,266	(284,929)
Purchases	72,949	-	47,948	-
Settlements	(55,446)	-	(310)	-

Fair value at end of period	$97,276	$519,370	$124,651	$379,417

Change in unrealized gains and losses relating to assets and liabilities held as of the end of the period (4)	$12,674	$(92,301)	$63,706	$(284,929)

(1)	Deferred option premiums and interest are not included in the fair value of derivatives.
(2)

During the nine months ended September 30, 2012, the inputs used to value certain of our 2012 crude oil collars were significantly unobservable and those contracts were transferred from Level 2 to Level 3.

(3)

During the nine months ended September 30, 2012, the inputs used to value certain of our 2012 crude oil collars and certain of our 2013 crude oil puts were directly or indirectly observable and those contracts were transferred from Level 3 to Level 2. During the nine months ended September 30, 2011, the inputs used to value certain of our 2011 natural gas collars were directly or indirectly observable and those contracts were transferred from Level 3 to Level 2.

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

The following table presents the carrying amounts and fair values of our other financial instruments as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current Asset (1)
Cash and cash equivalents	$217,018	$217,018	$419,098	$419,098
Non-Current Asset (2)
Deposit related to the Gulf of Mexico Acquisition	555,000	555,000	-	-
Current Liability (3)
Deferred premium and accrued interest on derivative contracts	56,200	56,200	13,029	13,029
Non-Current Liability (3)
Deferred premium and accrued interest on derivative contracts	310,760	310,760	49,401	49,401
Long-Term Debt (4)
Senior revolving credit facility	895,000	895,000	735,000	735,000
Plains Offshore senior credit facility	-	-	-	-
7 3/4% Senior Notes	-	-	79,281	81,858
10% Senior Notes	176,798	190,058	175,385	194,239
7% Senior Notes	-	-	76,901	79,593
7 5/8% Senior Notes	400,000	426,000	400,000	424,000
6 1/8% Senior Notes	750,000	755,625	-	-
8 5/8% Senior Notes	394,773	440,172	394,385	433,331
7 5/8% Senior Notes	300,000	320,250	300,000	324,750
6 5/8% Senior Notes	600,000	609,000	600,000	630,000
6 3/4% Senior Notes	1,000,000	1,015,000	1,000,000	1,047,500

(1)	Our cash and cash equivalents consist primarily of money market mutual funds and would have been classified as Level 1 under the fair value hierarchy.
(2)

Our deposit related to the Gulf of Mexico Acquisition is a performance deposit to BP in connection with the Gulf of Mexico Acquisition and would have been classified as Level 1 under the fair value hierarchy.

(3)	If our deferred premium and accrued interest payable on our commodity derivative contracts had been measured at fair value, it would have been classified as Level 3 under the fair value hierarchy.
(4)

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

Note 7 — Divestment

During the first quarter of 2012, we completed the divestment of our interests in approximately 2,000 gross leasehold acres in our Texas Panhandle properties. After the exercise of third party preferential rights and closing adjustments, we received approximately $43.4 million in cash. The transactions were effective November 1, 2011. The proceeds were recorded as a reduction to capitalized costs pursuant to full cost accounting rules.

At September 30, 2012, we continue to have interests in approximately 40,000 gross leasehold acres in the Texas Panhandle. We expect to receive additional proceeds from future closings, as may be further modified for additional post-closing adjustments.

Note 8 — Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any significant unusual or infrequently occurring items which are recorded in the period that the specific item occurs. For the three months ended September 30, 2012, our income tax benefit was approximately 38% of the pre-tax loss. For the nine months ended September 30, 2012, our income tax expense was approximately 42% of the pre-tax income.

The variance in our estimated annual effective tax rate from the 35% federal statutory rate for both periods include the tax effects of estimated annual permanent differences, including (i) expenses that are not deductible because of IRS limitations and (ii) state income taxes.

Note 9 — Commitments, Contingencies and Industry Concentration

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

In connection with the sale of certain properties offshore California in December 2004, we retained the responsibility for certain abandonment costs, including removing, dismantling and disposing of the existing offshore platforms. The present value of such abandonment costs, $86.4 million ($145.2 million undiscounted), is included in our asset retirement obligation as reflected on our balance sheet. In addition, we agreed to guarantee the performance of the purchaser with respect to the remaining abandonment obligations related to the properties (approximately $84.3 million). To secure its abandonment obligations, the purchaser of the properties is required to periodically deposit funds into an escrow account. At September 30, 2012, the escrow account had a balance of $20.9 million. The fair value of our guarantee at September 30, 2012, $0.3 million, considers the payment/performance risk of the purchaser and is included in other long-term liabilities in our balance sheet.

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

Note 10 — Consolidating Financial Statements

We are the issuer of $565 million 10% Senior Notes, of which $184.9 million aggregate principal amount remains outstanding, $400 million 7 5/8% Senior Notes due 2018, $750 million 6 1/8% Senior Notes, $400 million 8 5/8% Senior Notes, $300 million 7 5/8% Senior Notes due 2020, $600 million 6 5/8% Senior Notes and $1 billion 6 3/4% Senior Notes as of September 30, 2012, which are jointly and severally guaranteed by certain of our existing domestic subsidiaries (referred to as “Guarantor Subsidiaries”). In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the assets of that subsidiary guarantor; (ii) in connection with any sale or other disposition of all the capital stock of a subsidiary guarantor; (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of such subsidiary guarantor provided no default or event of default has occurred or is continuing; or (vi) at such time as such subsidiary guarantor does not have outstanding any guarantee of any of our or any of our subsidiary guarantor’s indebtedness (other than the notes) in excess of $10.0 million in aggregate principal amount. Certain of our subsidiaries do not guarantee the Senior Notes (referred to as “Non-Guarantor Subsidiaries”).

Plains Offshore.    In October 2011, we entered into a securities purchase agreement with EIG Global Energy Partners for a 20% equity interest in Plains Offshore. As a result, the associated properties were transferred from PXP, which is reported as Issuer, to Plains Offshore, which is reported as a Non-Guarantor Subsidiary. We have retrospectively adjusted the Issuer, Non-Guarantor Subsidiaries and Intercompany Eliminations columns of the consolidating statements of income for the three and nine months ended September 30, 2011 and cash flows for the nine months ended September 30, 2011 to reflect the transfer of these deepwater assets.

The following financial information presents consolidating financial statements, which include:

•	PXP (the “Issuer”);

•	the Guarantor Subsidiaries on a combined basis;

•	the Non-Guarantor Subsidiaries on a combined basis;

•	elimination entries necessary to consolidate the Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries; and

•	PXP on a consolidated basis.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

SEPTEMBER 30, 2012

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$4,307	$-	$212,711	$-	$217,018
Accounts receivable and other current assets	975,523	81,063	14,003	-	1,070,589

	979,830	81,063	226,714	-	1,287,607

Property and Equipment, at cost
Oil and natural gas properties - full cost method	5,518,291	8,899,882	1,384,663	-	15,802,836
Other property and equipment	54,391	42,160	53,480	-	150,031

	5,572,682	8,942,042	1,438,143	-	15,952,867
Less allowance for depreciation, depletion, amortization and impairment	(2,598,955)	(7,689,562)	(999,711)	3,815,088	(7,473,140)

	2,973,727	1,252,480	438,432	3,815,088	8,479,727

Investment in and Advances to Affiliates	4,329,124	(1,334,902)	(78,790)	(2,915,432)	-

Other Assets	651,092	552,063	4,306	-	1,207,461

	$8,933,773	$550,704	$590,662	$899,656	$10,974,795

LIABILITIES AND EQUITY
Current Liabilities	$678,653	$50,452	$49,439	$-	$778,544
Long-Term Debt	4,516,571	-	-	-	4,516,571
Other Long-Term Liabilities	228,269	34,655	838	-	263,762
Deferred Income Taxes	223,387	21,114	28,977	1,417,995	1,691,473
Equity
Stockholders’ equity	3,286,893	444,483	73,856	(518,339)	3,286,893
Noncontrolling interest Preferred stock of subsidiary	-	-	437,552	-	437,552

	3,286,893	444,483	511,408	(518,339)	3,724,445

	$8,933,773	$550,704	$590,662	$899,656	$10,974,795

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$512,146	$28,288	$-	$-	$540,434
Gas sales	9,227	53,403	-	-	62,630
Other operating revenues	480	1,560	-	-	2,040

	521,853	83,251	-	-	605,104

Costs and Expenses
Production costs	117,755	42,172	470	-	160,397
General and administrative	28,986	8,338	1,874	-	39,198
Depreciation, depletion, amortization and accretion	112,078	29,368	132	132,769	274,347
Impairment of oil and gas properties	-	108,093	-	(108,093)	-
Other operating income	(605)	-	-	-	(605)

	258,214	187,971	2,476	24,676	473,337

Income (Loss) from Operations	263,639	(104,720)	(2,476)	(24,676)	131,767
Other (Expense) Income
Equity in earnings of subsidiaries	(123,091)	-	-	123,091	-
Interest expense	(4,853)	(52,899)	(1,422)	-	(59,174)
Loss on mark-to-market derivative contracts	(100,160)	-	-	-	(100,160)
Loss on investment measured at fair value	(43,121)	-	-	-	(43,121)
Other (expense) income	(53)	65	(1)	-	11

Loss Before Income Taxes	(7,639)	(157,554)	(3,899)	98,415	(70,677)
Income tax (expense) benefit	(45,449)	59,251	1,361	11,540	26,703

Net Loss	(53,088)	(98,303)	(2,538)	109,955	(43,974)
Net income attributable to noncontrolling interest in the form of preferred stock of subsidiary	-	-	(9,114)	-	(9,114)

Net Loss Attributable to Common Stockholders	$(53,088)	$(98,303)	$(11,652)	$109,955	$(53,088)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$311,706	$67,373	$-	$-	$379,079
Gas sales	4,254	116,760	-	-	121,014
Other operating revenues	266	1,489	-	-	1,755

	316,226	185,622	-	-	501,848

Costs and Expenses
Production costs	82,556	50,431	-	-	132,987
General and administrative	16,744	11,138	276	-	28,158
Depreciation, depletion, amortization and accretion	51,646	72,050	122	48,383	172,201
Impairment of oil and gas properties	-	1,091	12,674	(13,765)	-
Other operating expense (income)	184	(234)	-	-	(50)

	151,130	134,476	13,072	34,618	333,296

Income (Loss) from Operations	165,096	51,146	(13,072)	(34,618)	168,552
Other (Expense) Income
Equity in earnings of subsidiaries	(25,114)	4	-	25,110	-
Interest expense	(320)	(42,312)	(863)	-	(43,495)
Gain on mark-to-market derivative contracts	125,551	-	-	-	125,551
Loss on investment measured at fair value	(395,490)	-	-	-	(395,490)
Other income	358	1,003	38	-	1,399

(Loss) Income Before Income Taxes	(129,919)	9,841	(13,897)	(9,508)	(143,483)
Income tax benefit	41,623	919	4,885	7,760	55,187

Net (Loss) Income	$(88,296)	$10,760	$(9,012)	$(1,748)	$(88,296)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$1,440,103	$87,327	$-	$-	$1,527,430
Gas sales	21,581	140,532	-	-	162,113
Other operating revenues	1,170	5,390	-	-	6,560

	1,462,854	233,249	-	-	1,696,103

Costs and Expenses
Production costs	326,538	113,627	903	-	441,068
General and administrative	78,088	25,401	5,792	-	109,281
Depreciation, depletion, amortization and accretion	294,027	109,119	400	306,731	710,277
Impairment of oil and gas properties	-	1,189,867	-	(1,189,867)	-
Other operating expense (income)	396	(3,538)	-	-	(3,142)

	699,049	1,434,476	7,095	(883,136)	1,257,484

Income (Loss) from Operations	763,805	(1,201,227)	(7,095)	883,136	438,619
Other (Expense) Income
Equity in earnings of subsidiaries	(324,191)	-	-	324,191	-
Interest expense	(4,886)	(148,517)	(4,001)	-	(157,404)
Debt extinguishment costs	(5,167)	-	-	-	(5,167)
Gain on mark-to-market derivative contracts	12,573	-	-	-	12,573
Loss on investment measured at fair value	(92,301)	-	-	-	(92,301)
Other income	54	361	25	-	440

Income (Loss) Before Income Taxes	349,887	(1,349,383)	(11,071)	1,207,327	196,760
Income tax (expense) benefit	(262,095)	506,884	3,915	(330,466)	(81,762)

Net Income (Loss)	87,792	(842,499)	(7,156)	876,861	114,998
Net income attributable to noncontrolling interest in the form of preferred stock of subsidiary	-	-	(27,206)	-	(27,206)

Net Income (Loss) Attributable to Common Stockholders	$87,792	$(842,499)	$(34,362)	$876,861	$87,792

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$916,601	$192,705	$922	$-	$1,110,228
Gas sales	10,244	321,242	-	-	331,486
Other operating revenues	771	4,462	-	-	5,233

	927,616	518,409	922	-	1,446,947

Costs and Expenses
Production costs	251,292	146,841	-	-	398,133
General and administrative	58,121	35,928	915	-	94,964
Depreciation, depletion, amortization and accretion	141,277	197,279	268	127,248	466,072
Impairment of oil and gas properties	-	314,258	488,664	(802,922)	-
Other operating expense (income)	184	(841)	-	-	(657)

	450,874	693,465	489,847	(675,674)	958,512

Income (Loss) from Operations	476,742	(175,056)	(488,925)	675,674	488,435
Other (Expense) Income
Equity in earnings of subsidiaries	(65,404)	-	-	65,404	-
Interest expense	(1,277)	(109,541)	(2,323)	-	(113,141)
Gain on mark-to-market derivative contracts	93,467	-	-	-	93,467
Loss on investment measured at fair value	(284,929)	-	-	-	(284,929)
Other income (expense)	1,053	1,959	(63)	-	2,949

Income (Loss) Before Income Taxes	219,652	(282,638)	(491,311)	741,078	186,781
Income tax (expense) benefit	(112,077)	109,353	172,025	(248,507)	(79,206)

Net Income (Loss)	$107,575	$(173,285)	$(319,286)	$492,571	$107,575

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$87,792	$(842,499)	$(7,156)	$876,861	$114,998
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization, accretion and impairment	294,027	1,298,986	400	(883,136)	710,277
Equity in earnings of subsidiaries	324,191	-	-	(324,191)	-
Deferred income tax expense (benefit)	184,108	(416,259)	(2,780)	319,228	84,297
Debt extinguishment costs	939	-	-	-	939
Gain on mark-to-market derivative contracts	(12,573)	-	-	-	(12,573)
Loss on investment measured at fair value	92,301	-	-	-	92,301
Non-cash compensation	31,292	6,606	-	-	37,898
Other non-cash items	9,895	536	-	-	10,431
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(60,150)	52,477	(6,209)	-	(13,882)
Accounts payable and other liabilities	41,965	(18,518)	(6,434)	-	17,013
Income taxes receivable/payable	4,878	-	-	-	4,878

Net cash provided by (used in) operating activities	998,665	81,329	(22,179)	(11,238)	1,046,577

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(1,053,219)	(184,618)	(150,519)	-	(1,388,356)
Acquisition of oil and gas properties	(13,597)	-	(12,780)	-	(26,377)
Deposit related to the Gulf of Mexico Acquisition	(555,000)	-	-	-	(555,000)
Proceeds from sales of oil and gas properties, net of costs and expenses	60,470	-	-	-	60,470
Derivative settlements	37,385	-	-	-	37,385
Additions to other property and equipment	(6,095)	(1)	(3,175)	-	(9,271)

Net cash used in investing activities	(1,530,056)	(184,619)	(166,474)	-	(1,881,149)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facilities	6,756,425	-	-	-	6,756,425
Repayments of revolving credit facilities	(6,596,425)	-	-	-	(6,596,425)
Principal payments of long-term debt	(156,182)	-	-	-	(156,182)
Proceeds from issuance of Senior Notes	750,000	-	-	-	750,000
Costs incurred in connection with financing arrangements	(12,586)	-	-	-	(12,586)
Purchase of treasury stock	(88,490)	-	-	-	(88,490)
Distributions to holders of noncontrolling interest in the form of preferred stock of subsidiary	-	-	(20,250)	-	(20,250)
Investment in and advances to affiliates	(120,233)	103,284	5,711	11,238	-

Net cash provided by (used in) financing activities	532,509	103,284	(14,539)	11,238	632,492

Net increase (decrease) in cash and cash equivalents	1,118	(6)	(203,192)	-	(202,080)
Cash and cash equivalents, beginning of period	3,189	6	415,903	-	419,098

Cash and cash equivalents, end of period	$4,307	$-	$212,711	$-	$217,018

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$107,575	$(173,285)	$(319,286)	$492,571	$107,575
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization, accretion and impairment	141,277	511,537	488,932	(675,674)	466,072
Equity in earnings of subsidiaries	65,404	-	-	(65,404)	-
Deferred income tax (benefit) expense	(124,396)	(29,488)	(136,648)	395,697	105,165
Gain on mark-to-market derivative contracts	(93,467)	-	-	-	(93,467)
Loss on investment measured at fair value	284,929	-	-	-	284,929
Non-cash compensation	19,838	7,419	-	-	27,257
Other non-cash items	499	(6,898)	67	-	(6,332)
Change in assets and liabilities from operating activities
Accounts receivable and other assets	15,180	(37,748)	1,213	-	(21,355)
Accounts payable and other liabilities	23,287	8,543	145	-	31,975
Income taxes receivable/payable	20,831	-	-	-	20,831

Net cash provided by operating activities	460,957	280,080	34,423	147,190	922,650

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(544,142)	(638,869)	(78,185)	-	(1,261,196)
Acquisition of oil and gas properties	(10,475)	(26,275)	-	-	(36,750)
Proceeds from sales of oil and gas properties, net of costs and expenses	11,987	-	-	-	11,987
Derivative settlements	(47,448)	-	-	-	(47,448)
Other	(5,583)	509	(2,828)	-	(7,902)

Net cash used in investing activities	(595,661)	(664,635)	(81,013)	-	(1,341,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facilities	4,026,900	-	-	-	4,026,900
Repayments of revolving credit facilities	(4,191,900)	-	-	-	(4,191,900)
Proceeds from issuance of Senior Notes	600,000	-	-	-	600,000
Costs incurred in connection with financing arrangements	(11,320)	-	-	-	(11,320)
Investment in and advances to affiliates	(284,041)	384,553	46,678	(147,190)	-
Other	9	-	-	-	9

Net cash provided by financing activities	139,648	384,553	46,678	(147,190)	423,689

Net increase (decrease) in cash and cash equivalents	4,944	(2)	88	-	5,030
Cash and cash equivalents, beginning of period	6,020	8	406	-	6,434

Cash and cash equivalents, end of period	$10,964	$6	$494	$-	$11,464

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our assets include 51.0 million shares of McMoRan common stock, approximately 31.5% of its common shares outstanding. We measure our equity investment at fair value. Unrealized gains and losses on the investment are reported in our income statement and could result in volatility in our earnings. See Item 3 – Quantitative and Qualitative Disclosures About Market Risk – Equity Price Risk.

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

Recent Developments

Proposed Gulf of Mexico Acquisition

On September 10, 2012, we announced that we had entered into the BP PSA to acquire from BP their interests in certain deepwater Gulf of Mexico oil and gas properties for $5.55 billion in cash, subject to customary purchase price adjustments. These properties include certain oil and gas interests in and near the Holstein, Diana, Hoover, Horn Mountain, Marlin, Dorado, King and Ram Powell fields. Certain of these properties are subject to preferential rights. The BP PSA contains customary representations and warranties, covenants, indemnification provisions and conditions to close. Under the terms of the BP PSA, we made a performance deposit of $555 million to BP, which BP will be permitted to retain as liquidated damages if it terminates the BP PSA under certain circumstances.

On September 10, 2012, we also announced that we had entered into the Shell PSA, to acquire from Shell its 50% working interest in the Holstein field for $560 million in cash, subject to customary purchase price adjustments. The Shell PSA contains customary representations and warranties, covenants, indemnification provisions and conditions to close.

We have received commitments from several financial institutions to provide financing in connection with these transactions. See Commitment Letter.

The Gulf of Mexico Acquisition is expected to close on November 30, 2012, and will be effective as of October 1, 2012. We will account for these transactions as acquisitions of businesses under purchase accounting rules.

Commitment Letter

In September 2012, we entered into the Commitment Letter to underwrite a new credit facility that will amend and restate our existing senior revolving credit facility and provide for term loan credit facilities, increase our borrowing base and provide financing and additional liquidity in connection with the Gulf of Mexico Acquisition. The Commitment Letter is subject to certain conditions, including the absence of a material adverse effect under the BP PSA, the execution of satisfactory definitive documentation and other customary closing conditions. Upon satisfaction of these conditions, the aggregate commitments of the lenders under the Amended Credit Facility will be $5.0 billion with an initial borrowing base of $5.3 billion, which includes $300 million related to the Plains Offshore Senior Credit Facility. The Amended Credit Facility will be comprised of a $3.0 billion senior secured five-year revolving credit facility, a $750.0 million senior secured five-year term loan, and a $1.25 billion senior secured seven-year term loan. Under the terms of the Commitment Letter, the lenders may also provide senior unsecured loans in an aggregate principal amount of up to $2.0 billion pursuant to the Bridge Credit Facility. Subsequently in September 2012, we successfully syndicated the Amended Credit Facility and Bridge Credit Facility to a group of banks and institutional lenders.

In connection with the closing of the Gulf of Mexico Acquisition, we expect to enter into our Amended Credit Facility on November 30, 2012. We will use the proceeds provided by the facilities to refinance certain existing indebtedness, to pay the cash consideration for the Gulf of Mexico Acquisition, to pay fees and expenses incurred in connection with the Gulf of Mexico Acquisition and related financing transactions and for general corporate purposes.

6  1/2% Senior Notes and 6 7/8% Senior Notes

In October 2012, we issued (i) $1.5 billion of 6 1/2% Senior Notes and (ii) $1.5 billion of 6 7/8% Senior Notes, both at par. We received approximately $2.95 billion of net proceeds, after deducting the underwriting discount and offering expenses. We will use the net proceeds to pay a portion of the cash consideration for the Gulf of Mexico Acquisition. Pending the closing of the Gulf of Mexico Acquisition, we intend to use a portion of the net proceeds to repay borrowings outstanding under our senior revolving credit facility. We may redeem all or part of the 6 1/2% Senior Notes and 6 7/8% Senior Notes on or after November 15, 2015 and February 15, 2018, respectively, at specified redemption prices and prior to such date at a “make-whole” redemption price.

In connection with the issuance of the 6 1/2% Senior Notes and the 6 7/8% Senior Notes, the borrowing base under our Amended Credit Facility will be reduced to $5.175 billion, which will reduce the maximum amount available to borrow under the senior secured five-year revolving credit facility to $2.875 billion from $3.0 billion. Our borrowing base for the Plains Offshore senior credit facility will remain at $300 million. In addition, as a result of the issuance of the 6 1/2% Senior Notes and the 6 7/8% Senior Notes, we will not enter into the Bridge Credit Facility.

We also obtained a consent from the majority of the lenders under our senior revolving credit facility in connection with the issuance of the 6 1/2% Senior Notes and the 6 7/8% Senior Notes, which allows the redemption feature in connection with a Mandatory Redemption Event and allows us to include such pro forma adjustments as if the transactions contemplated under the BP PSA had been consummated when calculating the ratio of debt to EBITDAX. In addition, the lenders also agreed that there would be no reduction to the borrowing base of our existing senior revolving credit facility in connection with the Senior Notes offering.

Derivatives

During the third quarter of 2012, we entered into the following Brent crude oil derivative contracts:

•	Brent crude oil swap contracts on 40,000 BOPD for 2013 with an average price of $109.23 per barrel.

•

Brent crude oil put option spread contracts on 5,000 BOPD for 2014 with a floor price of $100 per barrel, a limit of $80 per barrel and weighted average deferred premium and interest of $7.110 per barrel.

•

Brent crude oil put option spread contracts on 30,000 BOPD for 2014 with a floor price of $95 per barrel, a limit of $75 per barrel and weighted average deferred premium and interest of $6.091 per barrel.

•

Brent crude oil put option spread contracts on 25,000 BOPD for 2014 with a floor price of $90 per barrel, a limit of $70 per barrel and weighted average deferred premium and interest of $5.260 per barrel.

•

Brent crude oil put option spread contracts on 25,000 BOPD for 2015 with a floor price of $90 per barrel, a limit of $70 per barrel and weighted average deferred premium and interest of $6.720 per barrel.

In October 2012, we entered into Brent crude oil put option spread contracts on 40,000 BOPD for 2015 with a floor price of $90 per barrel, a limit of $70 per barrel and weighted average deferred premium and interest of $7.019 per barrel.

General

We follow the full cost method of accounting whereby all costs associated with property acquisition, exploration and development activities are capitalized. Our revenues are derived from the sale of oil, gas and natural gas liquids. We recognize revenues when our production is sold and title is transferred. Our revenues are highly dependent upon the prices of, and demand for, oil and gas. The markets for oil and gas have historically been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas and our levels of production are subject to wide fluctuations and depend on numerous factors beyond our control, including supply and demand, economic conditions, foreign imports, the actions of OPEC, political conditions in other oil-producing countries, and governmental regulation, legislation and policies. Under the SEC’s full cost accounting rules, we review the carrying value of our proved oil and gas properties each quarter. These rules generally require that we price our future oil and gas production at the twelve-month average first-day-of-the-month reference prices as adjusted for location and quality differentials to determine a ceiling value of our properties. These prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including derivative contracts that qualify and are designated for hedge accounting treatment. The derivative instruments we have in place are not classified as hedges for accounting purposes. The rules require an impairment if our capitalized costs exceed the allowed “ceiling”. At September 30, 2012, the ceiling with respect to our domestic oil and gas properties exceeded the net capitalized costs of those properties by approximately 23%.

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

Results Overview

For the nine months ended September 30, 2012, we reported net income attributable to common stockholders of $87.8 million, or $0.67 per diluted share, compared to net income of $107.6 million, or $0.75 per diluted share, for the nine months ended September 30, 2011. The decrease primarily reflects increased DD&A, lower gas revenues and a smaller gain on our mark-to-market derivative contracts offset by higher oil revenues and a smaller loss on our investment in McMoRan measured at fair value. Significant transactions that affect comparisons between the periods include the divestment of our Panhandle and South Texas properties in the fourth quarter of 2011.

Results of Operations

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a BOE basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales Volumes
Oil and liquids sales (MBbls)	5,846	4,682	15,805	13,064
Gas (MMcf)
Production	23,494	30,108	66,186	81,743
Used as fuel	309	549	1,083	1,604
Sales	23,185	29,559	65,103	80,139
MBOE
Production	9,762	9,700	26,836	26,688
Sales	9,711	9,608	26,656	26,420
Daily Average Volumes
Oil and liquids sales (Bbls)	63,548	50,891	57,683	47,853
Gas (Mcf)
Production	255,363	327,248	241,553	299,423
Used as fuel	3,353	5,962	3,952	5,875
Sales	252,010	321,286	237,601	293,548
BOE
Production	106,109	105,432	97,942	97,756
Sales	105,550	104,438	97,283	96,777
Unit Economics (in dollars)
Average Index Prices
ICE Brent Price per Bbl	$109.37	$112.01	$112.16	$111.47
NYMEX Price per Bbl	92.20	89.54	96.16	95.47
NYMEX Price per Mcf	2.82	4.20	2.59	4.20
Average Realized Sales Price
Before Derivative Transactions
Oil (per Bbl)	$92.44	$80.96	$96.64	$84.98
Gas (per Mcf)	2.70	4.10	2.49	4.14
Per BOE	62.10	52.05	63.38	54.57
Costs and Expenses per BOE
Production costs
Lease operating expenses	$10.10	$8.32	$10.08	$8.87
Steam gas costs	1.25	1.77	1.24	1.88
Electricity	1.02	1.05	1.20	1.14
Production and ad valorem taxes	2.17	1.11	1.98	1.48
Gathering and transportation	1.98	1.59	2.05	1.70
DD&A (oil and gas properties)	27.21	16.86	25.54	16.49

The following table reflects cash (payments) receipts made with respect to derivative contracts during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Oil derivatives	$4,934	$(17,823)	$(8,114)	$(48,482)
Natural gas derivatives	14,590	414	45,499	1,034

	$19,524	$(17,409)	$37,385	$(47,448)

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

Oil and gas revenues.     Oil and gas revenues increased $103.0 million, to $603.1 million for 2012 from $500.1 million for 2011, primarily due to higher oil sales volumes and average realized oil prices partially offset by lower average realized gas prices and gas sales volumes.

Oil revenues increased $161.3 million, to $540.4 million for 2012 from $379.1 million for 2011, reflecting greater sales volumes ($107.6 million) and average realized prices ($53.7 million). Oil sales volumes increased 12.6 MBbls per day to 63.5 MBbls per day in 2012 from 50.9 MBbls per day in 2011, primarily reflecting increased production from our Eagle Ford Shale properties, partially offset by a production decrease due to the divestment of our Panhandle properties in December 2011. Excluding the impact of our divestments, sales increased 19.4 MBbls per day in 2012. Our average realized price for oil increased $11.48 per Bbl to $92.44 per Bbl for 2012 from $80.96 per Bbl for 2011. The increase was primarily attributable to our new marketing contract effective January 1, 2012 for our California crude oil production that replaces the percent of NYMEX index pricing with a market based pricing approach. The average ICE Brent index price for 2012 was $109.37 per Bbl compared to the average NYMEX index price of $89.54 per Bbl for 2011.

Gas revenues decreased $58.4 million, to $62.6 million in 2012 from $121.0 million in 2011, primarily reflecting lower average realized prices ($41.2 million) and sales volumes ($17.2 million). Our average realized price for gas was $2.70 per Mcf in 2012 compared to $4.10 per Mcf in 2011. Gas sales volumes decreased 69.3 MMcf per day to 252.0 MMcf per day in 2012 from 321.3 MMcf per day in 2011, primarily reflecting our Panhandle and South Texas properties divested in December 2011, partially offset by increased production from our Eagle Ford Shale properties. Excluding the impact of our divestments, sales increased 9.5 MMcf per day in 2012.

Lease operating expenses.     Lease operating expenses increased $18.1 million, to $98.1 million in 2012 from $80.0 million in 2011, reflecting increased production primarily at our Eagle Ford Shale properties, greater stock-based compensation expense resulting from an increase in the price of our common stock, increased diesel fuel cost at our Point Arguello platforms and increased well workover expense primarily at our Inglewood property, partially offset by our Panhandle and South Texas properties divested in December 2011.

Steam gas costs.     Steam gas costs decreased $4.9 million, to $12.1 million in 2012 from $17.0 million in 2011, primarily reflecting lower cost of gas used in steam generation. In 2012, we burned approximately 4.2 Bcf of natural gas at a cost of approximately $2.88 per MMBtu compared to 4.1 Bcf at a cost of approximately $4.18 per MMBtu in 2011.

Production and ad valorem taxes.     Production and ad valorem taxes increased $10.5 million, to $21.1 million in 2012 from $10.6 million in 2011, primarily reflecting increased production taxes due to increased production from our Eagle Ford Shale properties, partially offset by our Panhandle and South Texas properties divested in December 2011.

Gathering and transportation expense.     Gathering and transportation expenses increased $4.0 million, to $19.2 million in 2012 from $15.2 million in 2011, primarily reflecting an increase in production from our Eagle Ford Shale properties and increased rates at our Haynesville Shale properties, partially offset by our Panhandle properties divested in December 2011.

General and administrative expense.     G&A expense increased $11.0 million, to $39.2 million in 2012 from $28.2 million in 2011, primarily due to costs associated with the Gulf of Mexico Acquisition and greater stock-based compensation expense resulting from an increase in the price of our common stock.

Depreciation, depletion and amortization.     DD&A expense increased $102.7 million, to $270.6 million in 2012 from $167.9 million in 2011. The increase is attributable to our oil and gas depletion, primarily due to an increased per unit rate ($100.3 million). Our oil and gas unit of production rate increased to $27.21 per BOE in 2012 compared to $16.86 per BOE in 2011.

The increased DD&A rate is primarily due to the prolonged decrease in natural gas prices as some of our proved undeveloped reserves are no longer expected to be developed in the next five years. Additionally, the increase is due to impairment and transfer of certain unproved properties to cost subject to amortization.

Interest expense.     Interest expense increased $15.7 million, to $59.2 million in 2012 from $43.5 million in 2011, primarily due to a decrease in interest capitalized and greater average debt outstanding partially offset by lower average interest rates. Interest expense is net of interest capitalized on oil and natural gas properties not subject to amortization but in the process of development. We capitalized $10.7 million and $27.9 million of interest in 2012 and 2011, respectively. The decreased capitalized interest is primarily attributable to a lower unevaluated oil and gas property balance in 2012.

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

We recognized a $100.2 million loss related to mark-to-market derivative contracts in the third quarter of 2012, which was primarily associated with a decrease in the fair value of our crude oil and natural gas derivative contracts due to increased forward prices. In the third quarter of 2011, we recognized a $125.6 million gain related to mark-to-market derivative contracts.

Loss on investment measured at fair value.     At September 30, 2012, we owned 51.0 million shares of McMoRan common stock. We are deemed to exercise significant influence over the operating and investing policies of McMoRan but do not have control. We have elected to measure our equity investment in McMoRan at fair value, and the change in fair value of our investment is recognized as loss on investment measured at fair value in our income statement.

We recognized a $43.1 million loss in the third quarter of 2012 related to our McMoRan investment, which was primarily associated with a decrease in McMoRan’s stock price. In the third quarter of 2011, we recognized a $395.5 million loss related to our McMoRan investment.

Income taxes.     For the three months ended September 30, 2012 and 2011, our income tax benefit was approximately 38% of pre-tax loss. The variance between these effective tax rates and the 35% federal statutory rate results from the tax effects of estimated annual permanent differences, including (i) expenses that are not deductible because of IRS limitations and (ii) state income taxes. In addition, specific items affecting our income tax benefit for the three months ended September 30, 2011 included a reduction to our balance of unrecognized tax benefits as a result of the expiration of the statute of limitations for a portion of our uncertain tax positions.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

Oil and gas revenues.    Oil and gas revenues increased $0.3 billion, to $1.7 billion for 2012 from $1.4 billion for 2011, primarily due to higher oil sales volumes and average realized oil prices partially offset by lower average realized gas prices and gas sales volumes.

Oil revenues increased $0.4 billion, to $1.5 billion for 2012 from $1.1 billion for 2011, reflecting greater sales volumes ($264.9 million) and average realized prices ($152.3 million). Oil sales volumes increased 9.8 MBbls per day to 57.7 MBbls per day in 2012 from 47.9 MBbls per day in 2011, primarily reflecting increased production from our Eagle Ford Shale properties, partially offset by a production decrease due to the divestment of our Panhandle properties in December 2011. Excluding the impact of our divestments, sales increased 15.4 MBbls per day in 2012. Our average realized price for oil increased $11.66 per Bbl to $96.64 per Bbl for 2012 from $84.98 per Bbl for 2011. The increase was primarily attributable to our new marketing contract effective January 1, 2012 for our California crude oil production that replaces the percent of NYMEX index pricing with a market based pricing approach. The average ICE Brent index price for 2012 was $112.16 per Bbl compared to the average NYMEX index price of $95.47 per Bbl for 2011.

Gas revenues decreased $169.4 million, to $162.1 million in 2012 from $331.5 million in 2011, primarily reflecting lower average realized prices ($131.9 million) and sales volumes ($37.5 million). Our average realized price for gas was $2.49 per Mcf in 2012 compared to $4.14 per Mcf in 2011. Gas sales volumes decreased 55.9 MMcf per day to 237.6 MMcf per day in 2012 from 293.5 MMcf per day in 2011, primarily reflecting our Panhandle and South Texas properties divested in December 2011, partially offset by increased production from our Eagle Ford Shale properties. Excluding the impact of our divestments, sales increased 18.5 MMcf per day in 2012.

Lease operating expenses.    Lease operating expenses increased $34.4 million, to $268.8 million in 2012 from $234.4 million in 2011, reflecting increased production primarily at our Eagle Ford Shale properties, increased well workover and repairs and maintenance expense primarily at our California properties and greater stock-based compensation expense resulting from an increase in the price of our common stock, partially offset by our Panhandle and South Texas properties divested in December 2011.

Steam gas costs.    Steam gas costs decreased $16.7 million, to $32.9 million in 2012 from $49.6 million in 2011, primarily reflecting lower cost of gas used in steam generation. In 2012 and 2011, we burned approximately 12.2 Bcf of natural gas at a cost of approximately $2.69 per MMBtu in 2012 compared to approximately $4.07 per MMBtu in 2011.

Production and ad valorem taxes.    Production and ad valorem taxes increased $13.7 million, to $52.8 million in 2012 from $39.1 million in 2011, primarily reflecting increased production taxes due to increased production from our Eagle Ford Shale properties, partially offset by our Panhandle and South Texas properties divested in December 2011.

Gathering and transportation expenses.    Gathering and transportation expenses increased $9.7 million, to $54.5 million in 2012 from $44.8 million in 2011, primarily reflecting an increase in production from our Eagle Ford Shale properties and increased rates at our Haynesville Shale properties, partially offset by our Panhandle properties divested in December 2011.

General and administrative expense.    G&A expense increased $14.3 million, to $109.3 million in 2012 from $95.0 million in 2011, primarily due to costs associated with the Gulf of Mexico Acquisition, increased headcount and related personnel costs supporting increased operations in the Eagle Ford Shale and greater stock-based compensation expense resulting from an increase in the price of our common stock.

Depreciation, depletion and amortization.    DD&A expense increased $245.8 million, to $699.0 million in 2012 from $453.2 million in 2011. The increase is attributable to our oil and gas depletion, primarily due to an increased per unit rate ($241.3 million). Our oil and gas unit of production rate was $25.54 per BOE in 2012 compared to $16.49 per BOE in 2011.

The increased DD&A rate is primarily due to the prolonged decrease in natural gas prices as some of our proved undeveloped reserves are no longer expected to be developed in the next five years. Additionally, the increase is due to impairment and transfer of certain unproved properties to cost subject to amortization.

Interest expense.    Interest expense increased $44.3 million, to $157.4 million in 2012 from $113.1 million in 2011, primarily due to a decrease in interest capitalized and greater average debt outstanding partially offset by lower average interest rates. Interest expense is net of interest capitalized on oil and natural gas properties not subject to amortization but in the process of development. We capitalized $43.0 million and $92.5 million of interest in 2012 and 2011, respectively. The decreased capitalized interest is primarily attributable to a lower unevaluated oil and gas property balance in 2012.

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

We recognized a $12.6 million gain related to mark-to-market derivative contracts in the nine months ended September 30, 2012, which was primarily associated with an increase in the fair value of our new crude oil derivative contracts entered into during 2012 due to decreased forward prices and settlements received on our natural gas derivative contracts. In the nine months ended September 30, 2011, we recognized a $93.5 million gain related to mark-to-market derivative contracts.

Loss on investment measured at fair value.    At September 30, 2012, we owned 51.0 million shares of McMoRan common stock. We are deemed to exercise significant influence over the operating and investing policies of McMoRan but do not have control. We have elected to measure our equity investment in McMoRan at fair value, and the change in fair value of our investment is recognized as a gain or loss on investment measured at fair value in our income statement.

We recognized a $92.3 million loss in the nine months ended September 30, 2012 related to our McMoRan investment, which was primarily associated with a decrease in McMoRan’s stock price. In the nine months ended September 30, 2011, we recognized a $284.9 million loss related to our McMoRan investment.

Income taxes.    For the nine months ended September 30, 2012 and 2011, our income tax expense was approximately 42% of pre-tax income. The variance between these effective tax rates and the 35% federal statutory rate results from the tax effects of estimated annual permanent differences, including (i) expenses that are not deductible because of IRS limitations and (ii) state income taxes. In addition, specific items affecting our income tax expense for the nine months ended September 30, 2011 included a reduction to our balance of unrecognized tax benefits as a result of the expiration of the statute of limitations for a portion of our uncertain tax positions.

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

Our primary sources of liquidity are cash generated from our operations, our senior revolving credit facility and periodic public offerings of debt and equity. At September 30, 2012, and after making the $555 million performance deposit for the Gulf of Mexico Acquisition, we had approximately $503.8 million available for future secured borrowings under our senior revolving credit facility, which had commitments and a borrowing base of $1.4 billion and approximately $2.3 billion, respectively. At September 30, 2012, Plains Offshore had $300 million available for future secured borrowings under its senior credit facility.

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

Proposed Gulf of Mexico Acquisition.    On September 10, 2012, we announced our Gulf of Mexico Acquisition of certain deepwater Gulf of Mexico oil and gas properties from BP and Shell for total cash consideration of $6.11 billion. See Recent Developments. In September 2012, to finance the Gulf of Mexico Acquisition, we successfully syndicated $7.0 billion of committed financing to a group of banks and institutional lenders. The $7.0 billion of committed financing will be comprised of a $3.0 billion senior secured five-year revolving credit facility, a $750.0 million senior secured five-year term loan, a $1.25 billion senior secured seven-year term loan and a $2.0 billion senior unsecured bridge credit facility. The initial borrowing base of the Amended Credit Facility will be set at $5.3 billion. The Amended Credit Facility will be effective upon the expected closing of the Gulf of Mexico Acquisition on November 30, 2012. The Amended Credit Facility will amend and restate our existing senior revolving credit facility. See Financing Activities.

During the three months ended September 30, 2012, transaction costs related to the Gulf of Mexico Acquisition of approximately $6.7 million have been expensed. Upon closing, we expect to recognize additional estimated acquisition costs of $60 million which consist of:

•	a $30 million commitment fee associated with the Bridge Credit Facility, which will be recorded as interest expense because we will not borrow under the Bridge Credit Facility;

•

a $20 million amendment fee that we will pay in connection with an amendment to our existing stockholders agreements with the preferred investors of Plains Offshore to limit certain exclusivity provisions; and

•	certain investment, advisory, legal and other acquisition related fees.

In October 2012, we issued (i) $1.5 billion of 6 1/2% Senior Notes and (ii) $1.5 billion of 6 7/8% Senior Notes, both at par. See Financing Activities. The 6 1/2% Senior Notes and 6 7/8% Senior Notes effectively replace the $2.0 billion Bridge Credit Facility.

The proceeds from the 6 1/2% Senior Notes and 6 7/8% Senior Notes offering along with the Amended Credit Facility will be used to refinance certain existing indebtedness, pay the cash consideration for the Gulf of Mexico Acquisition, pay fees and expenses incurred in connection with the Gulf of Mexico Acquisition and related financing transactions and for general corporate purposes.

As a result of our increased borrowings in connection with the Gulf of Mexico Acquisition, our interest expense will increase beginning in the fourth quarter of 2012.

Upon completion of our Gulf of Mexico Acquisition, we anticipate reducing our debt and strengthening our balance sheet. We anticipate entering into derivative instruments for up to 90% of our crude oil production through 2015 to lock in cash flows and to provide downside commodity price protection through the use of swap contracts, three-way collars and put and call option spread contracts. As of October 19, 2012, we had entered into Brent crude oil swap contracts for 2013 and Brent crude oil put option spread contracts for 2014 and 2015, achieving our goal for 2013 and 2014 and making significant progress for 2015. See Item 3 – Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk for a listing of our commodity derivative contracts. We anticipate divesting non-operated gas assets in 2013 and using the net proceeds to reduce debt. In addition, production from the deepwater Gulf of Mexico properties to be acquired, continued growth from our onshore oil assets and volumes from the Lucius oilfield in the deepwater Gulf of Mexico forecasted to come online in 2014 are expected to generate cash flow in excess of our capital expenditures and such excess cash flow may be applied to further reduce debt over the next several years.

We have made and will continue to make substantial capital expenditures for the acquisition, development and exploration of oil and gas. Our 2012 capital spending is expected to be approximately $2.0 billion of which approximately $180 million is funded by Plains Offshore. The increase in our capital spending is attributed to oil and gas capital and seismic data acquisition capital for development and drilling activities associated with the Gulf of Mexico Acquisition and to accelerated development activity in the Eagle Ford Shale. Higher spending in the Eagle Ford Shale is leading to an approximate 78% increase in wells drilled and a 25% increase in average daily sales volumes over the 2012 base budget. Our 2013 capital budget is expected to be approximately $2.0 billion, including capitalized interest and general and administrative expenses. We intend to fund our capital budgets from internally generated funds and borrowings under our senior revolving credit facility, with the portion of our budgets related to Plains Offshore being funded with cash on hand. In addition, we could curtail the portion of our capital expenditures that is discretionary if our cash flows decline from expected levels.

We believe that we have sufficient liquidity through our forecasted cash flow from operations, our Amended Credit Facility, cash on hand and the Plains Offshore senior credit facility to meet our short-term and long-term normal recurring operating needs, derivative obligations, debt service obligations, contingencies, anticipated capital expenditures and preferred stock dividends of Plains Offshore. We have no near-term debt maturities. The earliest maturity of our senior notes will occur on March 1, 2016. Upon the closing of the Gulf of Mexico Acquisition, our senior revolving credit facility will mature on November 30, 2017.

Working Capital

At September 30, 2012, we had working capital of approximately $509.1 million, primarily due to the current asset classification of our investment in the McMoRan common shares and cash on hand from the Plains Offshore preferred stock transaction in November 2011. Our working capital fluctuates for various reasons, including the fair value of our investment, commodity derivative instruments, deferred taxes and stock-based compensation.

Financing Activities

Senior Revolving Credit Facility.    In February 2012, our borrowing base was increased from $1.8 billion to approximately $2.3 billion until the next scheduled redetermination date on or before May 1, 2013. The commitments remained unchanged at $1.4 billion. The borrowing base will be redetermined on an annual basis, with us and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on our oil and gas properties, reserves, other indebtedness and other factors. We are required, among other things, to make a mandatory prepayment if the combined total borrowings under both our senior revolving credit facility and the Plains Offshore senior credit facility exceed the borrowing base. Additionally, our senior revolving credit facility contains a $250 million limit on letters of credit and a $50 million commitment for swingline loans. At September 30, 2012, we had $895.0 million in outstanding borrowings and $1.2 million in letters of credit outstanding under our senior revolving credit facility. The daily average outstanding balance for the three and nine months ended September 30, 2012 was $492.0 million and $573.0 million, respectively.

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

The commitments of each lender to make loans to us are several and not joint under our senior revolving credit facility. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the credit facility. At September 30, 2012, the commitments are from a diverse syndicate of 21 lenders and no single lender’s commitment represents more than 9% of the total commitments.

Plains Offshore Senior Credit Facility.    The aggregate commitments of the lenders under the Plains Offshore senior credit facility are $300 million. The Plains Offshore senior credit facility contains a $50 million limit on letters of credit and matures on November 18, 2016. At September 30, 2012, Plains Offshore had no borrowings or letters of credit outstanding under its senior credit facility.

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

We borrow under our short-term facility to fund our working capital needs. The funding requirements are typically generated due to the timing differences between payments and receipts associated with our oil and gas production. We generally pay off the short-term facility with receipts from the sales of our oil and gas production or borrowings under our senior revolving credit facility. No amounts were outstanding under the short-term facility at September 30, 2012. The daily average outstanding balance for the three and nine months ended September 30, 2012 was $51.5 million and $47.8 million, respectively.

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

6  1/2% Senior Notes and 6 7/8% Senior Notes.    In October 2012, we issued (i) $1.5 billion of 6 1/2% Senior Notes, and (ii) $1.5 billion of 6 7/8% Senior Notes, both at par. We received approximately $2.95 billion of net proceeds, after deducting the underwriting discount and offering expenses. We will use the net proceeds to pay a portion of the cash consideration for the Gulf of Mexico Acquisition. Pending the closing of the Gulf of Mexico Acquisition, we intend to use a portion of the net proceeds to repay borrowings outstanding under our senior revolving credit facility. Both the 6 1/2% Senior Notes and 6 7/8% Senior Notes contain a mandatory redemption feature that requires us to redeem at par plus accrued but unpaid interest the aggregate principal amount of the 6 1/2% Senior Notes and 6 7/8% Senior Notes in cash if either (i) the BP PSA is terminated or (ii) the transaction contemplated by the BP PSA has not been consummated by March 15, 2013, which we refer to as a Mandatory Redemption Event. The terms of both the 6 1/2% Senior Notes and 6 7/8% Senior Notes also provide that if, at any time, we determine that a Mandatory Redemption Event is reasonably likely to occur, then we may, at our option, redeem all and not less than all of the 6 1/2% Senior Notes and 6 7/8% Senior Notes then outstanding, at par plus accrued but unpaid interest. We may redeem all or part of the 6 1/2% Senior Notes and 6 7/8% Senior Notes on or after November 15, 2015 and February 15, 2018, respectively, at specified redemption prices and prior to such date at a “make-whole” redemption price. In addition, prior to November 15, 2015 we may at our option, redeem up to 35% of the 6 1/2% Senior Notes and 6 7/8% Senior Notes with the proceeds of certain equity offerings. In the event of a change of control triggering event, as defined in the indenture, we will be required to make an offer to repurchase the 6 1/2% Senior Notes and 6 7/8% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

The 6 1/8% Senior Notes, 6 1/2% Senior Notes and 6 7/8% Senior Notes are general unsecured senior obligations.    They are jointly and severally guaranteed by certain of our existing domestic subsidiaries. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the assets of that subsidiary guarantor; (ii) in connection with any sale or other disposition of all the capital stock of a subsidiary guarantor; (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of such subsidiary guarantor provided no default or event of default has occurred or is continuing; or (vi) at such time as such subsidiary guarantor does not have outstanding any guarantee of any of our or any of our subsidiary guarantor’s indebtedness (other than the notes) in excess of $10.0 million in aggregate principal amount. The 6 1/8% Senior Notes, 6 1/2% Senior Notes and 6 7/8% Senior Notes rank senior in right of payment to all of our existing and future subordinated indebtedness; pari passu in right of payment with any of our existing and future unsecured indebtedness that is not by its terms subordinated to the 6 1/8% Senior Notes, 6 1/2% Senior Notes and 6 7/8% Senior Notes; effectively junior to our existing and future secured indebtedness, including indebtedness under our senior revolving credit facility and the Plains Offshore senior credit facility, to the extent of our assets constituting collateral securing that indebtedness; and effectively subordinate to all existing and future indebtedness and other liabilities (other than indebtedness and liabilities owed to us) of our non-guarantor subsidiaries, including indebtedness under the Plains Offshore senior credit facility, which we guarantee, and the shares of preferred stock issued by Plains Offshore.

Redemption of 7 3/4% Senior Notes and 7% Senior Notes.    During the second quarter of 2012, we redeemed the remaining $79.3 million aggregate principal amount of our 7 3/4% Senior Notes at 101.938% of the principal amount and the remaining $76.9 million aggregate principal amount of our 7% Senior Notes at 103.500% of the principal amount. We made payments totaling $80.8 million and $79.6 million to retire the 7 3/4% Senior Notes and the 7% Senior Notes, respectively. During the nine months ended September 30, 2012, we recognized $5.2 million of debt extinguishment costs, including $0.9 million of unamortized debt issue costs in connection with the retirement of these Senior Notes.

Commitment Letter.    In September 2012, we entered into the Commitment Letter to underwrite a new credit facility that will amend and restate our existing senior revolving credit facility and provide for term loan credit facilities, increase our borrowing base and provide financing in connection with the Gulf of Mexico Acquisition. The Commitment Letter is subject to certain conditions, including the absence of a material adverse effect under the BP PSA, the execution of satisfactory definitive documentation and other customary closing conditions. Upon satisfaction of these conditions, the aggregate commitments of the lenders under the Amended Credit Facility will be $5.0 billion with an initial borrowing base of $5.3 billion, which includes $300 million related to the Plains Offshore senior credit facility. The Amended Credit Facility will be comprised of a $3.0 billion senior secured five-year revolving credit facility, a $750.0 million senior secured five-year term loan, and a $1.25 billion senior secured seven-year term loan. Under the terms of the Commitment Letter, the lenders may also provide senior unsecured loans in an aggregate principal amount of up to $2.0 billion pursuant to the Bridge Credit Facility. Subsequently in September 2012, we successfully syndicated the Amended Credit Facility and Bridge Credit Facility to a group of banks and institutional lenders.

In connection with the closing of the Gulf of Mexico Acquisition, we expect to enter into our Amended Credit Facility on November 30, 2012. We will use the proceeds provided by the facilities to refinance certain existing indebtedness, to pay the cash consideration for the Gulf of Mexico Acquisition, to pay fees and expenses incurred in connection with the Gulf of Mexico Acquisition and related financing transactions and for general corporate purposes.

In connection with the issuance of the 6 1/2% Senior Notes and the 6 7/8% Senior Notes, the borrowing base under our Amended Credit Facility will be reduced to $5.175 billion, which will reduce the maximum amount available to borrow under the senior secured five-year revolving credit facility to $2.875 billion from $3.0 billion. Our borrowing base for the Plains Offshore senior credit facility will remain at $300 million. In addition, as a result of the issuance of the 6 1/2% Senior Notes and the 6 7/8% Senior Notes, we will not enter into the Bridge Credit Facility.

We also obtained a consent from the majority of the lenders under our senior revolving credit facility in connection with the issuance of the 6 1/2% Senior Notes and the 6 7/8% Senior Notes, which allows the redemption feature in connection with a Mandatory Redemption Event and allows us to include such pro forma adjustments as if the transactions contemplated under the BP PSA had been consummated when calculating the ratio of debt to EBITDAX. In addition, the lenders also agreed that there would be no reduction to the borrowing base of our existing senior revolving credit facility in connection with the Senior Notes offering.

Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Cash provided by (used in):
Operating activities	$1,046.6	$922.7
Investing activities	(1,881.1)	(1,341.3)
Financing activities	632.5	423.7

Net cash provided by operating activities was $1.0 billion for the nine months ended September 30, 2012 compared to $922.7 million for the nine months ended September 30, 2011. The increase primarily reflects higher oil sales volumes and average realized oil prices.

Net cash used in investing activities of $1.9 billion for the nine months ended September 30, 2012 primarily reflects additions to oil and gas properties of approximately $1.4 billion and a payment of the $555 million performance deposit to BP in connection with the Gulf of Mexico Acquisition. Net cash used in investing activities of $1.3 billion for the nine months ended September 30, 2011 primarily reflects additions to oil and gas properties of $1.3 billion.

Net cash provided by financing activities of $632.5 million for the nine months ended September 30, 2012 primarily reflects proceeds from the $750 million offering of 6 1/8% Senior Notes and the net increase in borrowings under our senior revolving credit facility of $160.0 million, partially offset by the redemption of our 7 3/4% Senior Notes and our 7% Senior Notes and $88.5 million of stock repurchases. Net cash provided by financing activities of $423.7 million for the nine months ended September 30, 2011 primarily reflects proceeds from the $600 million offering of 6 5/8% Senior Notes partially offset by the net reduction in borrowings under our senior revolving credit facility of $165.0 million.

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

Business Combinations.    Accounting for business combinations requires that the various assets acquired and liabilities assumed in a business combination be recorded at their respective fair values. The most significant estimates to us typically relate to the value assigned to future recoverable oil and gas reserves and unproved properties. Deferred taxes are recorded for any differences between fair value and tax basis of assets acquired and liabilities assumed. To the extent the consideration paid exceeds the fair value of the net assets acquired, we are required to record the excess as goodwill. As the fair value of assets acquired and liabilities assumed is subject to significant estimates and subjective judgments, the accuracy of this assessment is inherently uncertain. The value assigned to recoverable oil and gas reserves is subject to the full cost ceiling limitation, and the value assigned to unproved properties is assessed at least annually to ascertain whether impairment has occurred.

Management makes many estimates and assumptions in the application of generally accepted accounting principles that may have a material impact on our consolidated financial statements and related disclosures and on the comparability of such information over different reporting periods. All such estimates and assumptions affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Estimates and assumptions are based on information available prior to the issuance of the financial statements. Changes in facts and circumstances or discovery of new information may result in revised estimates and actual results may differ from these estimates. Critical accounting policies related to oil and gas reserves, impairments of oil and gas properties, DD&A, commodity pricing and risk management activities, investment, stock-based compensation, goodwill and income taxes are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking information regarding Plains Exploration & Production Company that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “will”, “would”, “should”, “plans”, “likely”, “expects”, “anticipates”, “intends”, “believes”, “estimates”, “thinks”, “may”, and similar expressions, are forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, there are risks, uncertainties and other factors that could cause actual results to be materially different from those in the forward-looking statements. These factors include, among other things:

•	uncertainties inherent in the development and production of oil and gas and in estimating reserves;

•	our ability to consummate the Gulf of Mexico Acquisition and related financing and to realize the expected benefits therefrom;

•	unexpected difficulties in integrating our operations as a result of any significant acquisitions, including the proposed Gulf of Mexico Acquisition;

•	the impact of hurricanes and other weather conditions on our offshore operations;

•	the impact of the lack of physical and oilfield service infrastructure in deeper waters on our ability to bring production online;

•	our ability to borrow under our new amended and restated senior revolving credit facilities;

•	unexpected future capital expenditures (including the amount and nature thereof);

•	impact of oil and gas price fluctuations, including the impact on our reserve volumes and values and on our earnings;

•

the effects of our indebtedness, which could adversely restrict our ability to operate, could make us vulnerable to general adverse economic and industry conditions, could place us at a competitive disadvantage compared to our competitors that have less debt, and could have other adverse consequences;

•	the success of our derivative activities;

•	the success of our risk management activities;

•	the effects of competition;

•	the availability (or lack thereof) of acquisition, disposition or combination opportunities;

•	the availability (or lack thereof) of capital to fund our business strategy and/or operations;

•	the impact of current and future laws and governmental regulations, including those related to climate change and hydraulic fracturing;

•	the effects of future laws and governmental regulation that result from the Macondo accident and oil spill in the U.S. Gulf of Mexico;

•	the value of the common stock of McMoRan and our ability to dispose of those shares;

•	liabilities that are not covered by an effective indemnity or insurance;

•	the ability and willingness of our current or potential counterparties to fulfill their obligations to us or to enter into transactions with us in the future;

•	our ability to divest our non-operated gas assets; and

•	general economic, market, industry or business conditions.

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

The fair value amounts of our put and collar derivative instruments are estimated using an option-pricing model, which uses various inputs including NYMEX and ICE price quotations, volatilities, interest rates and contract terms. We adjust the valuations from the model for credit quality, using the counterparties’ credit quality for asset balances and our credit quality for liability balances. For asset balances, we use the credit default swap value for counterparties when available or the spread between the risk-free interest rate and the yield on the counterparties’ publicly traded debt for similar maturities. We consider the impact of netting agreements on counterparty credit risk, including whether the position with the counterparty is a net asset or net liability. Our Level 3 commodity derivative contracts represent 24% of the total commodity derivative contracts assets and liabilities’ fair value.

The significant unobservable inputs used in the fair value measurement of our commodity derivative contracts are implied volatilities. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement.

See Note 4 – Commodity Derivative Contracts and Note 6 – Fair Value Measurements of Assets and Liabilities in the accompanying financial statements for a discussion of our derivative activities and fair value measurements.

As of October 19, 2012, we had the following outstanding commodity derivative contracts, all of which settle monthly:

Period	Instrument Type	Daily Volumes	Average Price (1)	Average Deferred Premium	Index
Sales of Crude Oil Production
2012
Oct - Dec	Three-way collars (2)	40,000 Bbls	$100.00 Floor with an $80.00 Limit	-	Brent
$120.00 Ceiling
2013
Jan - Dec	Swap contracts (3)	40,000 Bbls	$109.23	-	Brent
Jan - Dec	Put options (4)	13,000 Bbls	$100.00 Floor with an $80.00 Limit	$6.800 per Bbl	Brent
Jan - Dec	Three-way collars (2)	25,000 Bbls	$100.00 Floor with an $80.00 Limit	-	Brent
$124.29 Ceiling
Jan - Dec	Three-way collars (2)	5,000 Bbls	$90.00 Floor with a $70.00 Limit	-	Brent
$126.08 Ceiling
Jan - Dec	Put options (4)	17,000 Bbls	$90.00 Floor with a $70.00 Limit	$6.253 per Bbl	Brent
2014
Jan - Dec	Put options (4)	5,000 Bbls	$100.00 Floor with an $80.00 Limit	$7.110 per Bbl	Brent
Jan - Dec	Put options (4)	30,000 Bbls	$95.00 Floor with a $75.00 Limit	$6.091 per Bbl	Brent
Jan - Dec	Put options (4)	75,000 Bbls	$90.00 Floor with a $70.00 Limit	$5.739 per Bbl	Brent
2015
Jan - Dec	Put options (4)	65,000 Bbls	$90.00 Floor with a $70.00 Limit	$6.904 per Bbl	Brent

Sales of Natural Gas Production
2012
Oct - Dec	Put options (5)	120,000 MMBtu	$4.30 Floor with a $3.00 Limit	$0.298 per MMBtu	Henry Hub
Oct - Dec	Three-way collars (6)	40,000 MMBtu	$4.30 Floor with a $3.00 Limit	-	Henry Hub
$4.86 Ceiling
Oct - Dec	Swap contracts (3)	80,000 MMBtu	$2.72	-	Henry Hub
2013
Jan - Dec	Swap contracts (3)	110,000 MMBtu	$4.27	-	Henry Hub
2014
Jan - Dec	Swap contracts (3)	100,000 MMBtu	$4.09	-	Henry Hub

(1)	The average strike prices do not reflect any premiums to purchase the put options.
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

(4)

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

The fair value of outstanding crude oil and natural gas commodity derivative instruments at September 30, 2012 and the change in fair value that would be expected from a 10% price increase or decrease is shown below (in millions):

		Effect of 10%
	Fair Value Asset	Price Increase	Price Decrease
Crude oil puts	$338	$(96)	$123
Crude oil collars	7	(81)	66
Crude oil swaps	31	(156)	155
Natural gas puts	11	(2)	2
Natural gas collars	3	(1)	1
Natural gas swaps	10	(32)	32

	$400	$(368)	$379

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

Equity Price Risk

We are exposed to market risk because we own an equity investment in McMoRan common stock. See Note 5 – Investment and Note 6 – Fair Value Measurements of Assets and Liabilities in the accompanying financial statements for a discussion of our equity investment. At September 30, 2012, the investment, comprised of 51.0 million shares of McMoRan common stock, was valued at approximately $519.4 million. A 10% change in the underlying equity market price per share would result in a $51.9 million increase or decrease in the fair value of our investment, recognized in the income statement.

We determine the fair value of our investment by discounting for lack of marketability at the reporting date. The discount factor for lack of marketability is determined by utilizing both Protective put and Asian put option models. Both of these options are valued using a Black-Scholes option-pricing model which utilizes various inputs including the closing price of the McMoRan common stock, implied volatility of the instrument, number of shares being valued, length of time that would be necessary to dispose of our investment, expected dividend and risk-free interest rates. As of September 30, 2012, we classified our investment as Level 3 since the fair value is determined by utilizing significant inputs that are unobservable.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of September 30, 2012 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

There has been no material change to our risk factors set forth in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, except as set forth below.

Legislation and regulatory initiatives relating to hydraulic fracturing could increase our cost of doing business and adversely affect our operations.

Our operations utilize the practice of hydraulic fracturing for new oil and natural gas wells and is also occasionally used to recomplete or restimulate an existing well that has declined in production performance. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formation to stimulate oil and natural gas production. The use of hydraulic fracturing is necessary to produce commercial quantities of oil and natural gas from many reservoirs, especially shale formations such as the Haynesville Shale and the Eagle Ford Shale. The process is typically regulated by state oil and natural gas commissions, and continues to receive significant regulatory and legislative attention at the federal, state, and local level. The U.S. Environmental Protection Agency, or EPA, recently asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act, or SDWA, and is in the process of drafting guidance documents on regulatory requirements for companies that plan to conduct hydraulic fracturing using diesel. In addition, on May 11, 2012, the Bureau of Land Management proposed regulations that would require public disclosure of the chemicals used in hydraulic fracturing and impose certain permitting and testing requirements on such operations on federal lands. Various federal agencies in addition to the EPA (including the Department of Energy) continue to study hydraulic fracturing and may propose additional regulations. From time to time, legislation has been introduced in Congress to amend the federal SDWA to eliminate exemptions for most hydraulic fracturing activities. In addition to the SDWA, the EPA recently approved final rules that establish new air emission controls for natural gas and natural gas liquids production, processing and transportation activities, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and a separate set of emission standards to address hazardous air pollutants frequently associated with production and processing activities, which rules were published in the Federal Register on August 16, 2012. Similar efforts to review the practice and impose new regulatory conditions are taking place at the state and local level in states where we operate, several of which have adopted or are considering new regulations and statutes, including California, Texas and Wyoming. These new requirements will (and future regulatory and legislative changes, if enacted, could) create new permitting and financial assurance requirements, require us to adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping obligations, and meet plugging and abandonment requirements. The imposition of stringent new regulatory and permitting requirements related to the practice of hydraulic fracturing could significantly increase our cost of doing business and adversely affect our operations, and depending on the specifics of any particular proposal that is enacted, could be material.

We may be subject to risks in connection with acquisitions, including the Gulf of Mexico Acquisition, and other strategic transactions and the integration of significant acquisitions and other strategic transactions may be difficult.

In addition to the Gulf of Mexico Acquisition, we periodically evaluate other potential acquisitions of reserves, properties, prospects and leaseholds and other strategic transactions that appear to fit within our overall business strategy. The successful acquisition of producing properties, including the pending acquisitions, requires an assessment of several factors, including:

•	recoverable reserves;

•	future oil and gas prices and their appropriate differentials;

•	development and operating costs and potential environmental and other liabilities; and

•	our ability to obtain external financing to fund the purchase price.

The accuracy of these assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and potential recoverable reserves. Inspections may not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We often are not entitled to contractual indemnification for environmental liabilities and acquire properties on an “as is” basis, and, as is the case with certain liabilities associated with the Gulf of Mexico properties, we are entitled to only limited indemnification for environmental liabilities.

Significant acquisitions, including the Gulf of Mexico Acquisition, and other strategic transactions may involve other risks, including:

•	diversion of our management’s attention to evaluating, negotiating and integrating significant acquisitions and strategic transactions;

•	the challenge and cost of integrating acquired operations, information management and other technology systems and business cultures with those of ours while carrying on our ongoing business;

•	difficulty associated with coordinating geographically separate assets;

•	the challenge of attracting and retaining personnel associated with acquired operations; and

•

the failure to realize the full benefit that we expect in estimated proved reserves and resource potential, production volume or other benefits anticipated from an acquisition, or to realize these benefits within the expected time frame and costs.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business. If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.

As a result of the Gulf of Mexico Acquisition, we will have greater exposure to the substantial regulations and risks that affect our offshore operations, which could adversely affect our ability to operate and our financial results.

We currently conduct operations offshore California and in the U.S. Gulf of Mexico, and as a result of the Gulf of Mexico Acquisition, a substantially greater portion of our assets will be located in the U.S. Gulf of Mexico. Offshore oil and gas operations are subject to more extensive governmental regulation than our other oil and gas activities.

In addition, properties offshore Gulf of Mexico, including the Gulf of Mexico properties, are vulnerable to risks relating to:

•	hurricanes and other adverse weather conditions;

•	oilfield service costs and availability;

•	compliance with environmental and other laws and regulations;

•	remediation and other costs resulting from oil spill releases of hazardous materials and other environmental damages; and

•	failure of equipment or facilities.

We conduct all of our exploration in, and the Gulf of Mexico properties are located in, the deeper waters of the U.S. Gulf of Mexico, where operations are more difficult and costly than in shallower waters. The deeper waters in the Gulf of Mexico lack the physical and oilfield service infrastructure present in its shallower waters and could result in significant delays in obtaining or maintaining production from the assets. As a result, deepwater operations may require a significant amount of time between a discovery and the time that we can market our production, thereby increasing the risk involved with these operations.

The extent to which our business is subject to the risks described above will increase as a result of the Gulf of Mexico Acquisition, and therefore our costs, ability to operate and financial results could be adversely affected.

ITEM 6.	Exhibits

Exhibit No.	Description

2.1*	Purchase and Sale Agreement dated as of September 4, 2012, and effective as of October 1, 2012, by and among BP Exploration & Production, Inc., BP America Production Company and Plains Exploration & Production Company.

2.2*	Purchase and Sale Agreement dated as of September 7, 2012, and effective as of October 1, 2012, by and among Shell Offshore Inc. and Plains Exploration & Production Company.

2.3*	Commitment Letter dated September 4, 2012, among JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and Plains Exploration & Production Company.

31.1*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer.

32.1**	Section 1350 Certificate of the Chief Executive Officer.

32.2**	Section 1350 Certificate of the Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY
Date: November 1, 2012	By:	/s/ Winston M. Talbert
Winston M. Talbert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Purchase and Sale Agreement dated as of September 4, 2012, and effective as of October 1, 2012, by and among BP Exploration & Production, Inc., BP America Production Company and Plains Exploration & Production Company.

2.2*	Purchase and Sale Agreement dated as of September 7, 2012, and effective as of October 1, 2012, by and among Shell Offshore Inc. and Plains Exploration & Production Company.

2.3*	Commitment Letter dated September 4, 2012, among JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and Plains Exploration & Production Company.

31.1*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer.

32.1**	Section 1350 Certificate of the Chief Executive Officer.

32.2**	Section 1350 Certificate of the Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith