Form 10-K/A
period 2012-12-31
PLAINS EXPLORATION & PRODUCTION CO
filed 2013-02-25
CIK 891456

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Plains Exploration & Production Company, or the Company, amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on February 21, 2013. The Company is filing this Amendment No. 1 solely to provide the separate audited financial statements of McMoRan Exploration Co. in accordance with Rule 3-09 of Regulation S-X. These audited financial statements, which were not available prior to the original filing date of February 21, 2013, are included in Item 15 – Exhibits, Financial Statement Schedules.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

1

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) (3) Exhibits

Exhibit Number	Description

23.3*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer.

32.1**	Section 1350 Certificate of the Chief Executive Officer.

32.2**	Section 1350 Certificate of the Chief Financial Officer.

*	Filed herewith.
**	Furnished herewith.

(c) Financial statements of 50-Percent-Or-Less-Owned Investees:

Page
McMoRan Exploration Co.
Report of Independent Registered Public Accounting Firm	MMR-1
Consolidated Balance Sheets
As of December 31, 2012 and 2011	MMR-2
Consolidated Statements of Operations
For the years ended December 31, 2012, 2011 and 2010	MMR-3
Consolidated Statements of Comprehensive (Income) Loss
For the years ended December 31, 2012, 2011 and 2010	MMR-4
Consolidated Statements of Cash Flow
For the years ended December 31, 2012, 2011 and 2010	MMR-5
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2012, 2011 and 2010	MMR-6
Notes to Consolidated Financial Statements	MMR-8

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY

Date: February 25, 2013	/s/ Winston M. Talbert
Winston M. Talbert, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

3

EXHIBIT INDEX

Exhibit Number	Description

23.3*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer.

32.1**	Section 1350 Certificate of the Chief Executive Officer.

32.2**	Section 1350 Certificate of the Chief Financial Officer.

*	Filed herewith.
**	Furnished herewith.

4

Report of Independent Registered Public Accounting Firm

To The Stockholders and Board of Directors

of McMoRan Exploration Co.:

We have audited the accompanying consolidated balance sheets of McMoRan Exploration Co. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of McMoRan Exploration Co. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flow for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McMoRan Exploration Co.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 22, 2013

MMR-1

McMoRan EXPLORATION CO.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share related amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$114,867	$568,763
Accounts receivable	52,548	72,085
Inventories	28,532	36,274
Prepaid expenses	15,186	9,103
Current assets from discontinued operations, including restricted cash of $473	2,013	682

Total current assets	213,146	686,907
Property, plant and equipment, net	2,394,522	2,181,926
Restricted cash and other	61,319	61,617
Deferred financing costs and other	7,696	8,325
Long-term assets from discontinued operations	439	439

Total assets	$2,677,122	$2,939,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,937	$115,832
Accrued liabilities	131,648	160,822
Accrued interest and dividends payable	14,433	14,448
Current portion of accrued oil and gas reclamation costs	57,336	58,810
5 1/4% convertible senior notes	67,832	66,223
Current liabilities from discontinued operations, including sulphur reclamation costs	2,328	5,264

Total current liabilities	357,514	421,399
11.875% senior notes	300,000	300,000
4% convertible senior notes	189,470	187,363
Accrued oil and gas reclamation costs	188,245	267,584
Other long-term liabilities	17,204	20,886
Other long-term liabilities from discontinued operations, including sulphur reclamation costs	21,478	19,018

Total liabilities	1,073,911	1,216,250

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.01, 50,000,000 shares authorized, 712,082 and 713,999 shares issued and outstanding (liquidation preference), respectively (Note 9)	712,082	713,999
Common stock, par value $0.01, 300,000,000 shares authorized, 164,754,966 shares and 163,940,835 shares issued and outstanding, respectively	1,648	1,639
Capital in excess of par value of common stock	2,167,796	2,178,775
Accumulated deficit	(1,227,743)	(1,123,449)
Accumulated other comprehensive income (loss)	176	216
Common stock held in treasury, 2,650,589 shares and 2,611,591 shares, at cost, respectively	(50,748)	(48,216)

Total stockholders’ equity	1,603,211	1,722,964

Total liabilities and stockholders’ equity	$2,677,122	$2,939,214

The accompanying notes are an integral part of these consolidated financial statements.

MMR-2

McMoRan EXPLORATION CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Oil and natural gas	$362,995	$542,310	$418,816
Service	13,893	13,104	15,560

Total revenues	376,888	555,414	434,376
Costs and expenses:
Production and delivery costs	155,141	206,319	182,790
Depletion, depreciation and amortization expense	173,817	307,902	282,062
Exploration expenses	127,994	81,742	42,608
Gain on oil and gas derivative contracts	-	-	(4,240)
General and administrative expenses	52,977	49,471	51,529
Insurance recoveries	(1,229)	(91,076)	(38,944)
Gain on sale of oil and gas properties	(40,453)	(900)	(3,455)
Main Pass Energy Hub™ costs	287	588	1,011

Total costs and expenses	468,534	554,046	513,361

Operating income (loss)	(91,646)	1,368	(78,985)
Interest expense, net	-	(8,782)	(38,216)
Loss on debt exchange	(5,955)	-	-
Other income, net	568	810	225

Loss from continuing operations before income taxes	(97,033)	(6,604)	(116,976)
Income tax benefit (expense)	-	-	-

Loss from continuing operations	(97,033)	(6,604)	(116,976)
Loss from discontinued operations	(7,261)	(9,364)	(3,366)

Net loss	(104,294)	(15,968)	(120,342)
Preferred dividends and inducement payments for early conversion of preferred stock	(41,276)	(42,800)	(77,101)

Net loss applicable to common stock	$(145,570)	$(58,768)	$(197,443)

Basic and diluted net loss per share of common stock:
Net loss from continuing operations	$(0.86)	$(0.31)	$(2.04)
Net loss from discontinued operations	(0.04)	(0.06)	(0.04)

Net loss per share of common stock	$(0.90)	$(0.37)	$(2.08)

Average common shares outstanding:
Basic and diluted	161,702	159,216	95,125

The accompanying notes are an integral part of these consolidated financial statements.

MMR-3

McMoRan EXPLORATION CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net loss	$(104,294)	$(15,968)	$(120,342)
Other comprehensive income (loss):
Amortization of previously unrecognized pension components, net	(40)	(40)	(40)
Change in unrecognized net gains of pension plans	-	353	289

Comprehensive loss	(104,334)	(15,655)	(120,093)
Preferred dividends and inducement payments for early conversion of convertible preferred stock	(41,276)	(42,800)	(77,101)

Comprehensive loss applicable to common stock	$(145,610)	$(58,455)	$(197,194)

The accompanying notes are an integral part of these consolidated financial statements.

MMR-4

McMoRan EXPLORATION CO.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Years Ended December 31,
	2012	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(104,294)	$(15,968)	$(120,342)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	7,261	9,364	3,366
Depletion, depreciation and amortization expense	173,817	307,902	282,062
Exploration drilling and related expenditures	93,506	42,339	14,526
Loss on debt exchange	5,955	-	-
Compensation expense associated with stock-based awards	17,445	18,325	18,707
Amortization of deferred financing costs	-	5,881	3,729
Change in fair value of oil and gas derivative contracts	-	-	6,800
Reclamation expenditures, net of prepayments by third parties	(76,615)	(150,021)	(115,133)
Increase in restricted cash	(5,006)	(5,012)	(12,298)
Gain on sale of oil and gas properties	(40,453)	(900)	(3,455)
Other	68	(318)	227
(Increase) decrease in working capital:
Accounts receivable	20,821	(22,996)	(17,483)
Accounts payable and accrued liabilities	(59,719)	45,944	30,223
Inventories	7,741	2,187	10,895
Prepaid expenses	2,450	5,303	(1,377)

Net cash provided by continuing operations	42,977	242,030	100,447
Net cash used in discontinued operations	(9,327)	(14,982)	(2,217)

Net cash provided by operating activities	33,650	227,048	98,230

CASH FLOW FROM INVESTING ACTIVITIES:
Exploration, development and other capital expenditures	(505,132)	(509,494)	(217,252)
Proceeds from sale of oil and gas properties	56,679	900	2,920
Acquisition of oil and gas properties, net	-	(9,520)	(86,134)

Net cash used in continuing activities	(448,453)	(518,114)	(300,466)
Net cash from discontinued operations	-	-	-

Net cash used in investing activities	(448,453)	(518,114)	(300,466)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the sale of 5.75% convertible perpetual preferred stock	-	-	700,000
Proceeds from the sale of 4% convertible senior notes	-	-	200,000
Dividends paid and inducement payments on early conversion of convertible preferred stock	(41,295)	(37,951)	(27,306)
Payment of 5 1/4% convertible senior notes	(345)	(6,543)	-
Credit facility refinancing fees	-	(1,745)	-
Debt and equity issuance costs	(59)	(562)	-
Proceeds from exercise of stock options and other	2,606	946	497
Costs associated with the sale of 5.75% convertible perpetual preferred stock and sale of 4% convertible senior notes	-	-	(6,689)

Net cash provided by (used in) continuing operations	(39,093)	(45,855)	866,502
Net cash from discontinued operations	-	-	-

Net cash provided by (used in) financing activities	(39,093)	(45,855)	866,502

Net increase (decrease) in cash and cash equivalents	(453,896)	(336,921)	664,266
Cash and cash equivalents at beginning of year	568,763	905,684	241,418

Cash and cash equivalents at end of year	$114,867	$568,763	$905,684

Interest paid	$50,386	$47,473	$44,543

Income taxes paid	$-	$-	$63

SUPPLEMENTAL NON-CASH INVESTING & FINANCING ACTIVITIES:
Issuance of 2.8 million and 51 million shares of common stock and other non-cash purchase price consideration related to property acquisitions in 2011 and 2010, respectively	$-	$39,123	$926,010

Accrued debt and preferred stock offering costs	$-	$-	$1,006

The accompanying notes are an integral part of these consolidated financial statements.

MMR-5

McMoRan EXPLORATION CO.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share & per share amounts)

	Years Ended December 31,
	2012	2011	2010

8% Convertible Perpetual Preferred Stock:
Balance at beginning of year, representing 13,999 shares in 2012, 22,063 shares in 2011 and 86,250 shares in 2010	$13,999	$22,063	$86,250
Shares converted in privately negotiated transactions, representing 1,917 shares in 2012, 8,064 shares in 2011 and 64,187 in 2010	(1,917)	(8,064)	(64,187)

Balance at end of year, representing 12,082 shares in 2012, 13,999 shares in 2011 and 22,063 shares in 2010	12,082	13,999	22,063

5.75% Convertible Perpetual Preferred Stock:
Balance at beginning of year, representing 700,000 shares in 2012 and 2011 and no shares in 2010	700,000	700,000	-
Shares issued in equity offering, representing 700,000 shares in 2010	-	-	700,000

Balance at end of year, representing 700,000 shares in 2012, 2011 and 2010	700,000	700,000	700,000

6 3/4% Mandatorily Convertible Preferred Stock:
Balance at beginning of year, representing no shares in 2012 and 2011 and 1,589,340 shares in 2010	-	-	158,934
Shares converted representing 1,589,340 shares in 2010	-	-	(158,934)

Balance at end of year, representing no shares in 2012, 2011 and 2010	-	-	-

Common Stock:
Balance at beginning of year, representing 163,940,835 shares in 2012, 159,797,352 shares in 2011 and 88,555,685 shares in 2010	1,639	1,598	885
Shares issued to Plains Exploration & Production Company in 2010 (Notes 3 and 9), representing 51,000,000 shares	-	-	510
Preferred stock conversions, representing 280,160 shares in 2012, 1,178,514 shares in 2011 and 20,061,622 in 2010	3	12	201
Shares issued in property acquisition, representing 2,835,158 shares (at $12.36 per share) in 2011 (Note 9)	-	28	-
Exercise of stock options and other, representing 533,971 in 2012, 129,811 shares in 2011 and 180,045 shares in 2010	6	1	2

Balance at end of year, representing, 164,754,966 shares in 2012, 163,940,835 shares in 2011 and 159,797,352 shares in 2010	1,648	1,639	1,598

Capital in Excess of Par Value:
Balance at beginning of year	2,178,775	2,156,430	1,053,684
Costs associated with preferred stock equity offerings	-	275	(5,945)
Common stock issued, net of offering costs	-	34,996	875,670
Intrinsic value – convertible debt and equity beneficial conversion options (Notes 7 and 9)	-	-	66,375
Debt premium on 5 1/4% convertible senior notes (Note 7)	5,786	-	-
Debt discount on 5 1/4% convertible senior notes (Note 7)	-	2,550	-
Preferred stock conversions	1,914	8,052	222,921
Stock-based compensation expense	17,445	18,327	18,707
Exercise of stock options	5,152	945	2,119
Preferred stock dividends, inducement payments and beneficial conversion option	(41,276)	(42,800)	(77,101)

Balance at end of year	$2,167,796	$2,178,775	$2,156,430

MMR-6

McMoRan EXPLORATION CO.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share & per share amounts)

(Continued)

	Years Ended December 31,
	2012	2011	2010

Accumulated Deficit:
Balance at beginning of year	$(1,123,449)	$(1,107,481)	$(987,139)
Net loss	(104,294)	(15,968)	(120,342)

Balance at end of year	(1,227,743)	(1,123,449)	(1,107,481)

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of year	216	(97)	(346)
Amortization of previously unrecognized pension components, net	(40)	(40)	(40)
Change in unrecognized net gains of pension plans	-	353	289

Balance at end of year	176	216	(97)

Common Stock Held in Treasury:
Balance at beginning of year, representing 2,611,591 shares in 2012, 2,609,427 shares in 2011 and 2,511,132 in 2010	(48,216)	(48,176)	(46,460)
Tender of 38,998 shares in 2012, 2,164 shares in 2011 and 98,295 shares in 2010 associated with the exercise of stock options and the vesting of restricted stock	(2,532)	(40)	(1,716)

Balance at end of year, representing 2,650,589 shares in 2012, 2,611,591 shares in 2011 and 2,609,427 shares in 2010	(50,748)	(48,216)	(48,176)

Total stockholders’ equity	$1,603,211	$1,722,964	$1,724,337

The accompanying notes are an integral part of these consolidated financial statements.

MMR-7

McMoRan EXPLORATION CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation. The consolidated financial statements of McMoRan Exploration Co. (McMoRan), a Delaware corporation, are prepared in accordance with U.S. generally accepted accounting principles. McMoRan’s consolidated financial statements include the accounts of those subsidiaries where McMoRan directly or indirectly has more than 50 percent of the voting rights and where the right to participate in significant management decisions is not shared with other stockholders, including its two wholly owned subsidiaries, McMoRan Oil & Gas LLC (MOXY) and Freeport-McMoRan Energy LLC (Freeport Energy). MOXY conducts all of McMoRan’s oil and gas operations. The long-term business objective of Freeport Energy is to maximize the value of the offshore structures used in the former sulphur operations, which currently includes the pursuit of a potential deepwater port facility/terminal to receive, store and condition natural gas for offloading to floating liquefaction storage and offloading vessels for export at the Main Pass Energy Hub TM (MPEH™) located at Main Pass Block 299 (Main Pass).

McMoRan’s investments in unincorporated legal entities represented by undivided interests in other oil and gas joint ventures and partnerships engaged in oil and gas exploration, development and production activities are pro rata consolidated, whereby a proportional share of each joint venture’s and partnership’s assets, liabilities, revenues and expenses are included in the accompanying consolidated financial statements in accordance with McMoRan’s working and net revenue interests in each joint venture and partnership.

All significant intercompany transactions have been eliminated. Changes in the accounting principles applied during 2012, none of which impacted the consistency of presentation, are discussed below under the caption “New Accounting Standards.”

McMoRan’s previously discontinued sulphur operations are presented as such, and the major classes of assets and liabilities related to its former sulphur business are separately shown for the periods presented.

Nature of Operations. McMoRan is an oil and gas exploration and production company engaged directly through its subsidiaries, joint ventures or partnerships with other entities in the exploration, development, production and marketing of crude oil and natural gas. McMoRan’s operations are located entirely in the United States, offshore in the Gulf of Mexico and onshore in the Gulf Coast region (primarily Louisiana and Texas).

McMoRan’s production of oil and natural gas involves lifting oil and natural gas to the surface and gathering, treating and processing hydrocarbons to extract liquids (primarily ethane, propane, butane and natural gasolines) from natural gas. McMoRan’s production costs include all costs incurred to operate or maintain its wells and related equipment and facilities. Examples of these costs include:

•	labor costs to operate the wells and related equipment and facilities;

•	repair and maintenance costs, including costs associated with re-establishing production from a geological structure that has previously produced;

•	material, supplies, and fuel consumed and services utilized in operating the wells and related equipment and facilities, including marketing and transportation costs; and

•	property taxes and insurance applicable to proved properties and wells and related equipment and facilities.

MMR-8

Use of Estimates. The preparation of McMoRan’s financial statements in conformity with U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and the accompanying notes to the consolidated financial statements. The more significant estimates include reclamation and environmental obligations, useful lives for depletion, depreciation and amortization, estimates of proved oil and natural gas reserves and related future cash flows and the carrying value of long-lived assets and assets held for sale or disposal. Actual results could differ from those estimates.

Cash and Cash Equivalents. Highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents (excluding certain restricted cash, Note 15).

Accounts Receivable. The majority of McMoRan’s accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the energy industry. McMoRan’s counterparty credit losses have historically been minimal.

Inventories. Product inventories totaled $0.8 million at December 31, 2012 and $1.3 million at December 31, 2011, consisting of crude oil production from Main Pass. Materials and supplies inventory totaled $27.7 million at December 31, 2012 and $34.9 million at December 31, 2011 and represents the cost of supplies to be used in McMoRan’s drilling activities, primarily drilling pipe and tubulars. A portion of the cost of such inventory will be reimbursed to McMoRan by joint operating partners as future well drilling activity utilizes these materials. McMoRan’s inventories are stated at the lower of weighted average cost or market. During 2012 McMoRan reduced the carrying value of its inventories by approximately $2.8 million to reflect its determination of items that were deemed to have no future utility. There were no required reductions in the carrying value of McMoRan’s inventories during 2011 or 2010.

Property, Plant and Equipment.

Oil and Gas. McMoRan follows the successful efforts method of accounting for its oil and natural gas exploration and development activities. Costs associated with drilling and development activities are included as a use of investing cash flow in the accompanying consolidated statements of cash flow.

•

Geological and geophysical costs and costs of retaining unproved properties and undeveloped properties are charged to expense as incurred and are included as a use of operating cash flow in the accompanying consolidated statements of cash flow.

•	Costs of exploratory wells are capitalized pending determination of whether they have discovered proved reserves.

–

The costs of exploratory wells that have found oil and natural gas reserves that cannot be classified as proved when drilling is completed, continue to be capitalized as long as the well has found a sufficient quantity of reserves to justify its completion as a producing well and sufficient progress is being made in assessing the proved reserves and the economic and operating viability of the project. Management evaluates progress on such wells on a quarterly basis.

–

Drilling costs that no longer meet the criteria for continued capitalization under U.S. generally accepted accounting principles, but for which management intends to pursue development activities, are charged to depletion, depreciation and amortization expense.

–	If proved reserves are not discovered, the related drilling costs are charged to exploration expense.

MMR-9

•	Acquisition costs of leases and development activities are capitalized.

•	Other exploration costs are charged to expense as incurred.

•

Depletion, depreciation and amortization expense is determined on a field-by-field basis using the units-of-production method, with depletion, depreciation and amortization rates for leasehold acquisition costs based on estimated proved reserves and depletion, depreciation and amortization rates for well and related facility costs based on proved developed reserves associated with each field. The depletion, depreciation and amortization rates are revised whenever required but, at a minimum, are assessed semi-annually. Any such revisions are accounted for prospectively as a change in accounting estimate.

•	The costs of maintenance and repairs are expensed when incurred.

•	Gains or losses from dispositions of McMoRan’s interests in oil and gas properties are included in earnings under the following conditions:

–

All or part of an interest owned is sold to an unrelated third party; if only part of an interest is sold, there is no substantial uncertainty about the recoverability of cost applicable to the interest retained; and

–	McMoRan has no substantial obligation for future performance (e.g. drilling a well(s) or operating the property without proportional reimbursement of costs relating to the interest sold).

•

Interest expense allocable to significant unproved leasehold costs and in progress exploration and development projects is capitalized until the assets are ready for their intended use. Interest expense capitalized by McMoRan totaled $56.5 million in 2012, $47.4 million in 2011 and $10.1 million in 2010.

Sulphur. Note 11 includes results associated with McMoRan’s discontinued operations, which are reflected within the caption “Loss from discontinued operations” in the accompanying consolidated statements of operations. McMoRan’s remaining sulphur property, plant and equipment is carried at the lower of cost or estimated net realizable value.

Asset Impairment. Costs of unproved oil and gas properties are assessed periodically and a loss is recognized if the properties are deemed impaired. When events or circumstances indicate that proved oil and gas property carrying amounts might not be recoverable from estimated future undiscounted cash flows, a reduction of the carrying amount to estimated fair value is required. McMoRan estimates the fair value of its properties (derived from Level 3 inputs) using estimated future cash flows based on proved and risk-adjusted probable oil and natural gas reserves as estimated by independent reserve engineers. Future cash flows are determined using published period-end forward market prices adjusted for property-specific price basis differentials, net of estimated future production and development costs and excluding estimated asset retirement and abandonment expenditures. If the undiscounted cash flows indicate that the property is impaired, McMoRan discounts the future cash flows using a discount factor that considers market participants’ expected rates of return for similar type assets if acquired under current market conditions.

The determination of oil and gas reserve estimates is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and

MMR-10

may vary considerably from actual results. In particular, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Subsequent evaluation of the same reserves may result in variations in estimated reserves and related estimates of future cash flows, and these variations may be substantial. If the capitalized costs of an individual oil and gas property exceed the related estimated future net cash flows, an impairment charge to reduce the capitalized costs to the property’s estimated fair value is required (Note 5).

Revenue Recognition and Gas Balancing. McMoRan generally sells crude oil and natural gas under short-term agreements at prevailing market prices. Revenue for the sale of crude oil and natural gas is recognized when title passes to the customer, when prices are fixed or determinable and collection is reasonably assured. Natural gas revenues involving partners in natural gas wells are recognized when the natural gas is sold using the entitlements method of accounting and are based on McMoRan’s net working interests. When McMoRan receives a volume in excess of its net working interests, it records a liability and under deliveries are recorded as receivables. At December 31, 2012, McMoRan had natural gas imbalance receivables valued at $2.6 million for under deliveries and liabilities valued at $3.4 million for over deliveries. At December 31, 2011, McMoRan had natural gas imbalance receivables valued at $4.2 million for under deliveries and liabilities valued at $4.6 million for over deliveries.

Service Revenue. McMoRan records the gross amount of reimbursements for costs from third parties as service revenues whenever McMoRan is the primary obligor with respect to the source of such costs, has discretion in the selection of how the related service costs are incurred and when it has assumed the credit risk associated with the reimbursement for such service costs. The service costs associated with these third-party reimbursements are also recorded within the applicable cost and expense line item in the accompanying consolidated financial statements.

McMoRan’s service revenues have been generated primarily through fees for processing third-party oil and gas production, other third party management fees and standardized industry (COPAS) overhead charges McMoRan receives as operator of oil and gas properties.

Reclamation and Closure Costs. McMoRan incurs costs for environmental programs and projects. Expenditures pertaining to future revenues from operations are capitalized. Expenditures resulting from the remediation of conditions caused by past operations that do not contribute to future revenue generation are charged to expense. Liabilities are recognized for remedial activities when the efforts are probable and the costs can be reasonably estimated. Reclamation cost estimates are by their nature imprecise and can be expected to be revised over time because of a number of factors, including changes in reclamation plans, cost estimates, governmental regulations, technology and inflation.

McMoRan uses estimates derived from information provided by in-house engineers and third-party specialists in determining its estimated asset retirement obligations under multiple probability-assessed scenarios reflecting a range of possible outcomes considering the future costs to be incurred, the scope of work to be performed and the timing of such expenditures (Note 15).

Comprehensive Loss. McMoRan follows U.S. generally accepted accounting principles for the reporting and display of comprehensive loss (net loss adjusted for other comprehensive income (loss), or all other changes in net assets from nonowner sources) and its components.

Financial Instruments and Contracts. Based on its assessment of market conditions, McMoRan may enter into financial contracts to manage certain risks resulting from fluctuations in oil and natural gas prices. Costs or premiums and gains or losses on contracts meeting deferral criteria are recognized with the hedged transactions. Also, gains or losses are recognized if the hedged transaction is no longer expected to occur or if deferral criteria are not met. McMoRan monitors any related counterparty credit risk on an ongoing basis and considers this risk to be minimal.

MMR-11

In connection with the 2007 oil and gas property acquisition, MOXY entered into oil and gas derivative contracts for a portion of its anticipated production for the years 2008 through 2010. The oil and gas derivative contracts were not designated as hedges for accounting purposes. Accordingly, these contracts were subject to mark-to-market fair value adjustments, the impact of which was recognized immediately in McMoRan’s operating results. McMoRan recorded all gains and losses associated with these derivative contracts within a separate line in the accompanying consolidated statements of operations, and any related cash flow effect was recorded within cash flows from operations in the related consolidated statements of cash flow. McMoRan believes the operating presentation of its oil and gas derivatives contracts is appropriate in both its statements of operations and cash flow because the sale of oil and natural gas production represents the primary source of its operating income and cash flow. All remaining derivative contract positions matured on December 31, 2010 (Note 8).

Earnings Per Share. Basic net loss per share of common stock is calculated by dividing the loss applicable to continuing operations, the loss from discontinued operations, and the net loss applicable to common stock by the weighted-average number of common shares outstanding during the periods presented. For purposes of the basic earnings per share computations, the net loss applicable to continuing operations includes preferred stock dividends and related charges (Notes 9 and 10).

Stock-Based Compensation. Compensation cost recognized includes compensation cost for all stock option awards granted based on the grant-date fair value and restricted stock units granted which are estimated in accordance with U.S. generally accepted accounting principles. McMoRan recognizes compensation costs for awards that vest over several years on a straight-line basis over the vesting period. McMoRan’s stock-based awards provide for an additional year of vesting after an employee retires. For awards to retirement-eligible employees, McMoRan records one year of amortization of the awards’ estimated fair value on the date of grant because the grantee has earned that one year vesting benefit under the terms of McMoRan’s stock options plans based on length of service. McMoRan includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of the awards (Note 12).

McMoRan currently recognizes no income tax benefits for deductions resulting from the exercise of stock options because all of its net deferred tax assets, including significant net operating loss carryforwards, have been reserved with a full valuation allowance (Note 13).

New Accounting Standard. In June 2011, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) in connection with guidance on the presentation of comprehensive income. The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This ASU requires an entity to present the components of net income and other comprehensive income and total comprehensive income (includes net income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of equity, but does not change the items that must be reported in other comprehensive income. McMoRan adopted this ASU and presented total comprehensive income in a separate statement for all periods reported in these financial statements.

2. Definitive Merger Agreement

On December 5, 2012, McMoRan announced a definitive agreement (the merger agreement) under which Freeport-McMoRan Copper & Gold Inc. (FCX) will acquire McMoRan for approximately $3.4 billion in cash, or $2.1 billion net of the 36 percent ownership interest currently held by FCX and Plains Exploration & Production Company (PXP) (the FCX/MMR merger). The related per-share consideration consists of $14.75 in cash and 1.15 units in the Gulf Coast Ultra Deep Royalty Trust, a

MMR-12

newly formed royalty trust, which will hold a five percent overriding royalty interest in future production from McMoRan’s ultra-deep prospects. Completion of the FCX/MMR merger is subject to stockholder approval, regulatory approvals (including U.S. antitrust clearance under the Hart-Scott-Rodino Act), and other customary conditions. On December 26, 2012, the U.S. Federal Trade Commission granted early termination of the Hart-Scott-Rodino waiting period. The FCX/MMR merger is expected to close in second-quarter 2013 (Note 2).

Also on December 5, 2012, FCX announced a definitive merger agreement under which FCX will acquire PXP for approximately $6.9 billion in cash and stock (the FCX/PXP merger). The FCX/PXP merger is subject to the approval of PXP’s stockholders, receipt of regulatory approvals and customary closing conditions. On December 5, 2012, PXP owned 51 million shares of McMoRan common stock, which they acquired in December 2010 as part of an asset acquisition transaction with McMoRan (Note 3).

Substantial capital expenditures have been and will continue to be required in McMoRan’s exploration and development activities, especially for the development and exploitation of its significant ultra-deep exploration and development projects. McMoRan’s capital expenditures have been financed in part with internally generated cash from operations, the continued availability of which is dependent on a number of variables including production from its existing proved reserves, sales prices for natural gas and oil, and its ability to acquire, locate and produce new reserves. McMoRan has also financed its capital expenditures with proceeds from debt and equity financings and participation by partners in exploration and development projects. McMoRan’s ongoing exploration and development activities require substantial financial resources, which it believes can be met following completion of the transaction with FCX discussed above (FCX/MMR merger). Should the FCX/MMR merger not occur, McMoRan expects to continue to financially support its near-term operating requirements and a limited capital expenditure budget with cash on hand, internally generated cash from operations and if required, potential asset sales, joint venture transactions or other financings. On a standalone basis, McMoRan would require additional capital to continue its aggressive drilling and development program, which may include potential asset sales, additional debt or equity financings, joint venture transactions or other financing arrangements.

3. Acquisitions and Divestitures of Oil and Gas Properties

On November 13, 2012 McMoRan completed the sale of a package of Gulf of Mexico traditional shelf oil and gas properties in the Eugene Island area (the Eugene Island Assets), for net cash consideration of $29.8 million (after closing adjustments) and the assumption of related abandonment obligations. The Eugene Island Assets represented approximately six percent of McMoRan’s total average daily production for the third quarter of 2012 and six percent of its total estimated reserves at June 30, 2012. Independent reserve engineers’ estimates of proved reserves for the Eugene Island Assets at June 30, 2012 approximated 15.2 billion cubic feet of natural gas equivalents, with approximately 78 percent from natural gas and 21 percent proved developed producing. The transaction was effective July 1, 2012.

On October 2, 2012, McMoRan completed the sale of three Gulf of Mexico shelf oil and gas properties in the West Delta and Mississippi Canyon areas (the Assets) for net cash consideration of $26.1 million (after closing adjustments) and the assumption of related abandonment obligations. The Assets represented approximately one percent of McMoRan’s total average daily production for the third quarter of 2012 and three percent of its total estimated reserves at June 30, 2012. Independent reserve engineers’ estimates of proved reserves for the Assets at June 30, 2012, approximated 942,000 barrels of oil and 1.7 billion cubic feet of natural gas (7.4 billion cubic feet of natural gas equivalents). The transaction was effective July 1, 2012.

MMR-13

The combined net cash proceeds from the 2012 divestiture transactions referred to above totaled $55.9 million and assumed reclamation obligations totaled $45.6 million. McMoRan recorded net gains totaling $39.7 million in the fourth quarter of 2012 in connection with these transactions.

On September 8, 2011, McMoRan acquired Whitney Exploration LLC’s (Whitney) 2.97% working interest in Davy Jones and 2% working interest in Blackbeard East. Under the terms of the transaction, McMoRan issued approximately 2.8 million shares of its common stock and paid $10 million in cash to Whitney for these interests relating to drilling projects in process. McMoRan’s common stock price on the closing date was $12.36 per share. The fair value of the interests acquired approximated $49 million. The acquisition of Whitney’s interests had no material impact to McMoRan’s statements of operations on a pro forma basis.

On December 30, 2010, McMoRan completed the $1 billion acquisition of PXP’s shallow water Gulf of Mexico shelf assets (PXP Acquisition). Under the terms of the transaction, McMoRan issued 51 million shares of its common stock and paid $75.0 million in cash to PXP. In addition, the purchase price included $45.5 million associated with estimated revenues, expenses and capital expenditures attributable to the properties from the August 1, 2010 effective date through the December 30, 2010 closing date, and the assumption of approximately $8.8 million of related asset retirement obligations. The substantial majority of properties acquired from PXP represented their interests in certain deep gas and ultra-deep exploration projects that were jointly owned by McMoRan and PXP prior to the transaction. McMoRan incurred approximately $9.4 million in transaction related costs for the PXP Acquisition included in general and administrative expenses. Concurrent with the PXP Acquisition, McMoRan issued $700 million of 5.75% Convertible Perpetual Preferred Stock (5.75% preferred stock) and $200 million of 4% Convertible Senior Notes (4% convertible notes) to certain investors (Notes 7 and 9).

Subsequent Events

On January 28, 2013, McMoRan completed the sale of certain properties in the Breton Sound area to Century Exploration New Orleans, LLC (Century). Consideration consisted of the assumption of related abandonment obligations by Century of approximately $4.6 million and payment by McMoRan to Century of $0.6 million in cash (the Century Sale). The Century Sale properties represented approximately two percent of McMoRan’s total average daily production for the fourth quarter of 2012 and less than one percent of its total estimated reserves at December 31, 2012. Independent reserve engineers’ estimates of proved reserves for the Century Sale properties at December 31, 2012 totaled approximately 16,600 barrels of oil and natural gas liquids and 0.4 billion cubic feet of natural gas (0.5 billion cubic feet of natural gas equivalents). As of December 31, 2012 the estimated present value of future net cash flows discounted 10 percent (PV-10) was negative. The Century Sale was effective October 1, 2012.

On January 17, 2013, McMoRan completed the sale of its Laphroaig field to Energy XXI Limited for cash consideration, after closing adjustments, of $80 million and the assumption of approximately $0.6 million of related abandonment obligations. The Laphroaig field represented approximately 10 percent of McMoRan’s total average daily production for the fourth quarter 2012 and four percent of McMoRan’s total estimated reserves at December 31, 2012. Independent reserve engineers’ estimates of proved reserves for the Laphroaig field at December 31, 2012 approximated 101,000 barrels of oil and 8.7 billion cubic feet of natural gas (9.4 billion cubic feet of natural gas equivalents). The transaction was effective January 1, 2013. McMoRan may consider additional sales of noncore assets during 2013.

McMoRan expects to record gains totaling approximately $76.6 million in the first quarter of 2013 in connection with the Century Sale and the sale of the Laphroaig field.

MMR-14

4. Accounts Receivable and Major Customers

The components of accounts receivable follow (in thousands):

	December 31,
	2012	2011
Accounts receivable:
Customers	$28,901	$44,459
Joint interest partners	20,252	23,354
Other	3,395	4,272

Total accounts receivable	$52,548	$72,085

Sales of McMoRan’s oil and natural gas production to individual customers representing 10 percent or more of its total consolidated oil and gas revenues in each of the three years in the period ended December 31, 2012 is as follows:

	Years Ended December 31,
Individual Customer	2012	2011	2010
A	43%	41%	35%
B	16	13	<10
C	<10	16	14

All of McMoRan’s customers are located in the United States. McMoRan does not believe the loss of any of these purchasers would have a material adverse effect on its operations because oil and gas is a commodity in demand and alternative purchasers, if needed, are readily available.

5. Property, Plant and Equipment

The components of net property, plant and equipment follow (in thousands):

	December 31,
	2012	2011
Oil and gas property, plant and equipment	$4,238,921	$4,124,111
Other	30	30

	4,238,951	4,124,141
Accumulated depletion, depreciation and amortization	(1,844,429)	(1,942,215)

Property, plant and equipment, net	$2,394,522	$2,181,926

The components of McMoRan’s depletion, depreciation and amortization expense are summarized below (in thousands):

	Years Ended December 31,
	2012	2011	2010
Depletion and depreciation expense	$96,067	$165,277	$148,358
Accretion expense (Note 15)	31,562	71,496	26,525
Impairment charges/losses	46,188	71,129	107,179

Total depletion, depreciation and amortization expense	$173,817	$307,902	$282,062

MMR-15

As discussed in Note 1, when events and circumstances indicate that proved oil and gas property carrying amounts might not be recoverable from estimated future undiscounted cash flows, a reduction of the carrying amount to estimated fair value is required.

McMoRan recorded impairment charges during the year ended December 31, 2012 of $46.2 million to reduce net carrying values of certain of its oil and gas properties to fair value primarily due to negative revisions to estimated proved undeveloped reserves for one property, well performance issues, higher than anticipated recompletion costs for a certain property, a decline in market prices earlier in 2012, and other economic factors (Note 15). During the year ended December 31, 2011 McMoRan recorded impairment charges of $71.1 million primarily due to well performance issues, the decline in market prices for natural gas, and the impact of increased capitalized costs from asset retirement obligation adjustments for certain properties, and during the year ended December 31, 2010 McMoRan recorded impairment charges of $107.2 million due largely to declines in market prices for natural gas during those years and, with respect to certain properties, as a result of negative reserve revisions from well performance issues.

As discussed above, declines in market prices for primarily natural gas coupled with other operational factors triggered impairment assessments that ultimately resulted in significant impairment charges for several of McMoRan’s oil and gas property investments. Additional impairment charges may be recorded in future periods if market conditions experienced in recent years continue to weaken, or if other unforeseen operational issues occur that negatively impact McMoRan’s ability to fully recover its current investments in oil and gas properties.

Insurance

Hurricanes Gustav and Ike impacted McMoRan’s Gulf of Mexico operations prior to making landfall on the Louisiana and Texas coasts in September 2008. Although there was no significant damage to McMoRan’s properties resulting from Hurricane Gustav, Hurricane Ike caused significant structural damage to several platforms in which McMoRan had an investment interest. From the third quarter of 2008 through 2011, McMoRan recorded charges of approximately $200 million related to repair costs, property impairments and additional estimated reclamation costs associated with the damaged properties. In December 2011, McMoRan reached a settlement with its insurance underwriters to finalize all outstanding claims from the 2008 hurricane events. Including final settlement amounts, McMoRan recorded cumulative insurance recoveries of $154.6 million relating to the 2008 hurricane events. During 2012, McMoRan recognized $1.2 million of insurance proceeds related to a separate property damage claim. McMoRan recognized net insurance recoveries of $91.1 million in 2011 and $38.9 million in 2010.

MMR-16

6. Other Assets and Other Liabilities

McMoRan defers its financing costs associated with its debt instruments and amortizes the costs over the terms of the related instruments. The components of deferred financing costs follow (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
11.875% Senior Notes
(due November 2014)	$8,055	$(5,904)	$2,151	$8,055	$(4,753)	$3,302
Revolving Credit Facility
(matures June 2016)	13,162	(10,270)	2,892	13,122	(9,437)	3,685
5 1/4% Convertible Senior
Notes (due October 2013)	6,323	(6,281)	42	6,264	(6,264)	-
4% Convertible Senior
Notes (due December 2017)	1,563	(448)	1,115	1,563	(225)	1,338

	$29,103	$(22,903)	$6,200	$29,004	$(20,679)	$8,325

As of December 31, 2012, other long-term assets includes approximately $1.5 million of prepaid drilling rig costs which are amortized as a component of contractual rig charges over the term of the contract.

The components of other long-term liabilities follow (in thousands):

	December 31,
	2012	2011
Advances from third parties for future abandonment costs (Note 15)	$9,873	$12,542
Employee postretirement medical liability (Note 12)	3,416	3,676
Liability for management services (Note 14)	2,886	2,873
Nonqualified pension plan liability	933	1,453
Accrued workers compensation and group insurance	96	342

	$17,204	$20,886

7. Long-Term Debt

The components of McMoRan’s long-term debt follow (in thousands):

	December 31,
	2012	2011
11.875% senior notes (due 2014)	$300,000	$300,000
5 1/4% convertible senior notes, net of discount of $0 and $1,954 (due 2013)	67,832	66,223
4% convertible senior notes, net of discount of $10,530 and $12,637 (due 2017)	189,470	187,363
Credit facility	-	-

Total debt	557,302	553,586
Less current maturities	(67,832)	(66,223)

Long-term debt	$489,470	$487,363

McMoRan’s scheduled debt maturities are $67.8 million in 2013; $300 million in 2014; none in 2015 or 2016; and $200 million in 2017.

MMR-17

Variable Rate Senior Secured Revolving Credit Facility

During 2011 McMoRan entered into a new variable rate senior secured revolving credit facility (credit facility). The credit facility matures on June 30, 2016, provided that the facility will mature on August 16, 2014 if McMoRan’s 11.875% senior notes are not redeemed or refinanced with senior notes with a term extending at least through 2016 by that date. The credit facility’s borrowing capacity is $150 million. There were no borrowings outstanding under the credit facility as of December 31, 2012, although a $100 million letter of credit (LOC) in favor of a third party beneficiary for reclamation surety was outstanding against the facility. In January 2013, McMoRan reached agreement with the beneficiary to suspend the LOC requirement through June 30, 2013.

Availability under the credit facility is subject to a borrowing base calculated from estimates of MOXY’s oil and natural gas reserves, which is subject to redetermination by its lenders semi-annually each April and October. In the fourth quarter of 2012, in connection with the semi-annual redetermination of McMoRan’s borrowing base, McMoRan’s lenders affirmed the $150 million borrowing base subject to a continuing priority lien on $35 million of cash deposited in a separate deposit account until the next redetermination (second quarter of 2013). In February 2013, after giving effect to McMoRan’s sale of its Laphroaig field in January 2013 (Note 3), the amount of cash required for the separate account deposit was increased to $60 million. Use of the cash is unrestricted; however, to the extent McMoRan uses any portion of the cash prior to completion of the next redetermination, the borrowing base would be reduced on a dollar for dollar basis. The credit facility is secured by (1) substantially all the oil and gas properties of MOXY and its subsidiaries and (2) a pledge of McMoRan’s ownership interest in MOXY and MOXY’s ownership interest in each of its wholly owned subsidiaries.

Interest on the credit facility currently accrues at London Interbank Offered Rate (LIBOR) plus 2.00 percent, subject to increases or decreases based on usage as a percentage of the borrowing base. Fees associated with the letters of credit and the unused commitment fee are also subject to increases or decreases in the same manner. There were no borrowings under the credit facility in 2012, 2011 or 2010. Interest expense on the credit facility (including amortization of deferred financing costs and other facility fees) totaled $4.0 million in 2012, $4.3 million in 2011 and $6.2 million in 2010.

The credit facility contains covenants and other restrictions customary for oil and gas borrowing base credit facilities, including limitations on debt, liens, dividends, voluntary redemptions of debt, investments, asset sales and transactions with affiliates. In addition, the credit facility requires that McMoRan maintain certain financial tests, including a leverage test (Total Debt to EBITDAX, as those terms are defined in the credit facility, for the preceding four quarters), and a current ratio test (current assets to current liabilities, subject to certain adjustments as of the end of the quarter). McMoRan was in compliance with these covenants at December 31, 2012.

11.875% Senior Notes

On November 14, 2007, McMoRan completed the sale of $300 million of 11.875% senior notes (11.875% notes). Net proceeds from the sale of the 11.875% notes of approximately $292 million were used, along with additional borrowings under the credit facility, to repay remaining amounts outstanding on a previous bridge loan after application of the net proceeds from the concurrent public offerings of shares of McMoRan’s common stock and 6 3/4% mandatory convertible preferred stock (Note 9). The 11.875% notes are due on November 15, 2014 and are unconditionally guaranteed on a senior basis by MOXY and its subsidiaries (Note 18). McMoRan may redeem some or all of the 11.875% notes at its option at stated redemption prices. The indenture governing the 11.875% notes contains restrictions, including restrictions on incurring debt, creating liens, selling assets and entering

MMR-18

into certain transactions with affiliates. The covenants also restrict McMoRan’s ability to pay certain cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt and make certain investments. Interest expense on the senior notes during 2012, 2011 and 2010 totaled $36.8 million, including amortization of related deferred financing costs of $1.2 million in each of those years. The estimated fair value of the 11.875% notes (derived from level 2 inputs) was approximately $320.3 million at December 31, 2012 and $318.0 million at December 31, 2011.

4% Convertible Senior Notes

On December 30, 2010, McMoRan completed a private placement of $200 million of 4% convertible senior notes (4% convertible notes) due December 30, 2017 concurrent with the 5.75% convertible preferred stock offerings (Note 9) and the PXP Acquisition (Note 3). The 4% convertible notes are unsecured with semi-annual interest payments payable on February 15 and August 15 of each year. The 4% convertible notes are convertible, at the option of the holder at any time on or prior to maturity, into shares of McMoRan common stock at a conversion rate of 62.5 shares of McMoRan common stock, which is equal to an initial conversion price of $16.00 per share of McMoRan common stock per $1,000 principal amount of the notes. The conversion rate is subject to adjustment upon the occurrence of certain events. The 4% convertible notes are redeemable for cash by McMoRan beginning December 30, 2015 under certain conditions.

The terms of the 4% convertible notes were negotiated in September 2010, and the closing for the 4% convertible notes was contingent upon the approval by McMoRan’s stockholders of FCX’s investment in the 5.75% preferred stock offering (Note 9) and the PXP Acquisition. The Notes closed on December 30, 2010, the date of stockholder approval of the other concurrent transactions. Because the value of McMoRan’s common stock on the closing date ($17.18 per share) exceeded the conversion price ($16 per share) for the convertible notes issued, the 4% convertible notes included a beneficial conversion option. With respect to the 4% convertible notes, the intrinsic value of the beneficial conversion option was recognized as a $14.8 million debt discount and a $14.8 million increase to McMoRan’s additional paid-in-capital, which is being accreted through McMoRan’s earnings as adjustments to interest expense through the debt maturity date. McMoRan incurred approximately $1.6 million of debt issuance costs associated with the 4% convertible notes. The estimated fair value of the 4% convertible notes (derived from level 2 inputs) was approximately $224.7 million at December 31, 2012 and $232.6 million at December 31, 2011.

5  1/4% Convertible Senior Notes

On October 6, 2004, McMoRan completed a private placement of $140 million of 5 1/4% convertible senior notes due October 6, 2011 (2011 5 1/4% convertible notes). Net proceeds from the 2011 5 1/4% convertible notes, after fees and expenses, totaled $134.4 million, of which $21.2 million was used to purchase U.S. government securities to be held in escrow to pay the first six semi-annual interest payments on the notes. The 2011 5 1/4% convertible notes are otherwise unsecured.

During 2008, McMoRan privately negotiated transactions to induce the conversion of $40.2 million of the 2011 5 1/4% convertible notes into approximately 2.4 million shares of McMoRan’s common stock. McMoRan paid an aggregate $1.7 million in cash to induce these conversions, which was reflected as non-operating expense in the consolidated statements of operations.

On October 6, 2011, McMoRan completed an offer to exchange up to $74.7 million aggregate principal amount of 2011 5 1/4% convertible notes. 2011 5 1/4% convertible notes in the principal amount of $68.2 million were tendered and accepted for exchange for an equal principal amount of newly issued 5 1/4% Convertible Senior Notes due October 6, 2012 (2012 5 1/4% convertible notes). McMoRan

MMR-19

repaid $6.5 million of the remaining principal amount of 2011 5 1/4% convertible notes, which matured in accordance with their terms on October 6, 2011. The terms of the 2012 5 1/4% convertible notes were substantially the same as the terms of the 2011 5 1/4% convertible notes, except that the 2012 5 1/4% convertible notes had a maturity date of October 6, 2012. The impact of this exchange transaction, which was recorded as a modification of debt in the fourth quarter of 2011, resulted in the recognition of an approximate $2.6 million debt discount related to the fair value of the instruments’ embedded conversion option (derived from level 2 inputs) with discount accretion recorded as a component of interest expense over the one year term of the 2012 5 1/4% convertible notes. Debt modification accounting was applied to the 2011 note exchange transaction as the terms of the new notes were not substantially different from the terms of the previous notes exchanged.

On September 13, 2012, McMoRan completed an offer to exchange up to $68.2 million aggregate principal amount of 2012 5 1/4% convertible notes. 2012 5 1/4% convertible notes in the principal amount of $67.8 million were tendered and accepted for exchange for an equal principal amount of newly issued 5 1/4% Convertible Senior Notes due October 6, 2013 (2013 5 1/4% convertible notes). McMoRan repaid $0.3 million of the remaining principal amount of 2012 5 1/4% convertible notes, which matured in accordance with their terms on October 6, 2012. The terms of the 2013 5 1/4% convertible notes are substantially the same as the terms of the 2012 5 1/4% convertible notes, except that the 2013 5 1/4% convertible notes have a maturity date of October 6, 2013. The impact of this exchange transaction, which was recorded as a debt extinguishment in the third quarter of 2012, resulted in a loss on debt exchange of $6.0 million (derived from level 2 inputs). Debt extinguishment accounting was applied to the 2012 note exchange transaction as the change in fair value of the embedded conversion option between the previous notes exchanged and the new notes exceeded ten percent of the face value of the notes prior to the exchange.

Interest payments are payable on April 6 and October 6 of each year. The 5 1/4% notes are convertible at the option of the holder at any time prior to maturity into shares of McMoRan’s common stock at a conversion price of $16.575 per share. Since October 6, 2009, McMoRan had the option of redeeming the 5 1/4% notes for a price equal to 100 percent of the principal amount of the notes plus any accrued and unpaid interest on the notes prior to the redemption date, provided the closing price of McMoRan’s common stock exceeded 130 percent of the conversion price for at least 20 trading days in any consecutive 30-day trading period.

The estimated fair value of the 2013 5 1/4% convertible notes (derived from level 2 inputs) was $69.0 million at December 31, 2012 and the estimated fair value of the 2012 5 1/4% convertible notes was $73.6 million at December 31, 2011.

The fair value measures determined by McMoRan for purposes of its accounting and disclosures associated with its debt instruments are derived from inputs related to observable market transactions of instruments with comparable terms and similar issuer characteristics.

8. Derivative Contracts

In connection with the closing of the 2007 oil and gas property acquisition and related financing, MOXY entered into derivative contracts for a portion of the anticipated production from its proved developed producing oil and gas properties at the time of the acquisition for the years 2008 through 2010.

MMR-20

Because these oil and gas derivative contracts were not designated as hedges for accounting purposes, unrealized (gains) losses representing changes in the related fair values along with realized (gains) losses representing cash settlements were recognized immediately in McMoRan’s operating results at the reporting period. McMoRan’s realized and unrealized (gains) losses on these contracts were as follows for the year ended December 31, 2010 (in thousands):

Realized (gain) loss
Gas puts	$(1,453)
Oil puts	121
Gas swaps	(10,754)
Oil swaps	1,046

Total realized gain	(11,040)

Unrealized (gain) loss
Gas puts	578
Oil puts	(76)
Gas swaps	7,536
Oil swaps	(1,238)

Total unrealized loss	6,800

Net gain on oil and gas derivative contracts	$(4,240)

All remaining derivative contract positions matured on December 31, 2010.

9. Common Stock and Preferred Stock Offerings

On September 8, 2011, McMoRan issued approximately 2.8 million shares of its common stock in connection with acquiring Whitney’s working interests in Davy Jones and Blackbeard East, and on December 30, 2010, McMoRan issued 51 million shares of its common stock in connection with the PXP Acquisition (Note 3).

On December 30, 2010, McMoRan completed the private placement of $700 million of 5.75% convertible perpetual preferred stock (5.75% preferred stock) concurrent with the 4% senior note offering (Note 6) and the PXP Acquisition (Note 3). FCX, an affiliate of McMoRan (Note 14), purchased $500 million of the 5.75% preferred stock, and $200 million of the 5.75% preferred stock was purchased by institutional investors.

The 5.75% preferred stock is recorded at the liquidation preference value ($1,000 per share). Cumulative annual dividends accrue at 5.75% of the liquidation preference, payable quarterly on February 15, May 15, August 15 and November 15 of each year, which commenced on February 15, 2011. The 5.75% preferred stock is convertible, at the option of the holder, at any time into shares of McMoRan common stock at a conversion rate of 62.5 shares of McMoRan common stock per $1,000 liquidation preference of the 5.75% preferred stock, which is equal to an initial conversion price of $16.00 per share. The conversion rate is subject to adjustment upon the occurrence of certain events. On or after three years following the date of issuance, McMoRan may redeem some or all of the 5.75% preferred stock under certain conditions.

MMR-21

The terms of the 5.75% preferred stock were negotiated in September 2010 and closing for the transaction was subject to McMoRan stockholder approval. The transaction closed on December 30, 2010, the date of stockholder approval. Because the value of McMoRan’s common stock on the closing date ($17.18 per share) exceeded the conversion price ($16 per share) for the convertible instruments issued, the 5.75% preferred stock included a beneficial conversion option. The intrinsic value of the beneficial conversion option associated with the 5.75% preferred stock was recognized by McMoRan at the date of closing as a preferred stock discount and related preferred stock dividend resulting in a $51.6 million increase to additional paid-in-capital and a $51.6 million reduction to income applicable to common stockholders. McMoRan incurred approximately $5.7 million of offering costs associated with the 5.75% preferred stock.

In June 2009, McMoRan completed concurrent public offerings of 15.5 million shares of common stock at $5.75 per share and 86,250 shares of 8% convertible perpetual preferred stock (8% preferred stock) with an offering price of $1,000 per share. The net proceeds from these offerings, after deducting underwriters’ discounts and other expenses, were approximately $168.3 million.

The 8% preferred stock is recorded at the liquidation preference value ($1,000 per share), and dividends are paid quarterly. Each share of the 8% preferred stock is convertible into 146.1454 shares of McMoRan common stock (equivalent to a conversion price of $6.8425 per share), subject to certain anti-dilution adjustments. Beginning June 15, 2014, McMoRan has the right to redeem shares of the 8% preferred stock by paying cash, McMoRan common stock or any combination thereof for $1,000 per share plus accumulated and unpaid dividends, but only if the trading price of McMoRan’s common stock has exceeded 130% of the initial conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date McMoRan gives the redemption notice.

In 2010, McMoRan privately negotiated the induced conversion of approximately 64,200 shares of its 8% preferred stock with a liquidation preference of $64.2 million into approximately 9.4 million shares of McMoRan common stock (at a conversion rate equal to 146.1454 shares of common stock per share of 8% preferred stock). To induce the early conversions of the 8% preferred stock, McMoRan paid an aggregate of $12.2 million in cash and recorded such payments as preferred dividends.

In 2011, McMoRan privately negotiated the induced conversion of approximately 8,100 shares of its 8% preferred stock with a liquidation preference of $8.1 million into approximately 1.2 million shares of McMoRan common stock (at a conversion rate equal to 146.1454 shares of common stock per share of 8% preferred stock). To induce the early conversion of these shares of 8% preferred stock, McMoRan paid an aggregate of $1.5 million in cash and recorded such payments as preferred dividends.

During 2012, 1,917 shares of McMoRan’s 8% preferred stock were converted with a liquidation preference of $1.9 million into approximately 0.3 million shares of McMoRan common stock (at a conversion rate equal to 146.1454 shares of common stock per share of 8% preferred stock). At December 31, 2012, 12,082 shares of McMoRan’s 8% preferred stock remained outstanding.

MMR-22

10. Earnings Per Share

McMoRan had a net loss from continuing operations for each of the three years in the period ending December 31, 2012. Accordingly, McMoRan’s diluted per share calculation for these periods was equivalent to its basic net loss per share calculation because it excluded the assumed exercise of stock options whose exercise prices were less than the average market price of McMoRan’s common stock during these periods, as well as the assumed conversion of McMoRan’s 5.75% preferred stock, 8% preferred stock, 6 3/4% preferred stock, 4% convertible notes and 5 1/4% convertible notes. These instruments were excluded for these periods because they were considered to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share for these periods. The excluded common share amounts are summarized below (in thousands):

	Years Ended December 31,
	2012	2011	2010
In-the-money stock options [a,b]	1,006	1,332	2,938
Shares issuable upon assumed conversion of:
5.75% preferred stock [c]	43,750	43,750	120
8% preferred stock [d]	1,925	2,175	2,875
6 3/4% preferred stock [e]	-	-	1,317
4% convertible notes [f]	12,500	12,500	34
5 1/4% convertible notes [g]	4,092	4,414	4,508

a.	McMoRan uses the treasury stock method to determine the amount of in-the-money stock options to include in its diluted earnings per share calculation.
b.	Represents stock options with an exercise price less than the average market price for McMoRan’s common stock for the periods presented.
c.	Amount represents total equivalent common stock shares assuming conversion of 5.75% preferred stock (Note 9). The 2010 amount is reduced from the total 43.8 million equivalent shares that would have been issued upon conversion to reflect the weighted average impact of the number of days the preferred stock was outstanding in 2010. Preferred dividends and other charges totaled $40.3 million in 2012, $40.1 million in 2011 and $51.8 million in 2010.
d.	Amount represents total equivalent common stock shares assuming conversion of 8% preferred stock (Note 9). Preferred dividends and inducement payments totaled $1.0 million in 2012, $2.7 million in 2011 and $14.9 million in 2010.
e.

Amount represents total equivalent common stock shares assuming conversion of 6 3/4% preferred stock (Note 9). Preferred dividends, amortization of convertible preferred stock issuance costs and inducement payments for the early conversion of preferred stock totaled $9.4 million in 2010.

f.	Amount represents total equivalent common stock shares assuming conversion of 4% convertible notes (Note 7). There was no net interest expense on the 4% convertible notes in 2012 and net interest expense totaled $1.6 million in 2011. The 2010 amount is reduced from the total 12.5 million equivalent shares that would have been issued upon conversion to reflect the weighted average impact of the number of days the debt was outstanding in 2010.
g.

Amount represents total equivalent common stock shares assuming conversion of 5 1/4% convertible notes (Note 7). There was no net interest expense on the 5 1/4% convertible notes in 2012 and net interest expense totaled $0.7 million in 2011 and $4.4 million in 2010.

Outstanding stock options excluded from the computation of diluted net income (loss) per share of common stock because their exercise prices were greater than the average market price of McMoRan’s common stock during the periods presented are as follows:

	Years Ended December 31,
	2012	2011	2010
Outstanding options (in thousands)	11,604	6,999	7,696
Average exercise price	$15.77	$17.29	$16.53

MMR-23

11. Discontinued Operations

In November 1998, McMoRan acquired Freeport Energy, a business engaged in the purchasing, transporting, terminaling, processing, and marketing of recovered sulphur and the production of oil reserves at Main Pass. Prior to August 31, 2000, Freeport Energy was also engaged in the mining of sulphur. In June 2002, Freeport Energy sold substantially all of its remaining sulphur assets. As discussed in Note 1, all of McMoRan’s sulphur operations and major classes of assets and liabilities are classified as discontinued operations in the accompanying consolidated financial statements. All of McMoRan’s sulphur results are included in the accompanying consolidated statements of operations within the caption “Loss from discontinued operations.”

The table below provides a summary of the discontinued results of operations (in thousands):

	Years Ended December 31,
	2012	2011	2010
Accretion and other sulphur reclamation and contingency obligations	$6,711	$9,503	$1,415
Caretaking costs - Port Sulphur	1,117	1,556	2,923
Environmental remediation activities, net of Insurance and other reimbursements	(2,018)	(1,266)	36
Sulphur retiree costs (credits)	1,072	(1,135)	(1,330)
General and administrative and legal	130	230	382
Insurance	222	228	213
Other	27	248	(273)

Loss from discontinued operations	$7,261	$9,364	$3,366

Exit From Sulphur Business

In connection with the June 2002 sale of assets, McMoRan also agreed to be responsible for certain related historical environmental obligations and also agreed to indemnify the purchaser from certain potential liabilities with respect to the historical sulphur operations engaged in by Freeport Sulphur and its predecessor and successor companies, including reclamation obligations. In addition, McMoRan assumed, and agreed to indemnify the purchaser from certain potential obligations, including environmental obligations, other than liabilities existing and identified as of the closing of the sale associated with historical oil and gas operations undertaken by the Freeport-McMoRan companies prior to the 1997 merger of Freeport-McMoRan Inc. and IMC Global Inc. Cumulative legal fees and related settlement amounts incurred since 2002 with respect to this indemnification total approximately $1.2 million (Note 15).

Sulphur Reclamation Obligations

McMoRan is currently meeting its financial obligations relating to the future abandonment of its former Main Pass sulphur facilities with BSEE using financial assurances from MOXY. McMoRan and its subsidiaries’ ongoing compliance with applicable BSEE requirements will be subject to meeting certain financial and other criteria.

MMR-24

12. Employee Benefits

Stock-Based Awards. At December 31, 2012, McMoRan had four stockholder-approved stock incentive plans. Under each plan McMoRan is authorized to issue a fixed amount of stock-based awards, which include stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs) and other stock-based awards that are issuable in or valued by McMoRan common shares. Below is a summary of McMoRan’s stock incentive plans.

Plan	Authorized amount of stock-based awards	Shares available for grant at December 31, 2012
2008 Stock Incentive Plan (2008 Plan)	11,500,000	2,584,084
2005 Stock Incentive Plan (2005 Plan)	3,500,000	125
2004 Director Compensation Plan (2004 Directors Plan)	175,000	1,000

Restricted Stock Units. Under McMoRan’s incentive plans, its Board of Directors granted 30,000 RSUs in 2012, 30,000 RSUs in 2011 and 48,500 RSUs in 2010. The RSUs are converted ratably into an equivalent number of shares of McMoRan common stock on the first three anniversaries of the grant date, except for RSUs granted to the non-management directors, which vest incrementally over the first four anniversaries of the grant date. RSUs converted into common stock totaled 29,207 shares in 2012, 21,088 shares in 2011 and 18,596 shares in 2010. Upon issuance of the RSUs, unearned compensation equivalent to the market value at the date of grant is recorded as deferred compensation in stockholders’ equity and is charged to expense over the three or four-year vesting period of each respective grant. McMoRan charged approximately $0.4 million of this deferred compensation to expense in each of the years ending December 31, 2012, 2011 and 2010.

Stock Options. McMoRan’s Board of Directors grants stock options under its stock incentive plans. Except for certain awards described below, the stock options become exercisable in 25 percent annual increments beginning one year from the date of grant and expire ten years after the date of grant. Under the terms of the stock incentive plans all unvested options become fully vested and exercisable upon a change of control with respect to McMoRan’s ownership (Note 2). A summary of stock options outstanding follows:

	2012		2011		2010
	Number of Options	Average Option Price	Number of Options	Average Option Price	Number of Options	Average Option Price
Beginning of year	13,265,500	$14.15	11,867,750	$13.69	10,446,250	$13.37
Granted	2,073,500	12.76	1,857,500	17.27	1,821,500	15.57
Exercised	(656,250)	7.86	(98,750)	9.58	(154,500)	13.75
Expired/forfeited	(640,500)	13.98	(361,000)	16.21	(245,500)	14.00

End of year	14,042,250	14.25	13,265,500	14.15	11,867,750	13.69

Exercisable at end of year	10,669,875		10,040,748		8,920,187

The total intrinsic value of options exercised during the years ended December 31, 2012, December 31, 2011 and 2010 was $5.2 million, $0.9 million and $2.1 million, respectively. The weighted average fair value per share of shares vested during the years ended December 31, 2012,

MMR-25

2011 and 2010 was $10.97, $11.31 and $11.42, respectively. The total intrinsic value of all McMoRan options outstanding at December 31, 2012 was $17.0 million with a weighted average life of 4.7 years. The total intrinsic value of exercisable options totaled $14.0 million at December 31, 2012. The exercisable options had a weighted average life of 4.1 years and a weighted average exercise price of $14.35.

The Co-Chairmen of McMoRan’s Board of Directors and McMoRan’s Treasurer agreed to forgo all cash compensation during each of the three years ended December 31, 2012. In lieu of cash compensation, McMoRan has granted the Co-Chairmen and Treasurer stock options that are immediately exercisable upon grant and have a term of ten years. These grants to the Co-Chairmen and Treasurer totaled 445,000 options at an exercise price of $13.00 per share in February 2012, 445,000 options at an exercise price of $17.25 per share in February 2011 and 445,000 options at an exercise price of $15.73 per share in February 2010. The Co-Chairmen and Treasurer also received additional grants totaling 380,000 stock options in February 2012, February 2011 and February 2010 (with the same respective periods’ exercise prices stated above), all of which vest ratably over a four-year period.

Compensation cost charged against earnings for stock-based awards is shown below (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cost of options awarded to employees (including directors) [a]	$15,094	$17,230	$17,435
Cost of options awarded to non-employees	1,917	654	870
Cost of restricted stock units	434	441	402

Total stock-based compensation cost	$17,445	$18,325	$18,707

a.	Includes $4.0 million, $4.9 million and $4.7 million of compensation charges associated with immediately vested stock options granted to certain executive officers (including McMoRan’s Co-Chairmen and Treasurer) during 2012, 2011 and 2010, respectively. Also includes $2.0 million, $2.3 million and $2.0 million of compensation charges related to stock options granted to retirement-eligible employees, which resulted in one-year’s compensation expense being immediately recognized at the date of the stock option grant during 2012, 2011 and 2010, respectively.

A summary of the classification of stock-based compensation by financial statement line item for the three years in the period ended December 31, 2012 is as follows (in thousands):

	2012	2011	2010
General and administrative expenses	$9,755	$9,944	$9,750
Exploration expenses	7,651	8,266	8,639
Main Pass Energy Hub costs	39	115	318

Total stock-based compensation cost	$17,445	$18,325	$18,707

As of December 31, 2012, total compensation cost related to nonvested, approved stock option awards not yet recognized in earnings was approximately $16.0 million, which is expected to be recognized over a weighted average period of one year. However, should the definitive merger agreement with FCX be finalized (Note 2) certain outstanding stock options will fully vest in accordance with change of control provisions in the respective stock option agreements. Currently with the execution of the merger agreement, certain officers of McMoRan (specifically, the Co-Chairmen of the Board of Directors, Chief Financial Officer and Treasurer) waived their contractual right to accelerated vesting of equity awards as a result of the FCX/MMR merger.

MMR-26

The fair value of option awards is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on implied volatilities from the historical volatility of McMoRan’s stock, and to a lesser extent, on traded options on McMoRan’s common stock. McMoRan uses historical data to estimate option exercise, forfeitures and expected life of the options. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option at the date of grant. McMoRan has not paid, and is currently not permitted to pay, cash dividends on its common stock. The weighted average fair value of stock options granted and assumptions used to value stock option awards during the years ended December 31, 2012, 2011 and 2010 are noted in the following table:

	2012	2011	2010
Weighted average fair value of stock options granted [a]	$8.49	$10.76	$10.04
Expected and weighted average volatility	72.13%	62.43%	66.79%
Expected life of options (in years) [a]	6.88	6.71	6.62
Risk-free interest rate	1.31%	2.58%	3.02%

a.	Excludes stock options that were granted with immediate vesting (445,000 shares, including 400,000 shares granted to the Co-Chairmen in lieu of cash compensation for 2012, 2011 and 2010). The expected life and fair value of stock options on the respective grant dates during the years ended December 31, 2012, 2011 and 2010 for such option awards are as follows:

	2012	2011	2010
Expected life (in years)	7.73	7.44	7.22
Fair value of stock option on date of grant	$9.04	$11.05	$10.60

On January 28, 2013, McMoRan’s Board of Directors granted a total of 928,000 stock options to its employees at an exercise price of $15.91 per share, which vest ratably over a four-year period.

Other Benefits. McMoRan provides certain health care and life insurance benefits (Other Benefits) to retired employees. McMoRan has the right to modify or terminate these benefits. For the year ended December 31, 2012, the health care trend rate used for Other Benefits was 8.0 percent in 2012, decreasing ratably annually until reaching 4.5 percent in 2029. For the year ended December 31, 2011, the health care trend rate used for Other Benefits was 7.9 percent in 2011, decreasing ratably annually until reaching 4.5 percent in 2028. A one-percentage-point increase or decrease in assumed health

MMR-27

care cost trend rates would not have a significant impact on service or interest costs. Information on the Other Benefits plan follows (in thousands):

	Years Ended December 31,
	2012	2011
Change in benefit obligation:
Benefit obligation at the beginning of year	$(4,155)	$(4,449)
Service cost	(63)	(53)
Interest cost	(153)	(191)
Actuarial gains (losses)	-	353
Participant contributions	(207)	(217)
Benefits paid	737	402

Benefit obligation at end of year	(3,841)	(4,155)

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Return on plan assets	-	-
Employer/participant contributions	737	402
Benefits paid	(737)	(402)

Fair value of plan assets at end of year	-	-

Funded status	$(3,841)	$(4,155)

Weighted-average assumptions :
Discount rate	3.6%	4.2%
Expected return on plan assets	-	-
Rate of compensation increase	-	-

Expected benefit payments for the Other Benefits plan approximate $0.4 million in each of the three years ending December 31, 2015, $0.3 million in the years ending December 31, 2016 and 2017 and a total of $1.2 million during the five years thereafter. The components of net periodic benefit cost for McMoRan’s plans follow (in thousands):

	Other Benefits
	2012	2011	2010
Service cost	$63	$53	$49
Interest cost	153	191	214
Return on plan assets	-	-	-
Amortization of prior service costs	(40)	(40)	(40)

Net periodic benefit cost	$176	$204	$223

Included in accumulated other comprehensive loss at December 31, 2012, are prior service costs of $0.1 million that have not been recognized in net periodic benefit costs associated with the Other Benefits. The total amount expected to be recognized into net periodic costs in 2013 associated with these prior service credits and actuarial gains and losses is immaterial.

McMoRan has an employee savings plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute up to 75 percent of their pre-tax compensation, subject to certain limits prescribed by the Internal Revenue Code. McMoRan matches 100 percent of each employees’ contribution up to a maximum of 5 percent of each employees’ annual basic compensation amount. In this plan, participants exercise control and direct the investment of their contributions and account balances among various investment options. In connection with the termination of its defined

MMR-28

benefits plan, McMoRan enhanced the savings plan for substantially all its employees. Pursuant to the enhancements, McMoRan contributes amounts to individual employee accounts totaling either 4 percent or 10 percent of each employee’s pay, depending on a combination of each employee’s age and years of service with McMoRan. Participants who were actively employed on January 1, 2009 became fully vested in the matching contributions. Plan participants vest in McMoRan’s enhanced contributions upon completing three years of service with McMoRan. For employees whose eligible compensation exceeds certain levels, McMoRan provides an unfunded defined contribution plan. The balance of this liability totaled $0.6 million on December 31, 2012 and $1.1 million on December 31, 2011.

McMoRan’s results of operations reflect charges to expense totaling $1.0 million in 2012, $1.0 million in 2011 and $1.1 million in 2010 for its aggregate matching contributions for the Section 401(k) savings plan and the defined contribution plan. Additionally, McMoRan has other employee benefit plans, certain of which are related to McMoRan’s performance, which costs are recognized currently in general and administrative expense.

McMoRan also has a contractual obligation to reimburse a third party for a portion of its postretirement benefit costs relating to certain former retired sulphur employees (Note 15).

13. Income Taxes

McMoRan has a net deferred tax asset of $494.7 million as of December 31, 2012, resulting from net operating loss carryforwards and other temporary differences related to McMoRan’s activities. McMoRan has provided a valuation allowance, including approximately $42.4 million associated with McMoRan’s discontinued sulphur operations, for the full amount of these net deferred tax assets. McMoRan’s effective tax rate would be impacted in future periods to the extent these deferred tax assets are recognized. McMoRan will continue to assess whether or not its deferred tax assets can be recognized based on operating results in future periods. McMoRan has no material uncertain tax positions as of December 31, 2012.

As of December 31, 2012 and 2011, McMoRan had federal tax net operating loss carryforwards (NOLs) of approximately $952.9 million and $733.9 million, respectively, and state tax NOLs of approximately $341.8 million and $300.5 million, respectively. These NOLs are scheduled to expire in varying amounts between tax years 2013 through 2032.

Federal tax regulations impose certain annual limitations on the utilization of NOLs from prior periods when a defined level of change in the stock ownership of certain stockholders is exceeded. If a corporation has a statutorily defined change of ownership, its ability to use its existing NOLs could be limited by Section 382 of the Internal Revenue Code depending upon the level of future taxable income generated in a given year and other factors. McMoRan determined that such a change of ownership occurred during 2010, which, depending upon the amounts and timing of future taxable income generated, may limit McMoRan’s ability to use its existing NOLs to fully offset taxable income in individual future periods.

Interest or penalties associated with income taxes are recorded as components of the provision for income taxes, although no such amounts have been recognized in the accompanying financial statements. Currently, McMoRan’s major taxing jurisdictions are the United States (federal) and Louisiana. Tax periods open to audit for McMoRan primarily include federal and Louisiana income tax returns subsequent to 2008. NOLs amounts prior to this time are also subject to audit.

MMR-29

The components of McMoRan’s deferred tax assets (liabilities) at December 31, 2012 and 2011 follow (in thousands):

	December 31,
	2012	2011
Federal and state net operating loss carryforwards	$349,479	$271,073
Property, plant and equipment	(4,626)	21,150
Reclamation and shutdown reserves	92,055	120,449
Deferred compensation, postretirement and pension benefits and accrued liabilities	50,033	44,311
Other, net	7,716	2,403
Less: valuation allowance	(494,657)	(459,386)

Net deferred tax asset	$-	$-

Reconciliations of the differences between income taxes computed at the federal statutory tax rate and the income taxes recorded follow (in thousands):

	Years Ended December 31,
	2012	2011	2010
Income tax benefit computed at the federal statutory income tax rate	$36,503	$5,588	$42,119
Change in valuation allowance	(36,585)	(7,357)	(43,098)
State NOLs (not impacting federal tax)	2,146	1,870	1,083
Other	(2,064)	(101)	(104)

Federal income tax benefit (provision)	-	-	-
State income tax benefit (provision)	-	-	-

Total income tax benefit (provision)	$-	$-	$-

14. Transactions with Affiliates

FM Services Company, a wholly owned subsidiary of FCX and a company with which McMoRan shares certain common executive management, provides McMoRan with certain administrative, financial and other services on a contractual basis. These service costs, which include related overhead amounts, including rent for the New Orleans, Louisiana corporate headquarters, totaled $7.7 million in 2012, $7.9 million in 2011 and $7.7 million in 2010. Management believes these costs do not differ materially from the costs that would have been incurred had the relevant personnel providing the services been employed directly by McMoRan. At each of December 31, 2012 and 2011, McMoRan had an obligation to fund $2.9 million of FM Services costs, primarily reflecting long-term employee pension and postretirement medical obligations (Notes 6 and 12).

On December 30, 2010, FCX purchased 500,000 shares of McMoRan’s 5.75% preferred stock (Note 9).

On December 5, 2012, McMoRan signed a definitive merger agreement under which FCX will acquire McMoRan for approximately $3.4 billion in cash, or $2.1 billion net of the 36 percent McMoRan ownership interest currently held by FCX and PXP (Note 2).

15. Commitments and Contingencies

Oil and Gas Operations. McMoRan has $118.9 million of estimated commitments related to its planned oil and gas exploration and development activities, including costs related to projects currently

MMR-30

in progress, inventory purchase commitments and other exploration expenditures. Included in this amount is $16.0 million of expenditures for drilling rig contract charges anticipated to be expended over the next year which McMoRan expects to share with its partners in its exploration program.

Long-Term Contracts and Operating Leases. McMoRan’s primary operating leases involve renting office space in two buildings in Houston, Texas, which expire in April 2014 and July 2014, and office space in Lafayette, Louisiana, which expires in November 2015. At December 31, 2012, McMoRan’s total minimum annual contractual charges aggregated $4.1 million, with payments totaling $2.5 million in 2013, $1.5 million in 2014 and $0.1 million in 2015. Rent expense, including rent allocated to McMoRan by FM Services (Note 14), totaled $3.0 million in each of the years in the three year period ended December 31, 2012.

Other Liabilities. Freeport Energy has a contractual obligation to reimburse a third party a portion of its postretirement benefit costs relating to certain retired former sulphur employees of Freeport Energy. This contractual obligation totaled $1.8 million at December 31, 2012 and $1.5 million at December 31, 2011, including $0.5 million and $0.7 million in current liabilities from discontinued operations, respectively. A third-party actuarial consultant assesses the estimated related future costs associated with this contractual liability on an annual basis using current health care trend costs and incorporating changes made to the underlying benefit plans of the third party. The assessment at year end 2012 used an initial health care cost trend rate of 8.0 percent in 2012 decreasing ratably to 4.5 percent in 2029. The assessment at year end 2011 used an initial health care cost trend rate of 7.9 percent in 2011 decreasing ratably to 4.5 percent in 2028. McMoRan applied a discount rate of 8.5 percent at December 31, 2012 and 2011 to the consultant’s future cost estimates. McMoRan increased the liability by $0.8 million at December 31, 2012 primarily due to estimated increases in future health claim costs resulting from higher than expected actual health claim reimbursements and higher health trend costs. McMoRan reduced the liability by $1.6 million at December 31, 2011, due to lower than expected actual health claim reimbursements at that time, partially offset by higher health trend costs. Future revisions to this estimate resulting from changes in assumptions or actual results varying from projected results will be recorded in earnings.

Environmental and Reclamation. McMoRan has made, and will continue to make, expenditures for the protection of the environment. McMoRan is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to McMoRan’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. Cumulative legal fees and related settlement amounts incurred with respect to historical oil and gas liabilities McMoRan assumed from IMC Global since 2002 total approximately $1.2 million. No additional amounts have been recorded because no specific liability requiring McMoRan to fund any material future amounts has been identified and assessed to be probable.

Since 2007 McMoRan has funded over $430 million of reclamation costs to settle a significant portion of the asset retirement obligations assumed in an oil and gas property acquisition in 2007, including certain properties damaged in the 2008 hurricanes. McMoRan’s estimates of existing asset retirement obligations involve inherent uncertainties and are subject to change over time as a result of several factors, including, without limitation, changes in the industry’s regulatory environment, changes in the cost and availability of required equipment and expertise to complete the work, changes in timing, and changes in scope that are identified as reclamation projects progress. McMoRan revises its reclamation estimates, as appropriate, when such changes in estimates become known.

The results from these reclamation activities as well as information obtained from other industry sources indicate that the cost to conduct reclamation projects in the offshore Gulf of Mexico region has risen in recent years, particularly since the occurrence of the 2010 Deepwater Horizon incident. As a

MMR-31

result, McMoRan re-assessed the estimates of substantially all of its oil and gas property asset retirement obligations in 2011. As a result of this assessment McMoRan revised its estimates related to certain, ongoing and/or near term reclamation projects resulting in an increase to accretion expense of approximately $57.3 million in 2011. Approximately $19.8 million of these charges were reimbursed to McMoRan under its insurance policies related to damage restoration costs resulting from the 2008 hurricane events. In addition, McMoRan also revised its estimates related to certain longer term producing properties resulting in adjustments that increased property, plant and equipment by approximately $54.6 million in 2011.

For year ended December 31, 2012 McMoRan recorded approximately $17.6 million to accretion expense related to certain ongoing reclamation projects and approximately $7.7 million of adjustments for certain longer term producing properties, the impact of which increased property, plant and equipment.

Revisions made for certain properties depending upon the respective circumstances include consideration of the following: (1) the inclusion of estimates for new properties; (2) changes in the projected timing of certain reclamation costs because of changes in the estimated timing of the depletion of the related proved reserves for McMoRan’s oil and gas properties and new estimates for the timing of the reclamation for the structures comprising the MPEHtm project and former sulphur facilities at Main Pass; (3) changes in the reclamation costs based on revised estimates of future reclamation work to be performed; and (4) when applicable, changes in McMoRan’s credit-adjusted, risk-free interest rate. McMoRan’s credit adjusted, risk-free interest rates ranged from 4.2 percent to 8.2 percent at December 31, 2012, 4.1 percent to 6.4 percent at December 31, 2011 and 4.6 percent to 9.9 percent at December 31, 2010. At December 31, 2012, McMoRan’s estimated undiscounted reclamation obligations, including inflation and market risk premiums, totaled $369.4 million, including $41.4 million associated with its remaining sulphur obligations. A rollforward of McMoRan’s consolidated discounted asset retirement obligations (including both current and long term liabilities) follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Oil and Natural Gas
Asset retirement obligation at beginning of year	$326,394	$358,624	$428,711
Liabilities settled	(76,217)	(153,357)	(124,142)
Scheduled accretion expense [a]	14,005	14,192	17,095
Reclamation costs assumed	3,040	-	2,268
Properties sold	(45,640)	-	(411)
Liabilities recorded in 2010 property acquisition	-	-	9,882
Revision for changes in estimates – charged to operations [a]	17,556	57,304	9,041
Revision for changes in estimates – adjustments to property, plant and equipment, net	7,663	54,604	16,180
Other, net	(1,221)	(4,973)	-

Asset retirement obligations at end of year	$245,580	$326,394	$358,624

Sulphur
Asset retirement obligations at beginning of year	$17,745	$25,266	$27,452
Liabilities settled	(4,145)	(13,425)	(3,601)
Scheduled accretion expense [b]	1,093	1,542	1,415
Revision for changes in estimates [b]	2,742	4,362	-

Asset retirement obligation at end of year	$17,435	$17,745	$25,266

a.	Accretion expense and other charges to operations are included within depletion, depreciation and amortization expense in the accompanying consolidated statements of operations.
b.	Included within loss from discontinued operations.

MMR-32

At December 31, 2012, McMoRan had $4.9 million in restricted investments associated with third party prepayments of their share of future abandonment costs and $56.4 million held in escrow associated with surety funding requirements in favor of a third party related to a portion of the reclamation obligations assumed in a 2007 oil and gas property acquisition. McMoRan is required to make quarterly installment payments under this arrangement totaling $5.0 million per year until certain requirements under the arrangement are met. These restricted funds are classified as long-term restricted cash in the accompanying consolidated balance sheets.

Litigation. McMoRan may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of its business. Management believes that potential liability from any of these pending or threatened proceedings will not have a material adverse effect on McMoRan’s financial condition or results of operations.

Between December 11, 2012 and December 26, 2012, ten putative class actions challenging the FCX/MMR merger were filed on behalf of all McMoRan stockholders by purported McMoRan stockholders. Nine were filed in the Court of Chancery of the State of Delaware (the “Court of Chancery”). On January 25, 2013, the Court of Chancery consolidated the actions into a single action, In re McMoRan Exploration Co. Stockholder Litigation, No. 8132-VCN. One action was also filed on December 19, 2012 in the Civil District Court for the Parish of Orleans of the State of Louisiana, Langley v. Moffett et al., No. 2012-11904. The defendants in these lawsuits include McMoRan, members of the McMoRan board of directors, FCX, INAVN Corp., a wholly-owned subsidiary of FCX (the “merger sub”), another subsidiary of FCX, the Gulf Coast Ultra Deep Royalty Trust and PXP. The lawsuits allege, among other things, that members of the McMoRan board of directors breached their fiduciary duties to McMoRan’s stockholders because they, among other things, pursued their own interests at the expense of stockholders and failed to maximize stockholder value with respect to the merger, and that FCX, the merger sub and PXP aided and abetted that breach of fiduciary duties. The consolidated Delaware action also asserts claims derivatively on behalf of McMoRan. These lawsuits seek, among other things, an injunction barring or rescinding the FCX/MMR merger, damages, and attorney’s fees and costs.

In addition, between December 14, 2012 and January 16, 2013, thirteen derivative actions challenging the FCX/MMR merger and/or the FCX/PXP merger were filed on behalf of FCX by purported FCX stockholders. Ten were filed in the Court of Chancery of the state of Delaware and three were filed in the Superior Court of the State of Arizona, County of Maricopa (the “Arizona Superior Court”). On January 25, 2013, the Court of Chancery consolidated the Delaware actions into a single action, In re Freeport-McMoRan Copper & Gold, Inc. Derivative Litigation, No. 8145-VCN. On January 17, 2013, the Arizona Superior Court consolidated two of the Arizona actions into In re Freeport-McMoRan Derivative Litigation, No. CV2012-018351. A third Arizona complaint, Harris v. Adkerson et al., No. CV2013-004163, filed on January 16, 2013, has not yet been consolidated. The defendants in these lawsuits include directors and certain officers of FCX, two FCX subsidiaries, McMoRan and certain of McMoRan’s directors and officers, and PXP and certain of PXP’s directors. These lawsuits allege, among other things, that the FCX directors breached their fiduciary duties to FCX’s stockholders because they, among other things, pursued their own interests at the expense of stockholders in approving the FCX/MMR merger and the FCX/PXP merger. These lawsuits further allege that the other defendants aided and abetted that breach of fiduciary duties. These lawsuits seek, among other things, an injunction barring or rescinding both the FCX/MMR merger and the FCX/PXP merger and requiring submission of both the FCX/MMR merger and the FCX/PXP merger to a vote of FCX stockholders, damages, and attorneys’ fees and costs. The McMoRan and FCX defendants believe the lawsuits are without merit and intend to defend vigorously against them.

MMR-33

16. Main Pass Energy HubTM Project

McMoRan’s long-term business objective of the Main Pass Energy HubTM (MPEHTM) is to maximize the value of the offshore structures used in its former sulphur operations located at Main Pass in the Gulf of Mexico, 38 miles east of Venice, Louisiana. Currently McMoRan’s subsidiary, Freeport-McMoRan Energy LLC, and a third party are engaged in efforts to utilize the MPEH™ as a potential deepwater port facility/terminal to receive, store, condition and liquefy domestic natural gas for export as LNG. Natural gas would be received by a pipeline at MPEHTM ,processed and then transferred to on-site floating liquefaction storage and offloading vessels for liquefaction and offloading to LNG transport vessels for export to foreign locations. MPEH™ is located close to significant Gulf Coast natural gas production and numerous interstate pipelines and offshore gathering systems. The project would utilize existing offshore structures of the MPEH™, which was approved by the U.S. Maritime Administration in 2007 as a deepwater port for the importation and regasification of LNG, conditioning of natural gas to produce NGLs, and storage of natural gas in salt caverns. Modification of the Main Pass facilities to accommodate use as an LNG export facility would require additional permit approvals.

On January 4, 2013, the Department of Energy authorized MPEH™ to export domestically produced LNG by vessel from the proposed MPEH™ to any country that has or subsequently enters into a free trade agreement (FTA) with the United States. The approval allows export of up to 24 million tonnes of LNG per annum (3.2 Bcf per day) for a 30-year term, beginning on the earlier of the date of first export or 8 years from the date the authorization is issued (January 4, 2021), pursuant to one or more long-term contracts with third parties that do not exceed the term of this authorization. A non-FTA application, seeking approval to export to countries without free trade agreements with the United States, is being developed.

McMoRan is engaged in studies to define the project and related permitting requirements and is developing commercial arrangements required to support the significant capital investments involved in the MPEH™ project. The ultimate outcome of its efforts to enter into commercial arrangements on reasonable terms to develop the MPEH™ project and obtain additional financing to fund the MPEH™ project is subject to various uncertainties, many of which are beyond McMoRan’s control.

The costs associated with the establishment of the MPEH™ project have been charged to expense in the accompanying consolidated statements of operations. These costs will continue to be charged to expense until commercial feasibility is established. McMoRan incurred costs for the MPEH™ project totaling $0.3 million in 2012, $0.6 million in 2011 and $1.0 million in 2010.

17. Supplementary Oil and Gas Information

McMoRan’s oil and gas exploration, development and production activities are primarily conducted offshore in the Gulf of Mexico and onshore in the Gulf Coast region of the United States. Supplementary information presented below is prepared in accordance with requirements prescribed by U.S. generally accepted accounting principles.

Oil and Gas Capitalized Costs.

	Years Ended December 31,
	2012	2011
	(In Thousands)
Unproved properties	$1,962,441	$1,575,806
Proved properties	2,276,480	2,548,305

Subtotal	4,238,921	4,124,111
Less accumulated depreciation and amortization	(1,844,429)	(1,942,215)

Net oil and gas properties	$2,394,492	$2,181,896

MMR-34

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities.

	Years Ended December 31,
	2012	2011	2010
	(In Thousands)
Acquisition of properties:
Proved	$-	$-	$191,605
Unproved	-	49,123	819,001
Exploration costs	514,761	556,337	207,806
Development costs	21,295	54,399	53,465

	$536,056	$659,859	$1,271,877

The following table reflects the net changes in McMoRan’s capitalized exploratory well drilling costs during each of the three years in the period ended December 31, 2012 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Beginning of year	$689,661	$218,524	$62,649
Additions to capitalized exploratory well costs pending determination of proved reserves	471,804	504,142	163,563
Reclassifications to wells, facilities, and equipment based on determination of proved reserves	-	-	-
Amounts charged to expense	(40,114)	(33,005)	(7,688)

End of year	$1,121,351	$689,661	$218,524

McMoRan has investments in drilling and capitalized prospect and other costs for in-progress and/or unproven exploratory wells totaling $1,134.7 million at December 31, 2012. In addition, McMoRan’s allocated costs for the working interests acquired in properties associated with McMoRan’s current in-progress and unproven wells totaled $693.5 million at December 31, 2012.

As of December 31, 2012, McMoRan had four wells (the Davy Jones initial discovery well—“Davy Jones No. 1”, the Davy Jones offset appraisal well—“Davy Jones No. 2”, Blackbeard West No. 1 and Hurricane Deep) with costs that have been capitalized for a period in excess of one year following the completion of initial exploratory drilling operations.

In 2010, the Davy Jones No. 1 well logged 200 net feet of pay in multiple Wilcox sands, which were all full to base. Davy Jones No. 2, which is located two and a half miles southwest of Davy Jones No. 1, confirmed 120 net feet of pay in multiple Wilcox sands and also encountered 192 net feet of potential hydrocarbons in the Tuscaloosa and Lower Cretaceous carbonate sections. McMoRan is the operator and holds a 63.4 percent working interest and a 50.2 percent net revenue interest in Davy Jones.

Davy Jones No. 1 completion activities initiated in the fourth quarter of 2011 and initial flow testing procedures were attempted in March 2012, however McMoRan encountered mechanical issues with the well’s originally designed perforating equipment. Subsequent activities to flow test the well were conducted in 2012, and additional procedures to achieve a measurable flow rate are required. Future plans will incorporate data gained to date at Davy Jones as well as potential core and log data from the in-progress well at Lineham Creek, located onshore approximately 50 miles northwest of Davy Jones. The rig has been moved off location for several months while a large-scale hydraulic fracture treatment is designed to penetrate the Wilcox reservoirs to facilitate hydrocarbon movement into the wellbore. McMoRan’s investment in well drilling, completion and other costs specifically attributable to Davy Jones No. 1 approximated $318.4 million as of December 31, 2012.

MMR-35

Completion and testing of the Davy Jones offset appraisal well (Davy Jones No. 2) is expected to commence following review of results from Davy Jones No. 1. Davy Jones is located on a 20,000 acre structure that has multiple additional drilling opportunities.

McMoRan’s total investment in the Davy Jones complex, which includes $474.8 million in allocated property acquisition costs, totaled $1,024.0 million at December 31, 2012.

The Blackbeard West No. 1 ultra-deep exploration well on South Timbalier Block 168 was drilled to a total depth of 32,997 feet in October 2008 and logs below 30,067 feet indicated potential hydrocarbon bearing zones measuring 220 net feet requiring further evaluation. The well has been temporarily abandoned while McMoRan evaluates whether to drill deeper or complete the well to test the existing zones. McMoRan’s lease rights to the Blackbeard West Unit (including Blackbeard West No. 1) are currently held by activities associated with Blackbeard West No. 2 (discussed below) while McMoRan’s evaluation of Blackbeard West No. 1 continues. McMoRan’s investment in the Blackbeard West No. 1 drilling costs approximated $31.1 million at December 31, 2012.

The Blackbeard West No. 2 ultra-deep exploration well on Ship Shoal Block 188 was drilled to a total depth of 25,584 feet in January 2013. Through logs and core data, McMoRan has identified three potential hydrocarbon bearing Miocene sand sections between approximately 20,800 and 24,000 feet. McMoRan holds a 69.4 percent working interest and a 53.1 percent net revenue interest in Ship Shoal Block 188. McMoRan’s investment in Blackbeard West No. 2 totaled $90.6 million at December 31, 2012. In addition, McMoRan has approximately $27.6 million of allocated property acquisition costs for the Blackbeard West unit.

The Hurricane Deep well, on South Marsh Island Block 217, was drilled to a true vertical depth of 21,378 feet in July 2011. Log results indicated the presence of Operc and Gyro sands that McMoRan determined could be pursued in an updip location. The well was temporarily abandoned to preserve the wellbore while McMoRan evaluates opportunities to sidetrack or deepen the well. McMoRan’s total investment in Hurricane Deep, which includes $24.8 million in allocated property acquisition costs, totaled $55.5 million at December 31, 2012.

The Blackbeard East ultra-deep exploration by-pass well, which is located on South Timbalier Block 144 in 80 feet of water, was drilled to a total depth of 33,318 feet in January 2012. Exploration results from the well indicate the presence of hydrocarbons below the salt weld in geologic formations including Upper/Middle Miocene, Frio, Vicksburg, and Sparta carbonate. Pressure and temperature data below the salt weld in the Miocene sands between 19,500 feet and 24,600 feet at Blackbeard East indicate that a completion at these depths could utilize conventional equipment and technologies. McMoRan’s lease rights to South Timbalier Block 144 were scheduled to expire on August 17, 2012. Prior to the expiration, McMoRan submitted initial development plans for Blackbeard East to the Bureau of Safety and Environmental Enforcement of the United States Department of the Interior (BSEE). McMoRan is seeking approval to test and complete the middle Miocene sands during 2013 using conventional equipment and technologies. Additional plans for further development of the deeper zones continue to be evaluated. McMoRan continues to hold its rights to this lease while its development plans are under administrative consideration by BSEE. McMoRan’s ability to continue to preserve its interest in Blackbeard East will require approval from the BSEE of its development plans.

McMoRan holds a 72.0 percent working interest and a 57.4 percent net revenue interest in Blackbeard East. McMoRan’s total investment in Blackbeard East, which includes $130.5 million in allocated property acquisition costs, totaled $308.8 million at December 31, 2012.

The Lafitte ultra-deep exploration well, which is located on Eugene Island Block 223 in 140 feet of water, was drilled to a total depth of 34,162 feet in March 2012. Exploration results from the well

MMR-36

indicate the presence of hydrocarbons below the salt weld in geologic formations including Middle/Lower Miocene, Frio, Upper Eocene, and Sparta carbonate. McMoRan’s lease rights to Eugene Island Block 223 were scheduled to expire on October 8, 2012. Prior to the lease expiration, McMoRan submitted its initial development plans to complete and test the Jackson/Yegua sands in the upper Eocene for Lafitte to the BSEE. McMoRan continues to hold its rights to this lease while its development plans are under administrative consideration by the BSEE. McMoRan’s ability to continue to preserve its interest in Lafitte will require approval from the BSEE of its development plans.

McMoRan holds a 72.0 percent working interest and a 58.3 percent net revenue interest in Lafitte. McMoRan’s total investment in Lafitte, which includes $35.8 million in allocated property acquisition costs, totaled $196.8 million at December 31, 2012.

Proved Oil and Natural Gas Reserves (Unaudited). Proved oil and natural gas reserves for the periods ending December 31, 2012, 2011 and 2010 have been estimated by Ryder Scott Company, L.P. (Ryder Scott), in accordance with the guidelines established by the Security and Exchange Commission (SEC) as set forth in Rule 4-10 (a) (6), (22), (26) and (31). All estimates of oil and natural gas reserves are inherently imprecise and subject to change as new technical information about the properties is obtained. Estimates of proved reserves for wells with little or no production history are less reliable than those based on a long production history. Subsequent evaluation of the same reserves may result in variations which may be substantial. Revisions of proved reserves represent changes in previous estimates of proved reserves resulting from new information obtained from production history, additional development drilling and/or changes in other factors, including economic considerations. Discoveries and extensions represent additions to proved reserves resulting from (1) extensions of proved acreage of previously discovered reservoirs through additional drilling in periods subsequent to initial discovery, and (2) discovery of new fields with proved reserves or of new reservoirs of proved reserves in old fields. Substantially all of McMoRan’s proved reserves are located offshore in the Gulf of Mexico. Oil and natural gas liquids (NGLs), are stated in thousands of barrels (MBbls) and natural gas in millions of cubic feet (MMcf).

	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)
Proved reserves:
January 1, 2010	173,035	15,519	1,208
Revisions of previous estimates	7,773	629	1,105
Discoveries and extensions	-	-	-
Production	(38,018)	(2,481)	(993)
Sales of reserves	(140)	(222)	-
Purchase of reserves [a]	42,820	1,112	1,254

December 31, 2010	185,470	14,557	2,574
Revisions of previous estimates	9,647	2,585	1,428
Discoveries and extensions	1,934	16	-
Production	(45,000)	(2,717)	(1,154)
Sales of reserves	-	-	-
Purchase of reserves	-	-	-

December 31, 2011	152,051	14,441	2,848
Revisions of previous estimates	15,064	(199)	1,226
Discoveries and extensions [b]	14,219	143	-
Production	(31,797)	(2,107)	(965)
Sales of reserves [c]	(13,604)	(1,399)	-
Purchase of reserves	-	-	-

December 31, 2012	135,933 [d,e]	10,879 [e]	3,109 [e]

Proved developed reserves:
January 1, 2010	131,414	13,483	1,027
December 31, 2010	137,800	13,317	2,051
December 31, 2011	123,626	13,353	2,220
December 31, 2012	99,736 [c]	10,114	2,447

MMR-37

a.	Reflects the estimated proved reserves associated with the 2010 oil and gas property acquisition (Note 3).
b.	Includes 12,203 MMcf of natural gas and 122 MBbls of oil associated with the Lineham Creek onshore ultra-deep exploratory well.
c.	Reflects the estimated proved reserves associated with the 2012 oil and gas property sales (Note 3).
d.	At December 31, 2012, McMoRan had natural gas imbalances of 0.5 Bcfe for under deliveries and 0.5 Bcfe for over deliveries which are not reflected in the above reserve quantities.
e.	Includes 9,165 MMcf of natural gas, 107 MBbls of oil and 11 MBbls of NGLs associated with properties sold in January 2013 (Note 3)

Standardized Measure of Discounted Future Net Cash Flows From Proved Oil and Natural Gas Reserves (Unaudited).

McMoRan’s standardized measure of discounted future net cash flows (Standardized Measure) and changes therein relating to proved oil and natural gas reserves were computed using reserve valuations based on regulations and parameters prescribed by the SEC. SEC regulations require the use of average prices during the 12-month period prior to the reporting date. The weighted average of these prices for all properties with proved reserves was $106.68 per barrel of oil, $46.56 per barrel of NGLs and $2.84 per Mcf of natural gas at December 31, 2012 and was $100.68 per barrel of oil, $56.82 per barrel of NGLs and $4.29 per Mcf of natural gas at December 31, 2011.

	December 31,
	2012	2011
	(In Thousands)
Future cash inflows	$1,690,828	$2,268,446
Future costs applicable to future cash flows:
Production costs	(463,294)	(566,947)
Development and abandonment costs	(441,591)	(534,703)
Future income taxes [a]	-	-

Future net cash flows	785,943	1,166,796
Discount for estimated timing of net cash flows (10% discount rate) [b]	(255,632)	(337,965)

	$530,311 [c]	$828,831

a.	For both of the years ended December 31, 2012 and 2011 McMoRan’s available tax benefits directly related to its oil and gas operations exceeded its pretax future net cash flows under the Standardized Measure.
b.	Amount reflects application of required 10 percent discount rate to both the estimated future income taxes and estimated future net cash flows associated with production of the estimated proved reserves.
c.	Includes $16.1 million associated with properties sold in January 2013 (Note 3).

MMR-38

Changes in Standardized Measure of Discounted Future Net Cash Flows From Proved Oil and Natural Gas Reserves (Unaudited).

	Years Ended December 31,
	2012		2011	2010
	(In Thousands)
Beginning of year	$828,831		$650,920	$348,381
Revisions:
Accretion of discount	82,883		65,092	34,838
Changes in prices	(166,543)		147,195	196,927
Change in reserve quantities	7,879		195,033	53,306
Other changes, including revised estimates of development costs and changes in timing and other	(43,348)		(107,785)	(71,337)
Discoveries and extensions, less related costs	269		5,951	-
Development costs incurred during the year	97,511		207,756	175,340
Change in future income taxes	-		-	1,476
Revenues, less production costs	(208,280)		(335,331)	(235,541)
Purchases reserves in place	-		-	154,967
Sales of reserves in place	(68,891	) [a]	-	(7,437)

End of year	$530,311		$828,831	$650,920

a.	Reflects sale of certain oil and gas properties during 2012 (Note 3).

18. Guarantor Financial Statements

In November 2007, McMoRan completed the sale of $300 million of 11.875% notes (Note 7). The 11.875% notes are unconditionally guaranteed on a senior basis jointly and severally by MOXY and the subsidiary guarantors. The guarantee is an unsecured obligation of the guarantor and ranks equal in right of payment with all existing and future indebtedness of McMoRan, including indebtedness under the credit facility. The guarantee also ranks senior in right of payment with all future subordinated obligations and is effectively subordinated in right of payment to any debt of McMoRan’s subsidiaries that are not subsidiary guarantors.

MMR-39

The following condensed consolidating financial information includes information regarding McMoRan, as parent, MOXY and its subsidiaries, as guarantors, and Freeport Energy, as the non-guarantor subsidiary. Included are the condensed consolidating balance sheets at December 31, 2012 and 2011 and the related condensed consolidating statements of operations and cash flow for the years ended December 31, 2012, 2011 and 2010, which should be read in conjunction with the notes to these consolidated financial statements:

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

(In Thousands)

	Parent	MOXY	Freeport Energy	Eliminations	Consolidated McMoRan

ASSETS
Current assets:
Cash and cash equivalents	$94	$113,803	$970	$-	$114,867
Accounts receivable	2,546	49,881	121	-	52,548
Inventories	-	28,532	-	-	28,532
Prepaid expenses	703	14,483	-	-	15,186
Current assets from discontinued operations	-	-	2,013	-	2,013

Total current assets	3,343	206,699	3,104	-	213,146
Property, plant and equipment, net	-	2,394,491	31	-	2,394,522
Investment in subsidiaries	1,535,803	-	-	(1,535,803)	-
Amounts due from affiliates	638,964	-	-	(638,964)	-
Restricted cash and other assets	3,309	65,706	-	-	69,015
Long-term assets from discontinued operations	-	-	439	-	439

Total assets	$2,181,419	$2,666,896	$3,574	$(2,174,767)	$2,677,122

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$604	$83,244	$89	$-	$83,937
Accrued liabilities	2,179	129,516	1	(48)	131,648
Current portion of debt	67,832	-	-	-	67,832
Current portion of oil and gas accrued reclamation costs	-	57,336	-	-	57,336
Other current liabilities	13,679	754	-	-	14,433
Current liabilities from discontinued operations	-	-	2,280	48	2,328

Total current liabilities	84,294	270,850	2,370	-	357,514
Long-term debt	489,470	-	-	-	489,470
Amounts due to affiliates	-	634,161	4,803	(638,964)	-
Accrued oil and gas reclamation costs	-	188,245	-	-	188,245
Other long-term liabilities	4,444	11,144	1,616	-	17,204
Long-term liabilities from discontinued operations	-	-	21,478	-	21,478

Total liabilities	578,208	1,104,400	30,267	(638,964)	1,073,911
Stockholders’ equity (deficit)	1,603,211	1,562,496	(26,693)	(1,535,803)	1,603,211

Total liabilities and stockholders’ equity (deficit)	$2,181,419	$2,666,896	$3,574	$(2,174,767)	$2,677,122

MMR-40

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

(In Thousands)

	Parent	MOXY	Freeport Energy	Eliminations	Consolidated McMoRan

ASSETS
Current assets:
Cash and cash equivalents	$16,341	$552,365	$57	$-	$568,763
Accounts receivable	1,850	70,235	-	-	72,085
Inventories	-	36,274	-	-	36,274
Prepaid expenses	668	8,435	-	-	9,103
Current assets from discontinued operations	-	-	682	-	682

Total current assets	18,859	667,309	739	-	686,907
Property, plant and equipment, net	-	2,181,896	30	-	2,181,926
Investment in subsidiaries	1,596,092	-	-	(1,596,092)	-
Amounts due from affiliates	677,127	-	-	(677,127)	-
Restricted cash and other assets	4,641	65,301	-	-	69,942
Long-term assets from discontinued operations	-	-	439	-	439

Total assets	$2,296,719	$2,914,506	$1,208	$(2,273,219)	$2,939,214

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$217	$115,121	$494	$-	$115,832
Accrued liabilities	787	160,309	-	(274)	160,822
Current portion of debt	66,223	-	-	-	66,223
Current portion of oil and gas accrued reclamation costs	-	58,810	-	-	58,810
Other current liabilities	13,694	754	-	-	14,448
Current liabilities from discontinued operations	-	-	4,990	274	5,264

Total current liabilities	80,921	334,994	5,484	-	421,399
Long-term debt	487,363	-	-	-	487,363
Amounts due to affiliates	-	674,613	2,515	(677,128)	-
Accrued oil and gas reclamation costs	-	267,584	-	-	267,584
Other long-term liabilities	5,471	13,799	1,616	-	20,886
Long-term liabilities from discontinued operations	-	-	19,018	-	19,018

Total liabilities	573,755	1,290,990	28,633	(677,128)	1,216,250
Stockholders’ equity (deficit)	1,722,964	1,623,516	(27,425)	(1,596,091)	1,722,964

Total liabilities and stockholders’ equity (deficit)	$2,296,719	$2,914,506	$1,208	$(2,273,219)	$2,939,214

MMR-41

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2012

(In Thousands)

	Parent	MOXY	Freeport Energy	Eliminations	Consolidated McMoRan
Revenues:
Oil and natural gas	$-	$362,995	$-	$-	$362,995
Service	-	13,893	39	(39)	13,893

Total revenues	-	376,888	39	(39)	376,888
Costs and expenses:
Production and delivery costs	-	155,180	-	(39)	155,141
Depletion, depreciation and amortization expense	-	173,817	-	-	173,817
Exploration expenses	-	127,994	-	-	127,994
General and administrative expenses	12,651	40,326	-	-	52,977
Main Pass Energy Hub™ costs	-	-	287	-	287
Insurance recoveries	-	(1,229)	-	-	(1,229)
Gain on sale of oil and gas properties	-	(40,453)	-	-	(40,453)

Total costs and expenses	12,651	455,635	287	(39)	468,534

Operating loss	(12,651)	(78,747)	(248)	-	(91,646)
Interest expense, net	-	-	-	-	-
Equity in losses of consolidated subsidiaries	(85,677)	-	-	85,677	-
Loss on debt exchange	(5,955)	-	-	-	(5,955)
Other income (expense), net	(11)	579	-	-	568

Loss from continuing operations before income taxes	(104,294)	(78,168)	(248)	85,677	(97,033)
Income tax expense	-	-	-	-	-

Loss from continuing operations	(104,294)	(78,168)	(248)	85,677	(97,033)
Loss from discontinued operations	-	-	(7,261)	-	(7,261)

Net loss	(104,294)	(78,168)	(7,509)	85,677	(104,294)
Preferred dividends and other related preferred stock costs	(41,276)	-	-	-	(41,276)

Net loss applicable to common stock	$(145,570)	$(78,168)	$(7,509)	$85,677	$(145,570)

MMR-42

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2011

(In Thousands)

	Parent	MOXY	Freeport Energy	Eliminations	Consolidated McMoRan
Revenues:
Oil and natural gas	$-	$542,310	$-	$-	$542,310
Service	-	13,104	39	(39)	13,104

Total revenues	-	555,414	39	(39)	555,414
Costs and expenses:
Production and delivery costs	-	206,358	-	(39)	206,319
Depletion, depreciation and amortization expense	-	307,902	-	-	307,902
Exploration expenses	-	81,742	-	-	81,742
General and administrative expenses	9,291	40,180	-	-	49,471
Main Pass Energy Hub™ costs	-	-	588	-	588
Insurance recoveries	-	(91,076)	-	-	(91,076)
Gain on sale of oil and gas property	-	(900)	-	-	(900)

Total costs and expenses	9,291	544,206	588	(39)	554,046

Operating loss	(9,291)	11,208	(549)	-	1,368
Interest expense, net	(8,782)	-	-	-	(8,782)
Equity in losses of consolidated subsidiaries	2,127	-	-	(2,127)	-
Other income (expense), net	(22)	832	-	-	810

Loss from continuing operations before income taxes	(15,968)	12,040	(549)	(2,127)	(6,604)
Income tax expense	-	-	-	-	-

Loss from continuing operations	(15,968)	12,040	(549)	(2,127)	(6,604)
Loss from discontinued operations	-	-	(9,364)	-	(9,364)

Net loss	(15,968)	12,040	(9,913)	(2,127)	(15,968)
Preferred dividends and other related preferred stock costs	(42,800)	-	-	-	(42,800)

Net loss applicable to common stock	$(58,768)	$12,040	$(9,913)	$(2,127)	$(58,768)

MMR-43

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2010

(In Thousands)

	Parent	MOXY	Freeport Energy	Eliminations	Consolidated McMoRan
Revenues:
Oil and natural gas	$-	$418,816	$-	$-	$418,816
Service	-	15,560	53	(53)	15,560

Total revenues	-	434,376	53	(53)	434,376
Costs and expenses:
Production and delivery costs	-	182,843	-	(53)	182,790
Depletion, depreciation and amortization expense	-	282,062	-	-	282,062
Exploration expenses	-	42,608	-	-	42,608
Gain on oil and gas derivative contracts	-	(4,240)	-	-	(4,240)
General and administrative expenses	13,931	37,598	-	-	51,529
Main Pass Energy Hub™ costs	-	-	1,011	-	1,011
Gain on sale of oil and gas property	-	(3,455)	-	-	(3,455)
Insurance recoveries	-	(38,944)	-	-	(38,944)

Total costs and expenses	13,931	498,472	1,011	(53)	513,361

Operating loss	(13,931)	(64,096)	(958)	-	(78,985)
Interest expense, net	(38,196)	(20)	-	-	(38,216)
Equity in losses of consolidated subsidiaries	(68,201)	-	-	68,201	-
Other income (expense), net	(14)	239	-	-	225

Loss from continuing operations before income taxes	(120,342)	(63,877)	(958)	68,201	(116,976)
Income tax benefit	-	-	-	-	-

Loss from continuing operations	(120,342)	(63,877)	(958)	68,201	(116,976)
Loss from discontinued operations	-	-	(3,366)	-	(3,366)

Net loss	(120,342)	(63,877)	(4,324)	68,201	(120,342)
Preferred dividends and other related preferred stock costs	(77,101)	-	-	-	(77,101)

Net loss applicable to common stock	$(197,443)	$(63,877)	$(4,324)	$68,201	$(197,443)

MMR-44

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

Year Ended December 31, 2012

(In Thousands)

	Parent	MOXY	Freeport Energy	Consolidated McMoRan
CASH FLOW FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operations	$(12,565)	$55,789	$(247)	$42,977
Net cash used in discontinued operations	-	-	(9,327)	(9,327)

Net cash provided by (used in) operating activities	(12,565)	55,789	(9,574)	33,650

CASH FLOW FROM INVESTING ACTIVITIES:
Exploration, development and other capital expenditures	-	(505,132)	-	(505,132)
Proceeds from sale of oil and gas properties	-	56,679	-	56,679

Net cash used in investing activities	-	(448,453)	-	(448,453)

CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid and conversion inducement payments on convertible preferred stock	(41,295)	-	-	(41,295)
Payment of 5 1/4% convertible senior notes	(345)	-	-	(345)
Proceeds from exercise of stock options	2,646	(40)	-	2,606
Debt and equity issuance costs	(59)	-	-	(59)
Investment from parent	(8,200)	-	8,200	-
Amounts payable to consolidated affiliate	43,571	(45,858)	2,287	-

Net cash (used in) provided by financing activities	(3,682)	(45,898)	10,487	(39,093)

Net increase (decrease) in cash and cash equivalents	(16,247)	(438,562)	913	(453,896)
Cash and cash equivalents at beginning of year	16,341	552,365	57	568,763

Cash and cash equivalents at end of period	$94	$113,803	$970	$114,867

MMR-45

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

Year Ended December 31, 2011

(In Thousands)

	Parent	MOXY	Freeport Energy	Consolidated McMoRan
CASH FLOW FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operations	$(20,592)	$263,095	$(473)	$242,030
Net cash used in discontinued operations	-	-	(14,982)	(14,982)

Net cash provided by (used in) operating activities	(20,592)	263,095	(15,455)	227,048

CASH FLOW FROM INVESTING ACTIVITIES:
Exploration, development and other capital expenditures	-	(509,494)	-	(509,494)
Acquisition of oil and gas properties	-	(9,520)	-	(9,520)
Proceeds from sale of oil and gas property	-	900	-	900

Net cash used in investing activities	-	(518,114)	-	(518,114)

CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid and conversion inducement payments on convertible preferred stock	(37,951)	-	-	(37,951)
Credit facility refinancing	-	(1,745)	-	(1,745)
Payment of 5 1/4% convertible senior notes	(6,543)	-	-	(6,543)
Proceeds from exercise of stock options	946	-	-	946
Debt and equity issuance costs	(562)	-	-	(562)
Investment from parent	(14,750)	-	14,750	-
Amounts payable to consolidated affiliate	95,373	(95,760)	387	-

Net cash (used in) provided by financing activities	36,513	(97,505)	15,137	(45,855)

Net increase (decrease) in cash and cash equivalents	15,921	(352,524)	(318)	(336,921)
Cash and cash equivalents at beginning of year	420	904,889	375	905,684

Cash and cash equivalents at end of period	$16,341	$552,365	$57	$568,763

MMR-46

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

Year Ended December 31, 2010

(In Thousands)

	Parent	MOXY	Freeport Energy	Consolidated McMoRan
CASH FLOW FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operations	$(860,748)	$963,955	$(2,760)	$100,447
Net cash used in discontinued operations	-	-	(2,217)	(2,217)

Net cash provided by (used in) operating activities	(860,748)	963,955	(4,977)	98,230

CASH FLOW FROM INVESTING ACTIVITIES:
Exploration, development and other capital expenditures	-	(217,252)	-	(217,252)
Acquisition of properties, net	-	(86,134)	-	(86,134)
Proceeds from sale of oil and gas property	-	2,920	-	2,920

Net cash used in investing activities	-	(300,466)	-	(300,466)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock	700,000	-	-	700,000
Proceeds from sale of senior notes	200,000	-	-	200,000
Dividend and inducement payments on convertible preferred stock	(27,306)	-	-	(27,306)
Costs associated with sale of preferred stock and senior notes	(6,689)	-	-	(6,689)
Proceeds from exercise of stock options	497	-	-	497
Investment from parent	(5,350)	-	5,350	-

Net cash provided by financing activities	861,152	-	5,350	866,502

Net increase (decrease) in cash and cash equivalents	404	663,489	373	664,266
Cash and cash equivalents at beginning of year	16	241,400	2	241,418

Cash and cash equivalents at end of year	$420	$904,889	$375	$905,684

MMR-47

19. Quarterly Financial Information (Unaudited)

	Revenues	Operating Income (Loss)	Net Loss [a]		Net Loss per Share
					Basic	Diluted
	(In Thousands, Except Per Share Amounts)
2012
1st Quarter	$110,647	$8,367	$(4,850)		$(0.03)	$(0.03)
2nd Quarter	90,295	(63,542)	(75,500)		(0.47)	(0.47)
3rd Quarter	91,776	(47,195)	(64,013)		(0.40)	(0.40)
4th Quarter	84,170	10,724	(1,207	) [b]	(0.01)	(0.01)

	$376,888	$(91,646)	$(145,570)

	Revenues	Operating Income (Loss)	Net Income (Loss) [a]		Net Income (Loss) per Share
					Basic	Diluted
	(In Thousands, Except Per Share Amounts)
2011
1st Quarter	$137,004	$(9,265)	$(27,550)		$(0.17)	$(0.17)
2nd Quarter	158,308	(35,392)	(50,198)		(0.32)	(0.32)
3rd Quarter	138,183	2,836	(9,420)		(0.06)	(0.06)
4th Quarter	121,919	43,189	28,400	[c]	0.18	0.16

	$555,414	$1,368	$(58,768)

a.	Represents net income (loss) attributable to common stockholders, which includes preferred dividends and inducement payments for early conversion of preferred stock as a reduction to net income (loss).
b.	Includes approximately $39.7 million in gains from sales of oil and gas properties.
c.	Incudes approximately $39.1 million in insurance recoveries associated with prior hurricane damage related claims.

MMR-48