Form 10-K/A
period 2012-12-31
PLAINS EXPLORATION & PRODUCTION CO
filed 2013-04-29
CIK 891456

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

Plains Exploration & Production Company (the “Company”, “PXP”, “we”, “us” or “our”) is filing this Amendment No. 2 (this “Amendment No. 2”) on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (our “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2013 and amended by our Form 10-K/A filed with the SEC on February 25, 2013. The Company is filing this Amendment No. 2 to include the information required by Items 10 through 14 of Part III of our Form 10-K that was previously omitted from our 10-K in reliance on General Instruction G(3) to Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new Exhibits 31.1 and 31.2 are filed herewith. This Amendment No. 2 does not amend or otherwise update any other information in our Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our Form 10-K.

PLAINS EXPLORATION & PRODUCTION COMPANY

2012 ANNUAL REPORT ON FORM 10-K/A

i

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Director Qualifications

A number of our board members are currently serving or have served as Chief Executive Officers or as members of senior management and/or directors of other public and private companies. In addition, certain board members have extensive academic and other industry expertise. All of our directors have demonstrated leadership within the industry and all are familiar with board processes.

More specifically, Mr. Flores has over 25 years of experience in the oil and gas industry and has been Chairman and CEO of PXP since its inception and President since 2004. He was also the Chairman and CEO of Plains Resources and co-founder as well as Chairman and CEO of Ocean Energy.

Mr. Lollar has had multiple years of experience as the Chairman and CEO, as well as the Chief Operating Officer, of other public oil and gas companies. He has demonstrated leadership and management capabilities through his executive management experience and is familiar with the issues, trends and opportunities within the industry. These qualities make Mr. Lollar a valuable addition to PXP’s board.

Mr. Arnold brings a lifetime of experience and understanding of the energy business to the PXP board. Mr. Arnold has had over 50 years of experience in the oil and gas exploration and production industry. In addition, he served as a director of Nuevo Energy Company from its inception until it was acquired by PXP and as the Chairman of Quintana Petroleum Corporation from 1984 until 2003.

Mr. Dees has over 30 years of experience with onshore and offshore exploration and was an original board member of NAPE, both of which have allowed him to foster meaningful relationships within the industry. In particular, the board benefits from this expertise when evaluating potential exploration projects and acquisition opportunities.

As the former CEO of a financial institution and over 30 years of banking experience, Mr. Buckwalter has a high level of financial and management expertise coupled with a background in the energy industry. He provides valuable insight from a capital and financial market perspective.

Mr. Delimitros has over 15 years of service on audit committees of public and private companies and has a background in certain enhanced oil recovery techniques. In addition, as the founding general partner of a venture capital firm that provides capital to emerging growth companies in the energy sector, Mr. Delimitros is able to relate performance and execution to potential stockholder value from the viewpoint of an entrepreneur.

As the former President of the National Ocean Industries Association and a former director of both the Department of Interior’s Bureau of Land Management and the Minerals Management Service, Mr. Fry provides the board with valuable knowledge of the legal and regulatory environment in which PXP operates.

Dr. Groat has knowledge of petroleum geology and experience with oil and gas resource assessments, national and international policy analysis in the energy industry as well as international and federal oil and gas research leadership. With this background, Dr. Groat brings an international perspective to the board coupled with a thorough and current understanding of resource development and policy issues.

PXP encourages and supports director education programs for its directors. A majority of the PXP board of directors has attended director education programs in the last three years, with one director serving as a director and chairman of the nominating and governance committee of the Houston Chapter of the National Association of Corporate Directors.

Audit Committee

PXP’s audit committee currently consists of Messrs. Buckwalter, Delimitros, Groat and Lollar. Our audit committee selects PXP’s independent auditors to be engaged by the Company, reviews the plan, scope and results of PXP’s annual audit, and reviews PXP’s internal controls and financial management policies with our independent auditors. During 2012, our audit committee held four meetings. All of the members of PXP’s audit committee are non-employee directors, and the board has determined that a majority of the members of the audit committee, including Mr. Delimitros, are “audit committee financial experts” as defined in Item 407(d)(5) of Regulation S-K. The Board of Directors has adopted a written charter for the committee, which has been annually reviewed by the Board and outlines the committee’s roles and responsibilities. A copy of the current audit committee charter is available on our website at www.pxp.com/investor_relations/governance.htm.

Code of Ethics

Our board has established a Statement of Policy Concerning Corporate Ethics and Conflicts of Interest, a copy of which is also available at our website at www.pxp.com/investor_relations/governance.htm. We post amendments to and waivers of our Policy Concerning Corporate Ethics and Conflicts of Interest (to the extent applicable to our directors, principal executive officer, principal financial officer, principal accounting officer and other executive officers) at this location on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires PXP’s directors and executive officers, and persons who own more than ten percent of a registered class of PXP’s equity securities, to file with the SEC and any exchange or other system on which such securities are traded or quoted, initial reports of ownership and reports of changes in ownership of PXP common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by the SEC’s regulations to furnish PXP and any exchange or other system on which such securities are traded or quoted with copies of all Section 16(a) forms they filed with the SEC.

Based solely on a review of the copies of such reports furnished to PXP and written representations that no other reports were required, PXP believes that all reporting obligations of PXP’s officers, directors and greater than ten percent stockholders under Section 16(a) were satisfied during the year ended December 31, 2012.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Executive Summary

Our organization & compensation committee, or the Committee, which is composed exclusively of three independent, non-employee directors, determines the compensation of our Chief Executive Officer and other officers. The Committee retains an independent consultant to assist in fulfilling its responsibilities. To carry out these responsibilities, the Committee evaluates:

•	the Company’s performance;

•	the Company’s performance relative to changes in the industry (i.e., performance relative to the opportunities available); and

•	each officer’s contribution to the Company’s achievements during the year.

The Committee considers the Company’s particular objectives for the year as well as various measures of Company and industry performance, including stockholder return, annual production, debt levels, reserve replacement, revenues, cash flow and costs. Using these measures, the Committee establishes total compensation ranges, making a determination after considering all such measures collectively and without assigning relative weights to each measure. In addition, as described below, 50% of each executive’s target bonus as well as 50% of the equity compensation granted to each executive is at risk and subject to forfeiture if certain performance criteria are not met. We understand and have responded to investors’ expectation for a greater percentage of potential pay to be tied to performance, while ensuring that executives are fairly compensated for their achievements. The Company’s executive compensation program is also intended to promote and retain stability within the executive team.

Response to the Say-on-Pay Vote

At both our 2011 and 2012 annual meetings, a majority of our stockholders voted to approve our executive compensation program. However, in an effort to address the concerns of stockholders voting against our program, our board of directors and Committee completed an in-depth review of our compensation practices. As part of this review, directors and management contacted over 30 of our largest stockholders to discuss our compensation philosophy and program as well as to better understand the reasons behind the votes we received against our program. As a result of this review, the Committee has made significant changes to the Company’s executive compensation program over the last two years.

In 2012, the Committee reduced restricted stock unit awards, which we refer to as RSUs, by 50% and adopted a performance-based plan tied to relative total stockholder return. Our stockholders expressed approval of this type of pay-for-performance program. In addition, several stockholders expressed support for tying a portion of the annual incentive compensation paid to executives to the Company’s stock performance. As a result, the Committee adopted an Annual Performance Incentive Plan for its executive officers, which was effective for 2012. Both of these plans are described further below. Stockholders were also supportive of not raising salaries in 2012 due to say-on-pay concerns and of our increased and lengthened equity retention requirements, as well as payment of bonuses at target levels due to excellent performance during 2011.

Overall, stockholders felt positively about our corporate governance record and were very supportive of the changes to the executive compensation program. A number of our largest stockholders supported our say-on-pay proposal and, in our discussions with them, these stockholders did not express concerns regarding our program. We focused on seeking feedback from those of our stockholders that we learned, from correspondence or their Form N-PX filings, did not support our executive compensation program. Many stockholders were not available, or were unwilling, to engage in a dialogue about our executive compensation program. Additionally, several stockholders informed us that they followed the recommendations of Institutional Shareholder Services (ISS), Glass Lewis, or both, and did not conduct their own analysis. Several stockholders informed us the dialogue had enabled them to increase their understanding of our program and generally supported our governance models and pay-for-performance changes.

None of our executive officers received raises to their base salaries for 2012. In addition to keeping salaries flat, the Committee reduced the RSUs granted to executive officers by 50% and established a new performance-based plan that pays only upon the achievement of certain performance targets. These actions were taken as a direct result of stockholder feedback and to address ISS policies related to pay-for-performance. The plan helps insure that executives’ realizable pay is aligned with our stockholders’ returns. Awards under this plan are in the form of cash-settled restricted stock units, which we refer to as performance RSUs, that vest ratably over three years if performance targets are met. The Company’s one-year, two-year and three-year total stockholder return, or TSR, will be measured against the one-year, two-year and three-year TSR averages of the S&P 400 MidCap and the S&P Oil and Gas E&P. The “target” for these performance RSUs is met if the Company’s TSR equals the average TSR of the two indices. If the Company outperforms the average TSR of the indices by up to 20 percentage points, then the executive is eligible for up to 50% more of the performance RSU target amount. Conversely, if the Company underperforms against the indices’ TSR by 20 percentage points or more, then the executive loses 100% of the performance RSUs. Actual returns will be calculated on a sliding scale within the stated range. Accordingly, the payout percentage to our executive officers may range from 0% to 150% of the target amount depending on actual returns. Awarding performance RSUs provides a strong incentive to executives to deliver value to the Company’s stockholders.

Historically, annual incentive compensation has consisted of a cash bonus based upon a “target” for each executive officer, which is equal to 100% of that officer’s base salary. After a year-end review of PXP’s performance, the Committee determined the amount of the annual incentive payment, if any, that would be awarded to an executive officer based on the Committee’s evaluation of certain factors. Under the terms of our 2012 annual incentive compensation program, the Committee continued to make such a determination but only with respect to 50% of each executive officer’s target bonus based on certain factors discussed below. The remaining 50% of each executive officer’s target bonus was based on objective criteria as set forth in the Annual Performance Incentive Plan. Under the terms of this plan, PXP’s stock performance was measured against the performance of the S&P Oil and Gas E&P index. Performance was measured from the closing price on the last trading day of the year preceding the year for which the bonus determination was being made, through the last trading day of the year for which the bonus determination was being made. The index performance, stated as a percentage, was subtracted from PXP’s stock performance, stated as a percentage, to determine the performance delta. The performance delta was multiplied by four, which was then either added to or subtracted from the target percentage to obtain a final payout percentage. Under the Annual Performance Incentive Plan, executive bonuses could range from 0% to 200% of their target.

In addition to the Committee’s commitment to pay-for-performance, it frequently reviews best practices in governance and executive compensation. In observance of such best practices, the Company:

•	has robust ownership and holding requirements for its executive officers and directors, requiring the CEO to maintain stock ownership equal to six times his salary;

•	has post-vesting holding period requirements for equity granted to executive officers;

•	does not provide pensions or other supplemental retirement benefits, other than a Company-wide 401(k) plan;

•	has adopted a policy for clawing back compensation of executive officers in select circumstances;

•	has adopted a policy not to implement new compensation arrangements that contain provisions for tax gross-ups;

•	has not used the Committee’s independent compensation consultant to perform services for the Company other than those that support the needs of the Committee;

•	does not reimburse employees for taxes associated with Company-provided perquisites;

•	has implemented majority voting for directors;

•	has a non-staggered board;

•	does not have a poison pill; and

•	has board Committees comprised 100% of independent directors.

The Committee will continue to consider stockholder sentiments about our core principles and objectives when determining executive compensation.

Summary Overview of 2012

During 2012, PXP:

•

entered into an agreement and plan of merger with Freeport-McMoRan Copper & Gold Inc., which we refer to as FCX. FCX will acquire PXP in a transaction totaling approximately $6.9 billion with an anticipated closing in the second quarter of 2013;

•

acquired all of BP Exploration & Production Inc. and BP America Production Company’s (collectively, BP) interest in the Holstein, Horn Mountain, Marlin, Dorado, King, Ram Powell, Diana and Hoover oil fields in the Gulf of Mexico and Shell Offshore Inc.’s interest in the Holstein oil field in the Gulf of Mexico for approximately $6.1 billion;

•	secured $8.0 billion in financing for the deepwater Gulf of Mexico acquisition;

•	produced consistent strong quarterly operating results;

•	achieved year over year production growth of 7% and 31% pro forma for asset sales;

•	attained excellent production growth with efficiencies across all aspects of our Eagle Ford activity;

•	maintained consistent high-margin California production; and

•	realized strong prices with our Brent-based pricing marketing contracts.

PXP’s stock price increased approximately 28% in 2012. The chart below shows PXP’s stock price performance relative to each of the companies in PXP’s peer group.

Pay Implications

The Committee considered the objective results discussed above, as well as the executives’ accomplishments and the Committee’s assessment of the executives’ performance when establishing compensation. Contributions by the executives were essential to the success outlined above. Widely respected as leaders in the industry, PXP’s executive management team has an average of over 20 years of experience in the oil and gas industry. This type of experience has enabled our executives to form meaningful relationships within the industry, which have proven invaluable to the Company when negotiating transactions and searching for opportunistic business ventures. The Committee compared Company performance with that of the peer group companies, including total stockholder return, cash flow and costs. The Committee also considered factors such as production, reserve replacement and debt levels when evaluating performance. In addition, the Committee considered the successfulness of transactions executed throughout the year and the economic value added as a result of those transactions. The Committee did not assign these performance measures relative weights but rather made a determination after considering the data collectively.

As a result of the stockholder say-on-pay vote in 2011, our executives’ base salaries were not raised in 2012. The Company-wide bonus levels to all employees, including the executive officers, were at approximately 125% of target for 2012. The Committee based these bonuses on the contributions of the employees and the overall financial and operational performance of PXP in 2012. Each executive actively manages a critical portion of PXP and is evaluated based on the contributions of that group to the success outlined above.

Consistent with the Company’s compensation philosophy, our executive compensation program promotes a performance-based culture and aligns the interests of executives with those of stockholders by linking a substantial portion of compensation to the Company’s performance. Equity represents the majority of our executives’ compensation as a percentage of total compensation. Specifically:

•

approximately 62% of total compensation for the CEO in fiscal 2012 was in equity, approximately 13% in base salary; approximately 20% in bonus; with the remaining 5% attributable to all other compensation; and

•

approximately 66% of total compensation for the other executives in fiscal 2012 was in equity, approximately 13% in base salary; approximately 20% in bonus; with the remaining 1% attributable to all other compensation.

The Committee believes that the skill and motivation of our employees, and especially our executive officers, are essential to the Company’s performance and creation of stockholder value. We will continue to provide a compensation program that is effective, serves stockholder interests and is worthy of stockholder support.

Objectives of Compensation Program

The basic objectives of our executive compensation program are to:

•	enable the Company to attract, motivate and retain high caliber executive officers to build a strong management team that will maximize returns to the Company’s stockholders;

•

emphasize “pay for performance” with a significant portion of the executive officers’ total compensation reflecting a risk aspect and return in the form of incentive compensation that is tied to the attainment of short- and long-term financial and strategic goals; and

•

align the long-term interests of the executive officers with those of the Company’s stockholders through the use of restricted stock, RSUs, performance RSUs and/or stock appreciation rights, or SARs, as an element of compensation.

Our executive compensation program currently includes three major components: (i) base salary and benefits, (ii) annual incentive compensation and (iii) long-term incentives. Each element is intended to reward and motivate employees in different ways consistent with our overall guiding principles for compensation. The portion of total compensation intended to come from each element varies with position and level of responsibility, reflecting the principles that total compensation should increase with position and responsibility, while, at the same time, making a greater percentage of an employee’s compensation tied to corporate and individual performance, and therefore at risk, as position and responsibility increases. We believe that executives should provide for their own retirement and do not utilize post-termination compensation or have any form of pension or retirement arrangements other than a company-wide 401(k) plan and allowing executives to defer receipt of vested equity awards.

Methodology

We consider various measures of Company and industry performance, including stockholder return, annual production, progress in the development of our major properties, debt levels, reserve replacement, revenues, cash flow and costs. These data, together with the success of transactions and economic value added, assist the Committee in exercising judgment in establishing total compensation ranges. We do not assign relative weights to each of these measures. Instead, we make a subjective determination after considering all such measures collectively. The performance RSUs granted in 2012 and the Annual Performance Incentive Plan for 2012 ensure that one-half of both long-term performance payouts and annual incentive compensation are tied to objective, stock-return based criteria.

We also compare our programs with other independent exploration and production companies of comparable size and stature to us, against which we compete for resources, business opportunities, leases and management talent. This group of companies, which we refer to as our “peer group,” is periodically reviewed and updated by the Committee. The companies comprising the peer group are:

• Cabot Oil & Gas Corporation	• Chesapeake Energy Corp.
• Cimarex Energy Co.	• Denbury Resources Inc.
• EOG Resources, Inc.	• Forest Oil Corporation
• Newfield Exploration Company	• Noble Energy, Inc.
• Pioneer Natural Resources Company	• Range Resources Corporation
• SandRidge Energy, Inc.	• Ultra Petroleum Corp.

The Committee and its independent compensation consultant both believe that when analyzing the Company’s peer group, it is appropriate for the Company to take into account not only the size of PXP today but the strategic plan for the future. The peer group analysis also takes into account the quality of PXP management to evaluate the compensation required to maintain people at the same talent level. The Committee used this group of companies for benchmarking 2013 compensation as well as 2012 annual incentive compensation. Based on the enterprise value of each company in the peer group, half of the companies are larger than PXP and half are smaller than PXP. The Committee noted that the Company’s level of compensation and pay-for-performance is appropriate in comparison to this group.

We use the peer group data, together with the survey data described below, to compare the executive compensation program as a whole to that with comparable companies. We do not target specific percentiles for each element of compensation as it relates to the Company’s peer group. Instead, the Committee reviews data from its peer companies and industry surveys with respect to each of the three major components of compensation for purposes of developing a baseline understanding of current compensation practices, which assists the Committee in making an overall determination with respect to compensation. We establish individual compensation amounts in view of the comparative data and other factors such as Company performance in relation to peers, level of responsibility, prior experience, and our judgment as to individual performance. We do not apply formulas or assign these factors specific mathematical weights; instead, we exercise judgment and discretion. The Committee believes that PXP’s officers should generally be paid above market to reflect their high level of responsibility and the overall quality of the management team. Consistent with the Company’s philosophy that a significant portion of the executives’ total compensation reflects a risk aspect in the form of equity grants, approximately 64% of total compensation is in the form of equity grants, the value of which fluctuates with the Company’s stock performance and 50% of which is subject to forfeiture if performance targets aren’t met.

The Committee also retains an independent compensation consultant, Longnecker & Associates, to assist it in evaluating our executive compensation programs and in setting our executive officers’ compensation. The Committee believes that there was no conflict of interest between Longnecker & Associates and the Committee in 2012. In reaching this conclusion, the Committee considered the factors set forth in the Securities Exchange Act of 1934, as amended. The consultant communicates directly with the Committee and may work with management when preparing materials for the Committee. The use of an independent consultant provides additional assurance that our programs are reasonable and consistent with the Company’s objectives. Representatives of the consultant attended all of the Committee meetings in 2012.

Components of Executive Compensation for 2012

Overview

Our compensation philosophy in general, and our incentive programs in particular, are well aligned with the interests of our stockholders and do not create risks that are likely to result in a material adverse impact on PXP. The Company’s goal is to establish and maintain compensation policies that will enable us to attract, motivate and retain high-quality executives and to ensure that their individual interests are aligned with our long-term interests and those of our stockholders. Our objectives have been met through a compensation package that includes three major components – base salary and benefits, annual incentive compensation, and long-term incentive compensation.

Base Salaries and Benefits

Base salaries for each of our executive officers are designed to be competitive with the external market and internally equitable, taking into consideration the performance of the individual and his or her contributions to our performance. Base salaries are intended to provide a level of stability and certainty each year with respect to compensation.

The competitive market consists of the peer group outlined above, together with the companies comprising several other industry surveys, both public and private. For 2012, the Committee looked at seven industry surveys, in addition to the peer group, for each of the executive officers. The Committee reviews these surveys, together with proxy information of its peer group and consults with its independent compensation consultant to determine salary levels paid within the competitive market. Also, as noted above, the Committee uses these surveys and the peer group to test for reasonableness and competitiveness of total cash. In addition to this data, the Committee also exercises subjective judgment in view of our compensation objectives and the executive’s total compensation.

Benefits are also established based upon a determination of what is needed to attract and retain talent. The Company’s primary benefits for employees include participation in the Company’s 401(k) savings plan, the Company’s health, dental and vision plans and disability and life insurance plans.

The Company provides executive officers with other benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain employees for key positions. The Committee believes these benefits and perquisites provide a more tangible incentive than an equivalent amount of cash compensation. The Company covers the costs of certain business oriented club dues. In addition, it has been the Company’s practice to allow the Company’s chief executive officer to make personal use of the Company’s aircraft. Executive vice presidents are generally permitted 30 personal flight hours per year. The Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers. However, as these benefits and perquisites represent a relatively insignificant portion of the executive officers’ total compensation, they do not materially influence the Committee’s decision in setting each officer’s total compensation. Our executive officers do not receive tax gross ups in connection with these personal benefits.

Annual Incentive Compensation

Annual incentive compensation consists of a cash bonus. When determining bonuses, we believe a review of the Company’s performance and accomplishments throughout the entire year is appropriate and therefore do not pay bonuses upon the completion of successful transactions. Annual cash bonuses will be based upon a “target” cash bonus for each executive. The target annual cash bonus for the chief executive officer and each executive vice president is 100% of such officer’s base salary.

After a year-end review of the Company’s performance, the Committee determines, with respect to 50% of each executive officer’s target bonus, the amount of the annual incentive payment, if any, that will be awarded to such executive officer. An annual cash bonus may be more than, less than, or equal to, the target cash bonus amount, and the actual bonus amount is determined based upon the Committee’s evaluation of the Company’s performance and the executive’s individual performance. In general, performance will be judged based on attainment of annual business plan objectives and on total stockholder return and other performance criteria relative to peer companies. Annual objectives may include total stockholder return, annual production, debt levels, revenue, reserve replacements, cash flow and costs, together with the successfulness of transactions and economic value added. In 2012, the Committee considered these objectives in determining bonuses for the executive officers. The Committee does not establish pre-determined numerical targets with respect to any of these criteria. In addition, these objectives are not specifically weighted in determining whether to award annual incentive payments to executive officers because the relative importance of such objectives may change from year to year and the relative responsibilities of each executive officer in the achievement of each of the objectives may differ.

The remaining 50% of each executive officer’s target bonus will be based on objective criteria as set forth in the Annual Performance Incentive Plan. Under the terms of this plan, PXP’s stock performance will be measured against the performance of the S&P Oil and Gas E&P index. Performance is measured from the closing price on the last trading day of the year preceding the year for which the bonus determination is being made, through the last trading day of the year for which the bonus determination is being made. The index performance, stated as a percentage, is subtracted from PXP’s stock performance, stated as a percentage, to determine the performance delta. The performance delta is multiplied by four, which is then either added to or subtracted from the target percentage to obtain a final payout percentage. Under the Annual Performance Incentive Plan, executive bonuses could range from 0% to 200% of their target. For 2012, PXP’s stock performance was 27.83%, while the index performance was 3.13%, resulting in a performance delta of 24.7% and a percentage payout of 198.8%.

Long-Term Incentive and Retention Compensation

We use long-term incentives to align executive and stockholder interests by rewarding executive performance that increases stockholder value. SARs, restricted stock, performance RSUs and/or RSUs have typically been granted annually to executive officers and to all employees generally. We believe that these equity awards provide employees the opportunity to acquire and build a meaningful ownership interest in the Company and, therefore, closely align the employees’ interests with those of the stockholders. These types of rewards also provide a compensation structure that is transparent and easy for stockholders to understand. Additionally, these types of awards are less dilutive than stock option awards. SARs and RSUs have been granted broadly and throughout the organization.

The Committee uses grants of performance RSUs and RSUs to the executive officers to achieve these goals. The size of the award to an executive officer may vary depending upon an officer’s individual performance, retention considerations or other special factors. The Committee believes that the size of awards should reflect equity risk, as well as serve to ensure the long-term retention of the executive. The Committee has utilized various grant and vesting schedules for awards made to executive and other officers to reinforce long-term motivation and retention.

In 2012, the Committee reduced the RSUs granted to executive officers by 50% and established a new performance-based plan that pays only upon the achievement of certain performance targets. For more information, see “—Compensation Discussion and Analysis—Executive Summary—Response to the Say-on-Pay Vote” and “—Summary Compensation Table—Realized Pay Associated with the Performance RSUs and Annual Performance Incentive Plan.”

Based on the salary, bonus, and grant date fair value of equity awards granted to executive officers in 2012, in the aggregate, equity compensation accounted for approximately 64% of their total compensation, salary accounted for approximately 13% of their total compensation, bonus accounted for approximately 20% of their total compensation, and the remaining 3% was attributable to all other compensation. The Committee believes that this reflects the objectives of our compensation program by emphasizing “pay-for-performance” with approximately 64% of the executive officers’ total compensation reflecting a risk aspect in the form of equity grants tied to the Company’s stock price. Vesting of half of these equity grants, as well as half of each executive’s target annual bonus, is dependent upon achievement of objective, published goals. In addition, this compensation structure aligns management’s interest with those of the Company’s stockholders.

Stock Ownership Requirements

All executive officers are required to own shares of PXP common stock with a value equal to three times their annual salary, or, for the chief executive officer, with a value equal to six times his annual salary. In addition, all executive officers are required to hold 50% of the shares of PXP common stock that such officer receives upon the vesting of restricted stock units, after taking into account any shares traded for taxes, for a period of five years from the date of vesting.

Long-Term Retention and Deferral Arrangement

As discussed under “—Executive Compensation—Long-Term Retention and Deferred Compensation Plan,” the Committee adopted a long-term retention and deferred compensation plan in August 2005. The plan encourages long-term share retention by allowing the executive officers to defer receipt of awards of equity compensation and in lieu thereof, an equivalent number of restricted stock units available under stockholder-approved plans will be credited to an account for the executive. The restricted stock units will vest in accordance with the terms of the equity compensation award, but delivery of shares upon vesting will be deferred until, generally, the date selected in the deferral election, six months after termination without cause or for good reason, or death or disability. The Company is not required to make any contributions to this plan and the plan is not funded. The plan is designed to serve several goals, including long-term retention, retirement benefits, tax deferral and equity motivation.

Employment Agreements and Termination and Change-in-Control Arrangements

Our chief executive officer and each of our executive vice presidents will receive benefits under their respective employment agreements in connection with a termination without cause, resignation for good reason, disability, or a change in control coupled with a termination event.

Please read “—Executive Compensation—Potential Payments Upon Termination or Change in Control” for additional information, including quantification of such benefits.

On December 5, 2012, PXP entered into an agreement and plan of merger with FCX. On December 5, 2012, in connection with this planned merger, our chief executive officer and each of our executive vice presidents entered into a letter agreement with PXP and FCX (collectively, the “FCX Letter Agreements”), which generally provides that FCX will assume the current employment agreement between the executive officer and PXP, subject to the amendment and the executive officer’s waiver of certain provisions thereof and such other terms and conditions set forth in the FCX Letter Agreement. Except as provided in the applicable FCX Letter Agreement, the terms of the current employment agreement and change-in-control arrangements with each executive officer otherwise remain unchanged. Unless the planned merger is consummated, the FCX Letter Agreements will have no effect.

2012 Compensation of the Chief Executive Officer

When establishing compensation for the chief executive officer, the Committee considered the objective results discussed below as well as the Committee’s assessment of the executive’s accomplishments and performance.

During 2012, PXP:

•	entered into an agreement and plan of merger with FCX. FCX will acquire PXP in a transaction totaling approximately $6.9 billion with an anticipated closing in the second quarter of 2013;

•

acquired all of BP’s interest in the Holstein, Horn Mountain, Marlin, Dorado, King, Ram Powell, Diana and Hoover oil fields in the Gulf of Mexico and Shell Offshore Inc.’s interest in the Holstein oil field in the Gulf of Mexico for approximately $6.1 billion;

•	secured $8.0 billion in financing for the deepwater Gulf of Mexico acquisition;

•	produced consistent strong quarterly operating results;

•	achieved year over year production growth of 7% and 31% pro forma for asset sales;

•	attained excellent production growth with efficiencies across all aspects of our Eagle Ford activity;

•	maintained consistent high-margin California production; and

•	realized strong prices with our Brent-based pricing marketing contracts.

PXP’s stock price increased approximately 28% in 2012.

In addition, in the first quarter of 2012, we completed the purchase of 2.4 million shares of the Company’s stock at an average cost of $37.02 per share totaling $88.5 million. In April 2012, we issued an additional $750 million of 6 1/8% Senior Notes due 2019. In the second quarter of 2012, we redeemed $156.2 million of higher cost Senior Notes. In October 2012, we issued $3.0 billion in unsecured Senior Notes. Of those, $1.5 billion 6 1/2% Senior Notes are due 2020 and $1.5 billion 6 7/8% Senior Notes are due 2023.

In addition, in order to finance and help support our deepwater Gulf of Mexico expansion, we established a $5.0 billion Senior Secured Credit Facility, which consists of a:

•	$3.0 billion 5-year Senior Revolving Credit Facility;

•	$0.75 billion 5-year term loan due 2017; and

•	$1.25 billion 7-year term loan due 2019.

Our borrowing base increased to $5.175 billion from $2.3 billion, providing significant liquidity.

Operationally in 2012, we focused on the multi-year development of our California and Eagle Ford assets and Gulf of Mexico exploration and development projects. We drilled a successful step out appraisal/development well that encountered over 910 feet of oil pay in our Lucius Field, which is on track for first production in 2014. The Company produced a record 39.1 million barrels of oil equivalent (MMBOE) in 2012 and drilled approximately 353 gross wells with an overall success rate of 99% in 2012. The number of wells drilled was less than 2011 because of reduced activity in the Haynesville Shale as a result of low natural gas prices.

Our existing Gulf of Mexico assets combined with our recently acquired deepwater assets will power the growth of the Company. The acquired long-life assets have excellent redevelopment opportunities and have a large reserve base that can be multiplied many times over by using the same “hub and spoke” strategy that the majors implemented. The assets provide a substantial improvement in gross margin per barrel while adding 65 thousand barrels of oil equivalent per day (BOEPD) production, 90% of which is oil with an average American Petroleum Institute (API) gravity of 34 degrees. We are hedging up to 90% of oil production through 2015 to lock in strong cash flows and protect against downside price risk.

In the Eagle Ford Shale play, production continuously increased through the year with average daily sales volumes for 2012 increasing nearly five-fold over 2011. In December 2012, we averaged 44,778 BOE per day of production with proved reserves of 48.6 MMBOE. At December 31, 2012, the

Company was operating eight active drilling rigs with 135 wells drilled versus 83 planned in 2012. This dramatic increase resulted from an increase in production efficiencies. We reduced time from spud to rig release from 31 days in 2011 to 22 days in 2012 – a 29% reduction in time. In addition, we significantly reduced average total well costs. Other accomplishments include:

•	installed 177 miles of pipeline (3 times more than 2011) with no recordable injuries;

•	constructed 10 central production facilities (more than 2010 and 2011 combined);

•	installed 31 miles of electrical infrastructure; and

•	obtained approval on 165 drilling permits.

In California, daily oil sales volumes averaged 38,509 BOE per day. California had proved reserves of approximately 189.4 MMBOE at year-end 2012. We are one of the largest oil producers in the state and continue to maintain an active development program. We averaged 2.5 drilling rigs operating per day and drilled 68 wells in 2012 with a 99% success rate. Other California accomplishments include:

•

In the Arroyo Grande Field, we made significant progress in constructing our new major facility to clean, process and dispose of water from our wells that will greatly improve steam flood efficiency. The facility was operational in the first quarter of 2013.

•

On our McKittrick 19Z Project in western Kern County, we neared completion of the facilities that will allow for steam injection and production of 25 Diatomite wells that will be drilled in 2013. The new facilities will make use of our installed steam generation and processing capacity at the nearby Cymric Oil Field.

•

Following a three-year review process with the California Division of Oil, Gas & Geothermal Resources (DOGGR) for Inglewood field injection permitting, we received ten water injection permits, with two new wells drilled and two new drill injector wells. In total, two wells were successfully drilled in the Inglewood field under the scrutiny of agencies and surrounding community and without complaints.

•	We completed 634 well interventions that included workovers, recompletions and plugging & abandonments.

In the Haynesville Shale, there are no drilling rigs operating in which we have a working interest. Fourth quarter daily sales volumes averaged 162.8 million cubic feet (MMcfe) per day net to PXP compared to 199.8 MMcfe per day net to PXP in the fourth quarter 2011. Sales volume declines in 2012 reflect natural declines of wells and production as well as reduced drilling activity as a result of low prices and an abundance of North American natural gas. We managed our gas business to be cash flow neutral. When the natural gas market recovers, our gas operations in the Haynesville Shale and the Madden Field will ramp up, and we will be able to access the significant shallow water ultra-deep McMoRan Exploration gas assets once FCX completes the planned merger.

Our Environment, Health & Safety function was recognized for a number of accomplishments in 2012. These include:

•	consistently maintained better than industry averages for overall Occupational Safety & Health Administration safety statistics for the last four years;

•	maintained high safety standards with a 22% (6.67 million hours) increase in contractor activity in 2012;

•	received over 75 major agency inspections at PXP facilities – infractions trended 40% lower than 2011;

•	completed and released a first of its kind comprehensive study of potential hydraulic fracturing impacts at Inglewood Oil Field;

•	enhanced our Contractor Management Program to ensure all contractors meet EH&S performance requirements and pass audits of higher risk sections of their plans;

•	held 18 PXP Safety Stand-down Conferences in the field for 2,300 employees and contractors;

•	received National Safety Council Safety Leadership Awards in 2012 for the 2011 year for 21 PXP location/facilities;

•	negotiated the sale of the Company’s 58,000 lease acres in the Bridger-Teton National Forest in Wyoming to a land conservation organization; and

•	made significant progress on several major permitting efforts for completion in 2013.

The full-year financial and operational results highlight the sound execution of our strategic plan, successful hedging program, talented workforce, and high-quality asset base.

Mr. Flores accepted an appointment as our Chairman of the Board and Chief Executive Officer in September 2002, and in 2004 accepted the additional role of President. Mr. Flores’ base salary in 2012 was $1.6 million. In accordance with the Company’s compensation philosophy, it is the Committee’s intent to provide Mr. Flores with a level of stability and certainty each year and not have this particular component of compensation affected to any significant degree by Company performance factors.

Mr. Flores did not receive an increase in his base salary for 2013. He was granted a cash bonus of $2,590,400 for the fiscal year 2012, $1,000,000 of which was based upon both Company and individual performance, determined in the Committee’s discretion with reference to the factors discussed in “—Executive Compensation—Annual Incentive Compensation” and “—Executive Compensation—Summary Overview of 2012” above and $1,590,400 of which was based upon the objective criteria set forth in the Annual Performance Incentive Plan. The Committee approved an annual long-term incentive grant to Mr. Flores in February of 2012 of (i) 90,000 RSUs, which will vest over five years, with 22.5% vesting each of the first three years and 16.25% vesting each of the last two years, beginning on March 31, 2013 and (ii) performance RSUs with a target of 90,000 units, which will vest equally over three years beginning on March 31, 2013, only upon attaining objective, published performance goals.

In addition, Mr. Flores received an annual grant of 200,000 restricted stock units in September 2012 pursuant to the Long-Term Retention and Deferral Arrangement. Please read “—Executive Compensation—Long-Term Retention and Deferred Compensation Plan” for additional information.

2012 Compensation of Named Executive Officers Other Than the Chief Executive Officer

Executive compensation in 2012 was tied to Company and individual performance, and was paid in accordance with the three elements of executive compensation, namely base salary and benefits, annual incentive compensation and long-term incentives. The chief executive officer presents to the Committee his assessment of executives, their accomplishments, and individual and corporate performance.

The base salary of each of our executive vice presidents in 2012 was $750,000. Our executive vice presidents received an increase in their base salaries for 2013 to $787,500. These salaries are consistent with our philosophy of providing a level of stability and certainty each year with respect to compensation.

The Committee awarded cash bonuses to each of Messrs. Wombwell, Bourgeois and Talbert in the amount of $1,214,250 for the fiscal year 2012, $468,750 of which was based upon both Company and individual performance, determined in the Committee’s discretion with reference to the factors discussed in “—Executive Compensation—Annual Incentive Compensation” and “—Executive Compensation—Summary Overview of 2012” above and $745,500 of which was based upon the objective criteria set forth in the Annual Performance Incentive Plan. In addition, the Committee approved an annual long-term incentive grant in February 2012 for each executive officer of (i) 45,000 restricted stock units, which will vest over five years, with 22.5% vesting each of the first three years and 16.25% vesting each of the last two years, beginning on March 31, 2013 and (ii) performance RSUs with a target of 45,000 units, which will vest equally over three years beginning on March 31, 2013, only upon attaining objective, published performance goals. These grants are intended to further retain and motivate our executive vice presidents.

In addition, Mr. Wombwell received an annual grant of 33,000 restricted stock units in September 2012 pursuant to the Long-Term Retention and Deferral Arrangement. Please read “—Executive Compensation—Long-Term Retention and Deferred Compensation Plan” for additional information.

Tax Considerations

Deductibility Cap on Executive Compensation

Under U.S. federal income tax law, we cannot take a tax deduction for certain compensation paid in excess of $1 million to our executive officers. However, performance-based compensation, as defined in the Internal Revenue Code, is fully deductible if the programs are approved by stockholders and meet other requirements. To maintain flexibility in compensating our executive officers in a manner designed to promote varying corporate goals, the Committee has not adopted a policy that all compensation must be deductible. The Committee does review the deductibility of the various forms of executive compensation utilized. We make payments that are not fully deductible because we believe that such payments are necessary to achieve our compensation objectives and to protect stockholder interests.

Gross-Ups

Certain benefits to which the executive officers may become entitled under their respective employment agreements could constitute “excess parachute payments” under Section 280G of the Internal Revenue Code. In such case, the executives will be entitled to an additional payment from the Company in an amount equal to the excise tax imposed by Sections 4999 or 409A of the Internal Revenue Code or any interest or penalties with respect to such excise tax.

The Committee views these additional payments not as additional compensation, but as a mechanism to equalize payments for executives who face disparate treatment when the Company creates a situation that results in a taxable event. It is the Company’s policy not to implement new compensation arrangements that contain provisions for tax gross-ups. In addition, the Company does not reimburse employees for taxes associated with Company-provided perquisites.

Death Benefits

Under its Corporate Governance Guidelines, the Company will not enter into agreements to make payments following the death of an executive in the form of unearned salary or bonus, accelerated vesting and other payments in lieu of compensation, other than payments that are generally offered to other Company employees.

Equity Award Grant Practices

The Committee generally meets in February of every year and determines bonuses as well as annual grants of equity awards for the officers and other employees of the Company. In addition, the Committee, from time to time, delegates authority to Mr. Flores to grant SARs and/or restricted stock units to non-executive employees. These awards are typically granted to newly hired employees. Our policy is to set the exercise price of a SAR, option or similar award as the closing price of a share of PXP common stock on the day the grant is made for both the annual grants in February and for awards made to new employees. The Committee has not and does not time the grant of awards in coordination with the release of material non-public information. Similarly, we have not timed, nor do we plan to time, the release of material non-public information for the purpose of affecting the value of executive compensation.

Total Compensation Review

The Committee has reviewed all components of Mr. Flores’ and the other named executive officers’ compensation, including salary, bonus, equity and long-term incentive compensation, accumulated realized and unrealized SAR and restricted stock gains, the dollar value to the executive and cost to us of all perquisites and other personal benefits, and the actual projected payout obligations under several potential severance and change-in-control scenarios. A tally sheet setting forth all the above components was prepared affixing dollar amounts under the various payout scenarios. The Committee analyzed and discussed the components of Mr. Flores’ and the other named executive officers’ total compensation. The Committee also reviewed the issue of internal pay equity between the compensation of other Company officers compared to the compensation of the executive officers. Based on this review, the Committee determined that these elements of compensation (and, in the case of the severance and change-in-control scenarios, the potential payouts) to be appropriate in the aggregate. In addition, the Committee has determined that the executive compensation policies and plans provide the necessary program to properly align our performance and the interests of our stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short-and long-term.

Compensation Committee Interlocks and Insider Participation

None of the members of our organization & compensation committee has at any time been one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or organization & compensation committee.

Organization & Compensation Committee Report

The organization & compensation committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the organization & compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this proxy statement.

ORGANIZATION & COMPENSATION

COMMITTEE

John H. Lollar

Jerry L. Dees

Tom H. Delimitros

Summary Compensation Table

The following table shows compensation information for the fiscal years ended December 31, 2012, 2011 and 2010, for our principal executive officer, and our three executive vice presidents, including our principal financial officer. We refer to these persons as “named executive officers.”

Unlike many other companies, PXP does not provide pensions or other supplemental retirement benefits, other than a Company-wide 401(k) plan. In addition, equity compensation is tied to the performance of the Company and gives our named executive officers a strong incentive to ensure their actions are always in the best interests of our stockholders. Consistent with the Company’s philosophy that a significant portion of the executives’ total compensation reflects a risk aspect in the form of equity grants, approximately 64% of total compensation is in the form of equity grants, the value of which fluctuates with the Company’s stock performance, and 50% of which is subject to forfeiture if performance targets aren’t met. In addition, the executive breadth and depth of knowledge is unique and their performance has exceeded expectations as judged by the Committee.

Name and Principal Position	Year	Salary ($)	Bonus[1] ($)	Stock Awards[2] ($)	Non-Equity Incentive Plan Compensation[3] ($)	All Other Compensation[4] ($)		Total ($)
James C. Flores	2012	1,600,000	1,000,000	7,780,500	1,590,400	611,185	[5]	12,582,085
Chairman of the Board,	2011	1,566,667	1,600,000	6,719,400	-	609,277		10,495,344
President and Chief Executive Officer	2010	1,400,000	1,400,000	5,684,400	-	507,341		8,991,741
Doss R. Bourgeois	2012	750,000	468,750	3,890,250	745,500	63,491	[5]	5,917,991
Executive Vice President— Exploration & Production	2011	737,500	750,000	3,359,700	-	70,855		4,918,055
	2010	675,000	675,000	2,842,200	-	88,114		4,280,314
Winston M. Talbert	2012	750,000	468,750	3,890,250	745,500	78,698	[5]	5,933,198
Executive Vice President and Chief Financial Officer	2011	737,500	750,000	3,359,700	-	102,876		4,950,076
	2010	675,000	675,000	2,842,200	-	91,184		4,283,384
John F. Wombwell	2012	750,000	468,750	3,890,250	745,500	100,978	[5]	5,955,478
Executive Vice President,	2011	737,500	750,000	3,359,700	-	125,379		4,972,579
General Counsel and Secretary	2010	675,000	675,000	2,842,200	-	82,995		4,275,195

1	The amounts included in the Bonus column for 2012 consist of the discretionary component of the executive officer’s annual cash bonus. For more information, see “—Compensation Discussion & Analysis—Components of Executive Compensation for 2012—Annual Incentive Compensation.”
2	The amounts included in the Stock Awards column are equal to the grant date fair value of the performance RSUs and the RSUs, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, referred to as FASB ASC Topic 718. The grant date fair value of the performance RSUs granted in 2012 is the target number of performance RSUs granted multiplied by the grant date fair value per unit of $43.41 determined using a payout simulation model. For a discussion of valuation assumptions for 2012, see Note 11 to the Company’s 2012 Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. The single measure that determines the number of performance RSUs an executive receives is our total shareholder return, or TSR, compared with the average of TSRs of the S&P 400 MidCap and the S&P Oil and Gas E&P, all computed over the performance period applicable to each award, which is a market condition as defined under FASB ASC Topic 718. Accordingly, such awards have no maximum grant date fair values that differ from the fair values presented in the table above. See footnote 2 to the “Grants of Plan-Based Awards in 2012” table for information on how the amounts for the performance RSUs were determined.
3	The amounts included in the Non-Equity Incentive Plan Compensation column for 2012 represent the portion of the executive officer’s annual cash bonus that is based on objective criteria set forth in the Annual Performance Incentive Plan.
4

The amounts in this column consist of PXP’s matching contributions to its 401(k) plan and the portion of the all employee group term life insurance premiums allocable to these named executive officers. In addition, the value of certain other benefits received by the named executive officers are also included. These benefits include club dues and personal use of the Company aircraft. We have included the payment of club dues, although we believe that only a portion of this cost represents a perquisite. In addition, the executives may receive information technology services and sports tickets, which do not result in an aggregate incremental cost to the Company. The Company owns and operates airplanes to facilitate business travel of employees in as safe a manner as possible and with the best use of time. Our executive officers are permitted certain flight benefits for personal reasons in accordance with Company policy. The executive officers receive and pay income taxes on imputed income at the Standard Industry Fare Level, which is the value ascribed for such travel for federal income tax purposes, for all personal use of Company airplanes that is not reimbursed. The dollar value included in the table above represents the incremental cost to the Company for such use. The incremental cost to the Company for such use was calculated as follows: expenses due to maintenance; expenses for fuel; crew travel expenses; parking, ramp and landing fees; airport taxes and similar fees directly related to the flight; and in-flight food and beverage. We do not include fixed costs that do not change based on usage, such as management fees, the purchase cost of the aircraft and hangar fees.
5	Includes aircraft usage of $532,084, $30,147, $45,376 and $54,700 for Messrs. Flores, Bourgeois, Talbert and Wombwell, respectively, which represents the incremental cost to PXP for the executives’ flight benefits.

Realized Pay Associated with the Performance RSUs and Annual Performance Incentive Plan

In 2012, Mr. Flores was granted performance RSUs with a target of 90,000 units and each executive vice president was granted performance RSUs with a target of 45,000 units. These performance RSUs vest equally over three years, beginning March 31, 2013 and will be settled in cash. Performance RSUs that vest March 31, 2013 vest based on our performance as measured at December 31, 2012 and vesting is conditioned upon continued service through the applicable March 31 vesting date. The performance RSUs that vest March 31, 2014 are measured against the prior two calendar years. The performance RSUs that vest March 31, 2015 are measured against the three prior calendar years.

Example: 90,000 Performance RSUs Awarded in 2012

Target RSUs Vesting	Vesting Date	Performance Period
30,000	3/31/2013	1/1/2012 – 12/31/2012
30,000	3/31/2014	1/1/2012 – 12/31/2013
30,000	3/31/2015	1/1/2012 – 12/31/2014

For each performance period, the Company’s TSR is compared with the average of TSRs of the S&P 400 MidCap and the S&P Oil and Gas E&P, and the resulting difference in percentage points, positive or negative, is used to determine the multiple of target performance RSUs that will vest on the following March 31. This payout percentage can range from 0% to 150% on a sliding scale according to the following chart:

Percentage TSR Difference	Payout Percentage
20	150%
10	125%
0	100%
(10)	50%
(20)	0%

The initial performance period with respect to the first tranche of performance RSUs granted in 2012 ended on December 31, 2012. The payout percentage for this period was 145.6% based on our TSR percentage difference of 18.24. Thus, Mr. Flores earned 43,680 performance RSUs and Messrs. Bourgeois, Talbert and Wombwell each earned 21,840 performance RSUs for this first tranche of performance RSUs. These performance RSUs vested on March 31, 2013, and each was valued at $47.05, which represents the average closing sales price of one share of PXP common stock over the five trading days immediately prior to the vesting date. Total cash payouts of $2,055,144 for Mr. Flores and $1,027,572 for each of Messrs. Bourgeois, Talbert and Wombwell were made in April 2013.

Performance RSUs are generally forfeited unless a participant is continuously employed through the vesting date. The underlying principle is that the participant needs to have been an active employee in order to have contributed to the results on which the earned awards are based.

Exceptions to this treatment are accelerated vesting of performance RSUs upon a change of control of the Company or the death or disability of a participant as discussed under “Potential Payments Upon Termination or Change in Control” below.

In 2012, the Committee adopted an Annual Performance Incentive Plan. This plan sets forth objective performance criteria that will determine 50% of each executive’s annual target cash bonus. Target payout is 50% of the executive’s annual salary on the last day of the performance period. For 2012, each of the executives received a bonus at 198.8% of target, which equals 100% plus 4 times the TSR percentage difference of 24.7%. The TSR percentage difference equals PXP’s TSR for the one year period ended December 31, 2012, which was 27.83%, less the TSR of the S&P Oil and Gas E&P for that same period, which was 3.13%.

Grants of Plan-Based Awards in 2012

The following table sets forth specific information with respect to each equity grant made under any Company plan to a named executive officer in 2012.

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards[1]			Estimated Future Payouts Under Equity Incentive Plan Awards[2]
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock[3] (#)	Grant Date Fair Value of Stock and Option Awards ($)
James C. Flores	10/23/12	[1]	800,000	1,600,000	-	-	-	-	-
	2/8/12	-	-	-	-	-	-	90,000	3,873,600
	2/8/12	-	-	-	[2]	90,000	135,000	-	3,906,900	[4]
Doss R. Bourgeois	10/23/12	[1]	375,000	750,000	-	-	-	-	-
	2/8/12	-	-	-	-	-	-	45,000	1,936,800
	2/8/12	-	-	-	[2]	45,000	67,500	-	1,953,450	[4]
Winston M. Talbert	10/23/12	[1]	375,000	750,000	-	-	-	-	-
	2/8/12	-	-	-	-	-	-	45,000	1,936,800
	2/8/12	-	-	-	[2]	45,000	67,500	-	1,953,450	[4]
John F. Wombwell	10/23/12	[1]	375,000	750,000	-	-	-	-	-
	2/8/12	-	-	-	-	-	-	45,000	1,936,800
	2/8/12	-	-	-	[2]	45,000	67,500	-	1,953,450	[4]

1	Represents awards granted under the Annual Performance Incentive Plan. The amount each executive officer earns can range from 0% to 200% of target. For more information about these awards, see “—Compensation Discussion and Analysis—Executive Summary—Response to the Say-on Pay Vote” and “—Summary Compensation Table—Realized Pay Associated with the Performance RSUs and Annual Performance Incentive Plan.”
2	Reflects information regarding performance RSUs granted during 2012. The number of performance RSUs granted (which equals the target number of units of the award) is multiplied by a payout percentage, which can range from 0% to 150%, to determine the number of units earned by the participant. Participants are entitled to receive a cash amount equal to the value of the performance RSU multiplied by the number of performance RSUs earned. The value of a performance RSU is determined based on the average closing sales price of one share of PXP common stock over the five trading days immediately prior to the March 31 vesting date. The payout percentage for the performance RSUs granted in 2012 is calculated as described in “—Summary Compensation Table—Realized Pay Associated with the Performance RSUs and Annual Performance Incentive Plan.” For more information, see “—Compensation Discussion and Analysis—Executive Summary—Response to the Say-on Pay Vote.”
3	Represents shares underlying awards of RSUs, all of which were granted under the Company’s 2002 Stock Incentive Plan and 2004 Stock Incentive Plan.
4	Reflects the grant date fair value of the performance RSUs granted in 2012 determined in accordance with FASB ASC Topic 718, which is the target number of performance RSUs granted multiplied by the grant date fair value per unit of $43.41. The grant date fair value per unit was determined using a payout simulation model. For a discussion of valuation assumptions, see Note 11 to the Company’s 2012 Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. The single measure that determines the number of performance RSUs an executive receives is our total shareholder return, or TSR, compared with the average of TSRs of the S&P 400 MidCap and the S&P Oil and Gas E&P, all computed over the performance period applicable to each award. This measure is a market condition as defined under FASB ASC Topic 718.

Generally, the RSUs granted in 2012 vest over five years, with 22.5% vesting each of the first three years and 16.25% vesting each of the last two years, beginning the first anniversary of the last day of the quarter in which the grant was made. The performance RSUs granted in 2012 vest ratably over three years beginning the first anniversary of the last day of the quarter in which the grant was made, based on our TSR performance. If declared, dividends would accrue on the RSUs and performance RSUs but would not be payable until such RSU has vested.

Option Exercises and Stock Vested in 2012

The following table summarizes the stock vested for each of our named executive officers during 2012. None of our named executive officers exercised any options during 2012.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
James. C. Flores	331,000	[1]	13,081,150
Doss R. Bourgeois	65,500		2,793,575
Winston M. Talbert	65,500		2,793,575
John F. Wombwell	98,500	[2]	4,030,085

1	The receipt of 236,038 of these shares is generally deferred until 2015.
2	The receipt of 32,264 of these shares is deferred until 2015.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth specific information with respect to unexercised options, unvested stock and equity incentive plan awards for each named executive officer outstanding as of December 31, 2012.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)[1]	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)[2]	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)[3]
James. C. Flores	-	-	-	-	-	2,772,180	[4]	130,126,129	90,000	4,224,600
Doss R. Bourgeois	-	-	-	-	-	286,090	[5]	13,429,065	45,000	2,112,300
Winston M. Talbert	-	-	-	-	-	286,090	[5]	13,429,065	45,000	2,112,300
John F. Wombwell	-	-	-	-	-	517,090	[6]	24,272,205	45,000	2,112,300

1	The amounts represent the closing price of a share of PXP common stock on December 31, 2012, or $46.94, multiplied by the number of RSUs or performance RSUs, as applicable. Includes unvested performance RSUs granted in 2012 for which the performance period is complete.

2	Reflects the number of unvested performance RSUs granted in 2012 with respect to the performance periods ending on December 31, 2013 and December 31, 2014. The numbers are based on the maximum performance measure (a payout percentage of 150%), which is the maximum performance measure above the performance achieved for 2012 (a payout percentage of 145.6%), as required by SEC rules. For information on the actual number of units that can be earned for these performance RSU grants, see “—Compensation Discussion and Analysis—Executive Summary—Response to the Say-on Pay Vote” and “—Summary Compensation Table—Realized Pay Associated with the Performance RSUs and Annual Performance Incentive Plan.” The performance RSUs with respect to the performance periods ending on December 31, 2013 and December 31, 2014 will vest on March 31, 2014 and March 31, 2015, respectively.
3	The amounts represent the closing price of a share of PXP common stock on December 31, 2012, or $46.94, multiplied by the number of performance RSUs.
4	Of the 2,772,180 RSUs, 144,930 will vest on March 31, 2013 (43,680 of which are performance RSUs and will be settled in cash), 200,000 will vest on September 30, 2013, 90,000 will vest on March 31, 2014, 200,000 will vest on September 30, 2014, 78,750 will vest on March 31, 2015, 1,000,000 will vest on September 30, 2015, 43,875 will vest on March 31, 2016, 14,625 will vest on March 31, 2017, 66,666 will vest on September 30, 2019, 733,333 will vest on September 30, 2020, 133,334 will vest on September 30, 2021 and 66,667 will vest on September 30, 2022. The performance RSUs that vested on March 31, 2013, were valued at $47.05, which represents the average closing sales price of one share of PXP common stock over the five trading days immediately prior to the vesting date.
5	Of the 286,090 RSUs, 72,465 will vest on March 31, 2013 (21,840 of which are performance RSUs and will be settled in cash), 45,000 will vest on March 31, 2014, 39,375 will vest on March 31, 2015, 21,938 will vest on March 31, 2016, 7,312 will vest on March 31, 2017 and 100,000 will vest only upon a change in control. The performance RSUs that vested on March 31, 2013, were valued at $47.05, which represents the average closing sales price of one share of PXP common stock over the five trading days immediately prior to the vesting date.
6	Of the 517,090 RSUs, 72,465 will vest on March 31, 2013 (21,840 of which are performance RSUs and will be settled in cash), 33,000 will vest on September 30, 2013, 45,000 will vest on March 31, 2014, 33,000 will vest on September 30, 2014, 39,375 will vest on March 31, 2015, 165,000 will vest on September 30, 2015, 21,938 will vest on March 31, 2016, 7,312 will vest on March 31, 2017, and 100,000 will vest only upon a change in control. The performance RSUs that vested on March 31, 2013, were valued at $47.05, which represents the average closing sales price of one share of PXP common stock over the five trading days immediately prior to the vesting date.

Nonqualified Deferred Compensation

The following table sets forth information with respect to vested and deferred restricted stock units for each named executive officer. There is no guaranteed return on the deferred restricted stock units. The return is based solely on the performance of the Company’s stock price. Each of these awards has been included in the appropriate tables in the year in which it was granted or expensed, as required by the rules in effect at such time.

Name	Registrant Contributions in Last FY1 ($)	Aggregate Earnings in Last FY2 ($)	Aggregate Balance at Last FYE[3] ($)
James C. Flores	9,054,134	10,416,887	49,620,931
John F. Wombwell	1,208,932	964,996	4,543,323

1	Represents number of RSUs that vested in 2012 and were deferred, multiplied by the closing price of a share of PXP common stock on the day before vesting. Neither the grant nor the vesting of these RSUs is reflected as 2012 compensation in the Summary Compensation Table, but the value of these RSUs upon their vesting and deferral during 2012 is shown in the “Option Exercises and Stock Vested in 2012” table.
2	The amounts solely represent the increase in the value of all of the deferred shares of Company’s common stock during the year.
3	The amounts represent the closing price of a share of PXP common stock on December 31, 2012, or $46.94, multiplied by the number of RSUs in the executive’s account. The amounts shown include compensation that has been reported in the Summary Compensation Table for prior years because the grant date fair value of the RSUs is reported in the Summary Compensation Table when the RSUs are granted. The amounts shown in this column, however, differ from the grant date fair value as the amounts here represent the value of the deferred shares as of the last day of the fiscal year.

Long-Term Retention and Deferred Compensation Plan

The organization & compensation committee of the board, with input from an independent compensation consulting firm, approved a long-term retention and deferred compensation plan, to retain, motivate and fund retirement for, the executive officers. The long-term retention and deferred compensation plan provides for the deferral of awards of equity compensation received by our executive officers for service to PXP and in lieu thereof, an equivalent number of restricted stock units will be credited to an account for the executive. The restricted stock units will vest in accordance with the terms of the equity compensation award, but payment upon vesting will be deferred.

In 2005, our organization & compensation committee approved a long-term retention and deferral agreement with Messrs. Flores and Wombwell. Pursuant to this agreement, 200,000 restricted stock units and 33,000 restricted stock units will be credited annually for ten years to an account for Mr. Flores and Mr. Wombwell, respectively, with the first credit as of September 30, 2005. Each annual credit of restricted stock units is subject to continued service by the executive and is subject to various vesting schedules and events. Payment of vested restricted stock units will be deferred generally until September 30, 2015. The number of restricted stock units to be credited to each account annually will increase to 300,000 for Mr. Flores and 50,000 for Mr. Wombwell, effective upon the date that PXP common stock closes at or above $75.84 per share on any ten out of twenty consecutive trading days.

Potential Payments Upon Termination or Change in Control

Each of our named executive officers is entitled to certain payments and benefits upon a qualifying termination of employment and/or a change in control of the Company as described below.

Long-Term Incentive and Retention Compensation Arrangements

Performance RSUs

Pursuant to the applicable award agreement, in the event of the named executive officer’s death or separation of employment due to disability (as defined in the named executive officer’s employment agreement) that occurs prior to the end of the three-year performance period, all outstanding performance RSUs will immediately vest with a payout percentage of 100%. In the event of a change in control (as defined in the 2006 Incentive Plan) that occurs prior to the end of the three-year performance period, all outstanding performance RSUs will immediately vest with a payout percentage based on the Company’s relative TSR performance through the date of such change in control.

Long-Term Retention and Deferral Arrangements for James C. Flores

Under Mr. Flores’ long-term retention and deferral agreement approved in August 2005 and further described above under “—Long-Term Retention and Deferred Compensation Plan,” (i) if Mr. Flores’ employment is terminated by PXP without cause, by Mr. Flores’ death or disability, or by Mr. Flores for good reason (each as defined in his employment agreement) or (ii) upon a change of control (as defined in the Company’s stock plans), all credited restricted stock units will vest in full, and any credits of restricted stock units not yet made pursuant to the retention agreement will be immediately credited to Mr. Flores and will be fully vested.

In March 2008, the organization & compensation committee approved an arrangement, whereby Mr. Flores, if employed at such times, will be credited 200,000 restricted stock units annually for five years, with the first 200,000 restricted stock units credited September 30, 2015. Each annual credit of restricted stock units is subject to continued service by Mr. Flores. The first three annual credits will each vest in full in 2020, and the fourth and fifth annual credits will each vest ratably over a three-year period from the date of credit. If Mr. Flores’ employment is terminated by PXP without cause, by Mr. Flores’ disability, or by Mr. Flores for good reason (each as defined in his employment agreement) or upon change in control (as defined in the Company’s stock plans), all credited restricted stock units will vest in full, and any credits of restricted stock awards not yet made pursuant to this arrangement will be immediately credited to Mr. Flores and will be fully vested. In the event of death, only the restricted stock units that would have otherwise been credited within the five years following the death of Mr. Flores would be credited and vested. The Committee approved this arrangement to incentivize Mr. Flores and to further align his interests with stockholders beyond his current long-term arrangement that ends in 2015.

Long-Term Retention and Deferral Arrangements for John F. Wombwell

Under Mr. Wombwell’s long-term retention and deferral agreement approved in August 2005 and further described above under “—Long-Term Retention and Deferred Compensation Plan,” in the event of a change in control (as defined in the Company’s stock plan), all credited restricted stock units will vest in full, and any credits of restricted stock units not yet made pursuant to the retention agreement will be immediately credited to Mr. Wombwell and will be fully vested. In the event that Mr. Wombwell’s employment is terminated by PXP without cause, by Mr. Wombwell’s death or disability, or by Mr. Wombwell for good reason (each as defined in his employment agreement), all credited restricted stock units will vest in full, and up to one additional annual credit of restricted stock units will be immediately credited to Mr. Wombwell and will be fully vested.

Other Long-Term Incentive and Retention Compensation Arrangements

All other equity awards granted or contractually promised to our named executive officers will immediately vest and become fully exercisable upon a change in control (as defined in the applicable award plan or agreement), the grantee’s death or disability, termination of employment by the Company without cause, or termination of employment by the grantee for good reason (each as defined in the named executive officer’s employment agreement).

Employment Agreements and Change-in-Control Arrangements

PXP has entered into employment agreements with respect to each named executive officer as described below, and each named executive officer has also entered into an FCX Letter Agreement as described above in “—Compensation Discussion and Analysis—Components of Executive Compensation for 2012—Long-Term Incentive and Retention Compensation—Employment Agreements and Termination and Change-in-Control Arrangements.”

The following is a description of the employment agreements and change-in-control arrangements with respect to each named executive officer, including a description of the FCX Letter Agreements. The tables included below reflect an assumed amount of compensation to each of the named executive officers of the Company in the event of termination of such executive’s employment. The amount of compensation payable to each named executive officer upon termination without cause, termination due to death or disability, termination for good reason and various change-in-control scenarios is shown below. The amounts shown assume that such termination was effective as of December 31, 2012, and thus include amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. Furthermore, the amounts shown do not take into account the terms and waivers set forth in the FCX Letter Agreements because the planned merger with FCX had not been consummated as of December 31, 2012 and the FCX Letter Agreements will have no effect unless the merger is consummated. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

James C. Flores

PXP entered into an employment agreement with Mr. Flores, effective as of June 9, 2004, as amended on March 12, 2008 and as amended by the Restricted Stock Unit Agreement effective as of November 4, 2010. Effective as of March 12, 2008, the initial term of the employment agreement was extended for five years through March 12, 2013 and will be automatically renewed and extended for a period of 5 years commencing on March 13, 2008 and on each successive day thereafter.

Mr. Flores is entitled to a base salary of $1.6 million and is eligible for a bonus, with a target of $1.6 million. Under his employment agreement, Mr. Flores is eligible to participate in all employee incentive compensation plans and to receive all of the fringe benefits and perquisites PXP provides to other senior executives, and PXP reimburses him for monthly club fees and one club initiation fee. Mr. Flores is also entitled to personal use of the Company’s aircraft in accordance with PXP’s policy for such use by senior executives.

Mr. Flores’ employment agreement provides that if his employment is terminated by PXP without cause, by Mr. Flores’ death or disability, or by Mr. Flores for good reason, PXP will pay him a lump sum amount equal to three times the sum of his base salary and target annual bonus. Also, Mr. Flores and his dependents will be entitled to continued health insurance benefits for a period of three years after the date of termination, subject to mitigation if he becomes entitled to health benefits under another plan, and Mr. Flores will be made “whole” with respect to such amounts on a net after-tax basis. In addition, all of Mr. Flores’ equity compensation and equity-based awards outstanding or to which Mr. Flores is contractually entitled on the date of any such termination of employment will become immediately exercisable and payable in full, with any associated performance goals deemed to have been achieved at the maximum levels and all restrictions removed.

Under his employment agreement, if benefits to which Mr. Flores becomes entitled are considered “excess parachute payments” under Section 280G of the Internal Revenue Code, then Mr. Flores will be entitled to an additional payment from PXP in an amount equal to the excise tax imposed by Sections 4999 or 409A of the Internal Revenue Code or any interest or penalties with respect to such excise tax (excluding any income tax or employment tax imposed upon the additional payment).

Under his employment agreement, each of the (i) cash severance benefits and (ii) equity awards that are determined to be “nonqualified deferred compensation” under Section 409A of the Internal Revenue Code that are payable upon a separation from service (other than because of death) will be placed into a rabbi trust for Mr. Flores. Such amounts will be paid to him six months following his separation from service, in accordance with Section 409A of the Internal Revenue Code, with interest (based on the “prime rate” plus 1%). His health insurance benefits will be paid by the Company on behalf of Mr. Flores on a monthly basis.

The following table sets forth the estimated payments and benefits that would be provided to Mr. Flores if his employment had been terminated on December 31, 2012, by

•	the Company without cause or Mr. Flores for good reason,

•	Mr. Flores’ death, or

•	Mr. Flores’ disability.

Termination Scenario	Cash Benefits[1] ($)	Health Insurance Benefits[2] ($)	Gross-Up for Health Insurance Benefits ($)	Equity Awards ($)		Interest ($)[3]	Total ($)
Without Cause or Good Reason	9,600,000	79,700	38,637	143,646,490	[4]	3,074,878	156,439,705
Death	9,600,000	79,700	38,637	123,482,990	[5]	-	133,201,327
Disability	9,600,000	79,700	38,637	142,258,990	[6]	3,074,878	155,052,205

1	In 2012, Mr. Flores was entitled to a base salary of $1,600,000 with a target bonus of 100% of his salary.
2	This amount represents 12 months of health insurance benefits at the current 2013 rate, plus the estimated cost of the remaining 24 months of health insurance benefits. For such estimate, we have assumed an annual increase of (i) 10.0% and 8.0% for the health benefits in 2014 and 2015, respectively, (ii) 6.0% for the dental benefits for each of 2014 and 2015 and (iii) 0% and 3.0% for the vision benefits in 2014 and 2015, respectively, based on historical increases for the health benefit plan currently elected by the executive.

3	The amount represents 6 months of interest at a rate of 4.25% for each of the (i) cash benefits and (ii) equity awards that constitute “nonqualified deferred compensation” under Section 409A of the Internal Revenue Code, except in the case of a termination of employment because of death.
4	The amount includes (i) $62,359,790, which represents the closing price of a share of PXP common stock of December 31, 2012, or $46.94, multiplied by 1,328,500 RSUs that would be vested automatically, (ii) $6,182,700, which represents the average closing price of a share of PXP common stock for the five day trading period prior to December 31, 2012, or $46.25, multiplied by 133,680 performance RSUs that would be automatically vested, including 43,680 vested based on the 2012 performance period that has ended and 90,000 remaining performance RSUs that would be automatically vested based on a payout percentage of 150% according to the deemed achievement of performance goals at maximum levels pursuant to Mr. Flores’ employment agreement, and (iii) $75,104,000, which represents the closing price of a share of PXP common stock on December 31, 2012, or $46.94, multiplied by 1,600,000 RSUs that would be credited and vested pursuant to Mr. Flores’ long-term retention and deferral arrangements (of which 200,000 RSUs would be credited and vested because of the deemed achievement of performance goals at maximum levels pursuant to Mr. Flores’ employment agreement). The RSUs and performance RSUs have been previously, or are currently, reported in the appropriate compensation tables, as required by the rules in effect at the time of grant.
5	The amount includes (i) $62,359,790, which represents the closing price of a share of PXP common stock of December 31, 2012, or $46.94, multiplied by 1,328,500 RSUs that would be vested automatically, (ii) $4,795,200, which represents the average closing price of a share of PXP common stock for the five day trading period prior to December 31, 2012, or $46.25, multiplied by 103,680 performance RSUs that would be automatically vested, including 43,680 performance RSUs vested based on the 2012 performance period that has ended and 60,000 remaining performance RSUs that would be automatically vested according to a payout percentage of 100%, and (iii) $56,328,000, which represents the closing price of a share of PXP common stock on December 31, 2012, or $46.94, multiplied by 1,200,000 RSUs that would be credited and vested pursuant to Mr. Flores’ long-term retention and deferral arrangements (of which 200,000 RSUs would be credited and vested because of the deemed achievement of performance goals at maximum levels pursuant to Mr. Flores’ employment agreement). The RSUs and performance RSUs have been previously, or are currently, reported in the appropriate compensation tables, as required by the rules in effect at the time of grant.
6	The amount includes (i) $62,359,790, which represents the closing price of a share of PXP common stock of December 31, 2012, or $46.94, multiplied by 1,328,500 RSUs that would be vested automatically, (ii) $4,795,200, which represents the average closing price of a share of PXP common stock for the five day trading period prior to December 31, 2012, or $46.25, multiplied by 103,680 performance RSUs that would be automatically vested, including 43,680 performance RSUs vested based on the 2012 performance period that has ended and 60,000 remaining performance RSUs that would be automatically vested according to a payout percentage of 100%, and (iii) $75,104,000, which represents the closing price of a share of PXP common stock on December 31, 2012, or $46.94, multiplied by 1,600,000 RSUs that would be credited and vested pursuant to Mr. Flores’ long-term retention and deferral arrangements (of which 200,000 RSUs would be credited and vested because of the deemed achievement of performance goals at maximum levels pursuant to Mr. Flores’ employment agreement). The RSUs and performance RSUs have been previously, or are currently, reported in the appropriate compensation tables, as required by the rules in effect at the time of grant.

In connection with a Change of Control (as defined below), Mr. Flores will be entitled to the cash benefits, health insurance benefits and the gross-up set forth in the table above if:

•

PXP fails to obtain from the successor company a satisfactory agreement to assume and perform Mr. Flores’ employment agreement and Mr. Flores resigns within a one-year period immediately following the Change of Control, or

•	if Mr. Flores terminates his employment with the Company or any successor who has assumed his employment agreement.

In addition, if there is a termination of employment of Mr. Flores in connection with a Change of Control, he would be entitled to (i) 1,328,500 RSUs that would be vested automatically and 1,600,000 RSUs that would be credited and vested pursuant to Mr. Flores’ long-term retention and deferral arrangements (of which 200,000 RSUs would be credited and vested because of the deemed achievement of performance goals at maximum levels pursuant to Mr. Flores’ employment agreement), which are valued at $137,463,790 based on the closing price of a share of PXP common stock on December 31, 2012, or $46.94; (ii) 133,680 performance RSUs (including 43,680 performance RSUs vested based on the 2012 performance period that has ended and 90,000 remaining performance RSUs that would be automatically vested with a payout percentage of 150% according to the deemed achievement of performance goals at maximum levels pursuant to Mr. Flores’ employment agreement), which are valued at $6,182,700 based on the average closing price of a share of PXP common stock for the five day trading period prior to December 31, 2012, or $46.25; (iii) a payment in an estimated amount of $44,342,951 for excise taxes and the related excise tax gross-up; and, except in the event of a termination of employment because of death, (iv) interest of $3,074,878 (representing 6 months of interest at a rate of 4.25% for each of the cash benefits and equity awards that constitute “nonqualified deferred compensation” under Section 409A of the Internal Revenue Code). If there is a Change of Control of the Company and the successor company agrees to assume and perform Mr. Flores’ employment agreement and Mr. Flores does not terminate his employment with such successor, then Mr. Flores would not be entitled to the cash benefits, health insurance benefits or health insurance related gross-up set forth in the table above, and would not receive any interest. However, 2,728,500 RSUs (including 1,400,000 RSUs that would be credited and automatically vested pursuant to Mr. Flores’ long-term retention and deferral arrangements) and 131,040 performance RSUs (including 43,680 performance RSUs vested based on the 2012 performance period that has ended and 87,360 remaining performance RSUs that would vest assuming a payout percentage of 145.6% according to the Company’s relative performance through the date of the Change in Control) would automatically vest and Mr. Flores would receive a payment in the estimated amount of $31,994,753 for excise taxes and the related excise tax gross-up. Based on the closing price of a share of PXP common stock on December 31, 2012, or $46.94, the 2,728,500 RSUs are valued at $128,075,790, and based on the average closing price of a share of PXP common stock for the five day trading period prior to December 31, 2012, or $46.25, the 131,040 performance RSUs are valued at $6,060,600.

If Mr. Flores is terminated for cause, the Company will have no obligations to Mr. Flores other than reimbursement of expenses incurred prior to such termination. If Mr. Flores resigns (other than for good reason), then he will not be entitled to further compensation except as may be provided by the terms of any benefit plans of the Company in which he participates and the terms of any outstanding equity grants, for salary accrued but unpaid through the date of resignation and reimbursement of expense incurred prior to such date. In either case, no further credits would be made to Mr. Flores under his long-term retention and deferral arrangements and any unvested restricted stock units would automatically be forfeited.

For two years following the termination of employment, Mr. Flores agrees not to disclose any confidential information obtained by him while in the employ of the Company with respect to the Company’s business. In addition, Mr. Flores has agreed that during the term of his employment agreement and for one year thereafter, he generally will not (i) engage in any business in North America that is substantially identical to the business of PXP or (ii) hire any employee, consultant or director of PXP or encourage any such person to leave his or her job with PXP or induce any client of PXP to terminate its business relationship with the Company. However, in the event that Mr. Flores is terminated without cause or if he resigns for good reason, then Mr. Flores will have no further obligations to the Company with respect to the non-compete provisions described in clause (i).

Mr. Flores’ FCX Letter Agreement provides that he will serve as the Vice-Chairman of FCX and Chief Executive Officer of the oil and gas business of FCX and as a member of the board of directors of FCX. Mr. Flores’ annual base salary will be no less than the same annual base salary applicable to each of the current Chairman and FCX and the current President and Chief Executive Officer of FCX, as in effect from time to time. Mr. Flores is eligible for an annual incentive award based on an annual target incentive opportunity that is the same as applicable to peer executives of FCX, and participation in incentive compensation and certain benefit plans applicable to the peer executives of FCX.

Mr. Flores’ FCX Letter Agreement provides that he will waive his right to resign from employment with PXP for “good reason” (as defined in his current employment agreement) and to receive severance payments or benefits under his current employment agreement and for purposes of all arrangements which contain any such right or commitments, solely (i) as a result of the merger with FCX, (ii) due to the location of FCX’s principal executive offices or the relocation of Mr. Flores’ principal office, it being agreed that Mr. Flores’ principal office will be in Houston, Texas, or (iii) due to Mr. Flores’ not being the CEO or Chairman of FCX or serving in any other position at PXP or its affiliates or on any committee thereof.

Pursuant to Mr. Flores’ FCX Letter Agreement, Mr. Flores has agreed to take 100% stock consideration in settlement of certain stock-settled restricted stock units that fully vest as a result of the merger with FCX. The shares of FCX common stock delivered to Mr. Flores in settlement of such stock-settled restricted stock units will generally be subject to a holding requirement from the closing date of the merger through the third anniversary thereof.

Doss R. Bourgeois, Winston M. Talbert and John F. Wombwell

PXP entered into an employment agreement with Mr. Wombwell on June 9, 2004. On November 8, 2006, PXP entered into employment agreements with Messrs. Talbert and Bourgeois. Each of Messrs. Bourgeois, Talbert and Wombwell are referred to as an “executive” for purposes of this discussion.

The agreement with Mr. Wombwell has an initial term of five years and the agreements with Messrs. Talbert and Bourgeois each have an initial term of three years, although any of the agreements may be terminated earlier under certain circumstances. The term of the agreement with Mr. Wombwell and Messrs. Talbert and Bourgeois will be automatically renewed and extended for a period of 24 months commencing on the third anniversary and the annual anniversary, respectively, of the effective date and on each successive day thereafter.

Messrs. Bourgeois, Talbert and Wombwell are each entitled to a base salary of $750,000 and are eligible for a bonus, with a target of $750,000. Under each executive’s employment agreement, the executive is eligible to participate in all employee incentive compensation plans and to receive all of the fringe benefits and perquisites PXP provides to other senior executives, and PXP reimburses him for monthly club fees. In addition, if benefits to which the executive becomes entitled are considered “excess parachute payments” under Section 280G of the Internal Revenue Code, then the executive will be entitled to an additional payment from PXP in an amount equal to the excise tax imposed by Sections 4999 or 409A of the Internal Revenue Code or any interest or penalties with respect to such excise tax (excluding any income tax or employment tax imposed upon the additional payment).

Pursuant to the provisions of the employment agreements, if the executive’s employment is terminated by PXP without cause or because of disability, PXP will pay him a lump sum amount equal to one times the sum of his base salary and target annual bonus. Also, the executive and his dependents will be entitled to health insurance benefits for up to one year after termination, subject to mitigation if he becomes entitled to health benefits under another plan, and the executive will be made “whole” with respect to such amounts on a net after-tax basis. In addition, if the executive’s employment is terminated by PXP without cause, all of the executive’s equity compensation and equity-based awards outstanding or to which the executive is contractually entitled on the date of any such termination of employment (with certain limited exceptions) will become immediately exercisable and payable in full, with any associated performance goals deemed to have been achieved at the maximum levels and all restrictions removed.

Under the employment agreements, each of the (i) cash severance benefits and (ii) equity awards that are determined to be “nonqualified deferred compensation” under Section 409A of the Internal Revenue Code that are payable upon a separation from service (other than because of death) will be placed into a rabbi trust for the executive. Such amounts will be paid to him six months following his separation from service, in accordance with Section 409A of the Internal Revenue Code, with interest (based on the “prime rate” plus 1%). His health insurance benefits will be paid by the Company on behalf of the executive on a monthly basis.

The following table sets forth the estimated payments and benefits that would be provided to each executive if such officer’s employment had been terminated on December 31, 2012, by the Company without cause or due to disability.

Name	Cash Benefits[1] ($)	Health Insurance Benefits[2] ($)	Gross-Up for Health Insurance Benefits ($)	Equity Awards ($)				Interest[3] ($)		Total ($)
				without cause		disability		without cause	disability	without cause	disability
Doss R. Bourgeois	1,500,000	17,013	8,248	10,801,245	[4]	10,107,495		31,788	31,788	12,358,294	11,664,544
Winston M. Talbert	1,500,000	24,304	11,782	10,801,245	[4]	10,107,495		31,788	31,788	12,369,119	11,675,369
John F. Wombwell	1,500,000	24,304	11,782	20,893,345	[5]	19,401,615	[6]	341,939	325,028	22,771,370	21,262,729

1	In 2012, each of Messrs. Bourgeois, Talbert and Wombwell was entitled to a base salary of $750,000 with a target bonus of 100% of such salary.
2	The amount represents 12 months of health insurance benefits at the current 2013 rate.
3	The amount represents 6 months of interest at a rate of 4.25% for the cash benefits for each executive and, for Mr. Wombwell, for equity awards that constitute “nonqualified deferred compensation” under Section 409A of the Internal Revenue Code.
4	The amount represents (i) the closing price of a share of PXP common stock on December 31, 2012, or $46.94, multiplied by 164,250 RSUs that would be vested automatically and (ii) the average closing price of a share of PXP common stock for the five trading day period prior to December 31, 2012, or $46.25, multiplied by 66,840 performance RSUs, including 21,840 performance RSUs vested based on the 2012 performance period that has ended and 45,000 remaining performance RSUs that would be automatically vested with a payout percentage of 150% according to the deemed achievement of performance goals at maximum levels pursuant to the executive’s employment agreement. The RSUs and performance RSUs have been previously, or are currently, reported in the appropriate compensation tables as required by the rules in effect at the time of grant.
5	The amount represents (i) the closing price of a share of PXP common stock on December 31, 2012, or $46.94, multiplied by 379,250 RSUs that would be vested automatically, including 50,000 RSU that would be credited and vested under Mr. Wombwell’s long-term retention and deferral arrangements (of which 17,000 RSUs would be credited and vested because of the deemed achievement of performance goals at maximum levels pursuant to Mr. Wombwell’s employment agreement), and (ii) the average closing price of a share of PXP common stock for the five trading day period prior to December 31, 2012, or $46.25, multiplied by 66,840 performance RSUs, including 21,840 performance RSUs vested based on the 2012 performance period that has ended and 45,000 remaining performance RSUs that would be automatically vested with a payout percentage of 150% according to the deemed achievement of performance goals at maximum levels pursuant to Mr. Wombwell’s employment agreement. The RSUs and performance RSUs have been previously, or are currently, reported in the appropriate compensation tables as required by the rules in effect at the time of grant.
6	The amount represents (i) the closing price of a share of PXP common stock on December 31, 2012, or $46.94, multiplied by 362,250 RSUs that would be vested automatically, including 33,000 RSUs that would be credited and vested under Mr. Wombwell’s long-term retention and deferral arrangements and (ii) the average closing price of a share of PXP common stock for the five trading day period prior to December 31, 2012, or $46.25, multiplied by 51,840 performance RSUs, including 21,840 performance RSUs vested based on the performance period that has ended and 30,000 remaining performance RSUs that would be automatically vested according to a payout percentage of 100%. The RSUs and performance RSUs have been previously, or are currently, reported in the appropriate compensation tables as required by the rules in effect at the time of grant.

If an executive’s employment is terminated due to death, then he will not be entitled to further compensation except as may be provided by the terms of any benefit plans of the Company in which he participates and any outstanding equity grants, and for salary accrued but unpaid through the date of death or resignation and reimbursement of expenses incurred prior to such date. However, all of the executive’s equity compensation and equity-based awards outstanding or to which the executive is contractually entitled on the date of any such termination of employment (with certain limited exceptions) will become immediately exercisable and payable in full, with any associated performance goals deemed to have been achieved at the maximum levels and all restrictions removed. Accordingly, the executives would be entitled to the equity awards set forth under the Equity Awards—Disability column in the table above and Mr. Wombwell would be entitled to an additional 17,000 restricted stock units, which are valued at $797,980 based on the closing price of a share of PXP common stock on December 31, 2012, or $46.94, that would be credited and vested under his long-term retention and deferral arrangements because of the deemed achievement of performance goals at maximum levels pursuant to Mr. Wombwell’s employment agreement.

In the event (a)(i) James C. Flores ceases to be Chief Executive Officer of PXP, or (ii) the executive is no longer reporting directly to Mr. Flores, and (b) either (i) the executive resigns within six (6) months of (a)(i) or (ii) above, (ii) his employment is terminated for any reason other than cause or disability, or (iii) the executive resigns for good reason, then instead of the compensation described above, PXP will pay him a lump sum amount equal to two times the sum of his base salary and target annual bonus. Also, the executive and his dependents will be entitled to health insurance benefits for up to two years after termination, subject to mitigation if he becomes entitled to health benefits under another plan, and the executive will be made “whole” with respect to such amounts on a net after-tax basis. In addition, all of the executives’ equity compensation and equity-based awards (with the exception of the restricted stock units granted on November 8, 2006) outstanding or to which the executive is contractually entitled on the date of any such termination of employment will become immediately exercisable and payable in full, with any associated performance goals deemed to have been achieved at the maximum levels and all restrictions removed. Notwithstanding the foregoing, in the event that Mr. Flores ceases to be Chief Executive Officer due to his death or disability, the executive will be entitled to the compensation and benefits described in this paragraph only if he is terminated for any reason other than cause or disability or he resigns for good reason. The following table sets forth the estimated payments and benefits that would be provided to each executive assuming one of the triggering events described in this paragraph occurred on December 31, 2012.

Name	Cash Benefits[1] ($)	Health Insurance Benefits[2] ($)	Gross-Up for Health Insurance Benefits ($)	Equity Awards ($)		Interest[3] ($)	Total ($)
Doss R. Bourgeois	3,000,000	35,671	17,292	10,801,245	[4]	63,575	13,917,783
Winston M. Talbert	3,000,000	50,957	24,703	10,801,245	[4]	63,575	13,940,480
John F. Wombwell	3,000,000	50,957	24,703	20,893,345	[5]	373,726	24,342,731

1	In 2012, each of Messrs. Bourgeois, Talbert and Wombwell was entitled to a base salary of $750,000 with a target bonus of 100% of such salary.
2	The amount represents 12 months of health insurance benefits at the current 2013 rate, plus the estimated cost of the remaining 12 months of health insurance benefits. For such estimate, we have assumed an annual increase of (i) 10.0% for the health benefits, (ii) 6.0% for the dental benefits, and (iii) 0.0% for the vision benefits, for 2014, based on historical increases for the health benefit plan currently elected by each executive.
3	The amount represents 6 months of interest at a rate of 4.25% for the cash benefits for each executive and, for Mr. Wombwell, for equity awards that constitute “nonqualified deferred compensation” under Section 409A of the Internal Revenue Code, except in the case of a termination of employment because of death.
4	The amount represents (i) the closing price of a share of PXP common stock on December 31, 2012, or $46.94, multiplied by 164,250 RSUs that would be vested automatically and (ii) the average closing price of a share of PXP common stock for the five trading day period prior to December 31, 2012, or $46.25, multiplied by 66,840 performance RSUs, including 21,840 performance RSUs vested based on the 2012 performance period that has ended and 45,000 remaining performance RSUs that would be automatically vested with a payout percentage of 150% according to the deemed achievement of performance goals at maximum levels pursuant to the executive’s employment agreement. The RSUs and performance RSUs have been previously, or are currently, reported in the appropriate compensation tables as required by the rules in effect at the time of grant.
5

The amount represents (i) the closing price of a share of PXP common stock on December 31, 2012, or $46.94, multiplied by 379,250 RSUs that would be vested automatically, including 50,000 RSUs that would be credited and vested under Mr. Wombwell’s long-term retention and deferral arrangements (of which 17,000 RSUs would be credited and vested because of the deemed achievement of performance goals at maximum levels pursuant to Mr. Wombwell’s employment agreement), and (ii) the average closing price of a share of PXP common stock for the five trading day period prior to December 31, 2012, or $46.25, multiplied by 66,840 performance RSUs, including 21,840 performance RSUs vested based on the 2012 performance period that has ended and 45,000 remaining performance RSUs that would be automatically vested with a payout percentage of 150% according to the deemed achievement of performance goals at maximum levels pursuant to the executive’s employment agreement. The RSUs and performance RSUs have been previously, or are currently, reported in the appropriate compensation tables as required by the rules in effect at the time of grant.

Except as set forth in the following paragraph, if within a one-year period following a Change of Control (as defined below), the executive resigns or is terminated for any reason, then instead of the compensation described in the above tables, PXP will pay him a lump sum amount equal to three times the sum of his base salary and target annual bonus. Also, the executive and his dependents will be entitled to health insurance benefits for up to three years after termination, subject to mitigation if he becomes entitled to health benefits under another plan. In addition, all of the executives’ equity compensation and equity-based awards outstanding or to which the executives are contractually entitled on the date of any such termination of employment will become immediately exercisable and payable in full. The following table sets forth the estimated payments and benefits that would be provided to each executive vice president assuming one of the triggering events described in this paragraph occurred on December 31, 2012.

Name	Cash Benefits[1] ($)	Health Insurance Benefits[2] ($)	Gross-Up ($)	Excise Tax Payment and Related Gross-Up3 ($)	Equity Awards ($)		Interest[4] ($)	Total ($)
Doss R. Bourgeois	4,500,000	55,791	27,046	5,427,663	15,495,245	[5]	95,363	25,601,108
Winston M. Talbert	4,500,000	79,700	38,637	5,602,944	15,495,245	[5]	95,363	25,811,888
John F. Wombwell	4,500,000	79,700	38,637	8,224,865	27,934,345	[6]	455,251	41,232,798

1	In 2012, each of Messrs. Bourgeois, Talbert and Wombwell were entitled to a base salary of $750,000 with a target bonus of 100% of such salary.
2	The amount represents 12 months of health insurance benefits at the current 2013 rate, plus the estimated cost of the remaining 24 months of health insurance benefits. For such estimate, we have assumed an annual increase of (i) 10.0% and 8.0% for the health benefits in 2014 and 2015, respectively, (ii) 6.0% for the dental benefits for each of 2014 and 2015 and (iii) 0% and 3.0% for the vision benefits in 2014 and 2015, respectively, based on historical increases for the health benefit plan currently elected by each executive.
3	In the event the executive’s employment is terminated because of death or disability, no excise tax or related gross-up would be payable.
4	The amount represents 6 months of interest at a rate of 4.25% for the cash benefits for each executive and, for Mr. Wombwell, for equity awards that constitute “nonqualified deferred compensation” under Section 409A of the Internal Revenue Code, except in the case of a termination of employment because of death.
5	The amount represents (i) the closing price of a share of PXP common stock on December 31, 2012, or $46.94, multiplied by 264,250 RSUs that would be vested automatically, and (ii) the average closing price of a share of PXP common stock for the five trading day period prior to December 31, 2012, or $46.25, multiplied by 66,840 performance RSUs (including 21,840 performance RSUs vested based on the 2012 performance period that has ended and 45,000 remaining performance RSUs that would be automatically vested with a payout percentage of 150% according to the deemed achievement of performance goals at maximum levels pursuant to the executive’s employment agreement). The RSUs and performance RSUs have been previously, or are currently, reported in the appropriate compensation tables as required by the rules in effect at the time of grant.
6	The amount represents (i) the closing price of a share of PXP common stock on December 31, 2012, or $46.94, multiplied by 529,250 RSUs (including 100,000 RSUs that would be credited and automatically vested pursuant to Mr. Wombwell’s long-term retention and deferral arrangements, of which 34,000 RSUs would be credited and vested because of the deemed achievement of performance goals at maximum levels pursuant to Mr. Wombwell’s employment agreement), and (ii) the average closing price of a share of PXP common stock for the five trading day period prior to December 31, 2012, or $46.25, multiplied by 66,840 performance RSUs (including 21,840 performance RSUs vested based on the 2012 performance period that has ended and 45,000 remaining performance RSUs that would be automatically vested with a payout percentage of 150% according to the deemed achievement of performance goals at maximum levels pursuant to the executive’s employment agreement). The RSUs and performance RSUs have been previously, or are currently, reported in the appropriate compensation tables as required by the rules in effect at the time of grant.

If following a Change of Control, (A) the surviving entity requests the executive to remain employed; (B) Mr. Flores is either the President, Chief Executive Officer, or Chairman of the Board; (C) the executive is reporting directly to Mr. Flores, and (D) the surviving entity places all amounts which would otherwise become payable as described in the preceding paragraphs in escrow with a party and terms reasonably acceptable to the executive, then the executive may not resign and receive the compensation described in the preceding paragraph until six months after the date of the Change of Control. Notwithstanding the foregoing, if, following a Change of Control, Mr. Flores ceases to be either President, Chief Executive Officer or Chairman of the Board due to his death or disability prior to the expiration of the six (6) months from the date of the Change in Control, and the executive resigns for good reason, he will be entitled to the compensation and benefits described in the preceding paragraph.

Upon the occurrence of a Change of Control of the Company only (without a triggering event described above), then 264,250 RSUs for Messrs. Bourgeois and Talbert and 495,250 RSUs for Mr. Wombwell (including 66,000 RSUs that would be credited and automatically vested pursuant to Mr. Wombwell’s long-term retention and deferral arrangements) would automatically be vested. Assuming the closing price of a share of PXP common stock on December 31, 2012, or $46.94, these RSUs are valued at $12,403,895 for Messrs. Bourgeois and Talbert and $23,247,035 for Mr. Wombwell, respectively. In addition, for each executive, 65,520 performance RSUs (including 21,840 performance RSUs vested based on the 2012 performance period that has ended and 43,680 remaining performance RSUs that would vest with a payout percentage of 145.6% according to the Company’s relative performance through the date of the Change of Control) would be vested automatically. Assuming the average closing price of a share of PXP common stock for the five day trading period prior to December 31, 2012, or $46.25, the 65,520 performance RSUs are valued at $3,030,300. Furthermore, each executive would receive a payment for any excise taxes and the related excise tax gross-up, with estimated payments of $0 for each of Messrs. Bourgeois and Talbert and $4,542,138 for Mr. Wombwell.

If an executive is terminated for cause, the Company will have no obligations to such executive other than reimbursement of expenses incurred prior to such termination. If an executive resigns (other than for good reason), then he will not be entitled to further compensation except as may be provided by the terms of any benefit plans of the Company in which he participates and the terms of any outstanding equity grants, for salary accrued but unpaid through the date of resignation and reimbursement of expenses incurred prior to such date.

For two years following the termination of employment, each executive agrees not to disclose any confidential information obtained by him while in the employ of the Company with respect to the Company’s business. In addition, each executive has agreed that during the term of his employment agreement and for one year thereafter, he generally will not (i) engage in any business in North America that is substantially identical to the business of PXP or (ii) hire any employee, consultant or director of PXP or encourage any such person to leave his or her job with PXP or induce any client of PXP to terminate its business relationship with the Company. However, in the event that the executive is terminated without cause or if he resigns for good reason, then the executive will have no further obligations to the Company with respect to the non-compete provisions described in clause (i).

The FCX Letter Agreements with each of the executives provide that the executive will serve as Executive Vice President of the oil and gas business of FCX. The FCX Letter Agreements provide each executive with an annual base salary of no less than $750,000, eligibility for an annual incentive award as determined by the compensation committee of FCX, and participation in incentive compensation and benefit plans of FCX that are applicable to similarly situated executives of FCX.

The FCX Letter Agreements provide that each executive will waive his right to resign from employment with PXP and to receive severance payments or benefits under his current employment agreement and for purposes of all arrangements which contain any such right or commitments (i) for any reason as a result of the merger with FCX, (ii) for any reason because Mr. Flores ceases to be

Chief Executive Officer of PXP, or (iii) due to the location of FCX’s principal executive offices or the relocation of the executive’s principal office, it being agreed that the executive’s principal office will be in Houston, Texas.

Pursuant to the FCX Letter Agreements, each executive has agreed to take no less than 75% stock consideration in settlement of certain stock-settled restricted stock units that fully vest as a result of the merger with FCX, with the remainder converted into the right to receive cash consideration. The shares of FCX common stock delivered to each executive in settlement of such stock-settled restricted stock units will generally be subject to a holding requirement from the closing date of the merger through the third anniversary thereof.

Definitions Under Employment Agreements

For purposes of the employment agreements for each of Messrs. Flores, Bourgeois, Talbert and Wombwell, the definition of a “Change of Control” or “Change in Control” includes:

•

the acquisition by any individual, entity or group of beneficial ownership of 50% or more of the then outstanding voting stock of PXP or the ability to elect 50% or more of PXP’s directors, except in several instances;

•	individuals who currently constitute the board of directors cease for any reason to constitute at least a majority of the board, with several exceptions;

•	the consummation of a merger, consolidation or reorganization, unless, in each case, immediately following the event,

•

the stockholders of PXP immediately before the event own, directly or indirectly, at least 50% of the combined voting power of the then outstanding voting securities of PXP in substantially the same proportion as their ownership of PXP’s voting stock immediately prior to the event, and

•

at least a majority of the members of the board of directors of the entity resulting from the transaction were members of the incumbent board at the time of the execution of the agreement providing for the transaction, and

•

no person (other than (i) PXP or any employee benefit plan (or related trust) sponsored or maintained by PXP or the surviving entity, or (ii) any person who, immediately prior to the event, beneficially owned 50% or more of the then outstanding voting stock of PXP) beneficially owns 50% or more of the combined voting power of the surviving entity’s then outstanding voting securities; or

•	a complete liquidation or dissolution of the Company; or

•	a sale or other disposition of all or substantially all of PXP’s assets.

“Cause” means:

•	the failure of employee to perform reasonably assigned duties;

•	the engaging by employee in conduct that is demonstrably and materially injurious to the Company;

•	employee’s having been convicted of, or entered a plea of nolo contendere to burglary, larceny, murder or arson or a crime involving deceit, fraud, perjury or embezzlement; or

•	the failure to notify the Company of any actual or apparent conflicts of interest relating to employee’s management of personal investments in accordance with his employment agreement.

“Good reason” means (i) the material breach of any of the Company’s obligations under the employee’s employment agreement without the employee’s written consent or (ii) the occurrence of any of the following circumstances (and other than with respect to the fourth bullet below with respect to Mr. Flores) without the employee’s written consent:

•

the change of employee’s title or the assignment to employee of any duties that materially adversely alter the nature or status of employee’s office, title, responsibilities, including reporting responsibilities, from those in effect immediately prior to such assignment;

•

the failure by the Company to continue in effect any compensation plan in which employee participates that is material to employee’s total compensation unless an equitable arrangement (embodied in an ongoing substitute or alternative plan) has been made with respect to such plan, or the failure by the Company to continue employee’s participation therein (or in such substitute or alternative plan) on a basis not materially less favorable to employee, unless any such failure to continue in effect any compensation plan or participation relates to a discontinuance of such plans or participation on a management-wide or Company-wide basis;

•

the taking of any action by the Company which would directly or indirectly materially reduce or deprive employee of any material pension, welfare or fringe benefit then enjoyed by employee, unless such action relates to a discontinuance of benefits on a management-wide or Company-wide basis; or

•

the relocation of the Company’s principal executive offices outside the greater Houston, Texas metropolitan area, or Company’s requiring employee to relocate anywhere other than the location of the Company’s principal executive offices, except for required travel on the Company’s business to an extent substantially consistent with employee’s obligations under his employment agreement.

In addition, with respect to Mr. Flores, the occurrence of any of the following circumstances shall also constitute “good reason”:

•

the failure to nominate employee as a director of the Company or to use best efforts to cause employee to be elected or appointed, or re-elected or re-appointed, as a director of the Company or to use reasonable best efforts to appoint employee a member of a committee in accordance with, and to the extent provided, in employee’s employment agreement; or

•	the employee’s termination of his employment with the Company or any successor who has assumed his employment agreement following a Change in Control of the Company.

DIRECTOR COMPENSATION

The following table shows information for each of the Company’s directors for the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash[1] ($)	Stock Awards[2] ($)		Option Awards[3] ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation[4] ($)	Total ($)
Isaac Arnold, Jr.	63,500	373,900		-	-	33,463	470,863
Alan R. Buckwalter, III	66,500	373,900		-	-	101,604	542,004
Jerry L. Dees	71,500	373,900	[5]	-	-	13,022	458,422
Tom H. Delimitros	79,500	373,900		-	-	68,272	521,672
Thomas A. Fry, III	63,500	373,900	[5]	-	-	21,874	459,274
Charles G. Groat	66,500	373,900		-	-	30,769	471,169
John H. Lollar	74,500	373,900	[5]	-	-	24,635	473,035

1	Of the fees earned, Messrs. Dees and Lollar each elected to receive $14,981 and $4,987, respectively, in shares of PXP common stock.
2	Each year on the day after the date of PXP’s annual stockholders’ meeting, PXP will grant each non-employee director 10,000 shares of restricted stock that vest on the earlier of one year from the grant date or the next annual meeting of PXP stockholders. A director may elect to defer the receipt of all or a portion of his annual grant of restricted shares. In such case, in lieu of the restricted stock, the director will receive restricted stock units that are payable in common stock upon separation from the PXP board of directors, subject to vesting and forfeiture provisions. The amounts included in the Stock Awards column are equal to the grant date fair value of awards granted in 2012, in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 11 to the Company’s 2012 Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. The grant date value reflects the closing price of a share of PXP common stock on the effective date of the annual grant (May 21, 2012), or $37.39, multiplied by 10,000 shares of restricted stock or restricted stock units, as the case may be, which will vest on May 21, 2013. As of December 31, 2012, Messrs. Arnold, Buckwalter, Delimitros and Groat each owned 10,000 shares of restricted stock, Mr. Fry owned 10,000 restricted stock units, Messrs. Arnold and Groat each owned 20,000 restricted stock units, Mr. Dees owned 60,000 restricted stock units, Mr. Delimitros owned 40,000 restricted stock units and Mr. Lollar owned 80,000 restricted stock units.
3	There were no option awards granted to directors in fiscal 2012.
4	The dollar value included in the table above represents the incremental cost to the Company for personal airplane use, together with health insurance premiums paid by the Company. The incremental cost to the Company for airplane use was calculated as follows: expenses due to maintenance; expenses for fuel; crew travel expenses; parking, ramp and landing fees; airport taxes and similar fees directly related to the flight; and in-flight food and beverage. We do not include fixed costs that do not change based on usage, such as management fees and hangar fees. Amounts in All Other Compensation for 2012 include aircraft usage of $18,337, $100,077, $12,121, $53,146, $21,445, $30,769, and $11,810 for Messrs. Arnold, Buckwalter, Dees, Delimitros, Fry, Groat and Lollar, respectively, which represents the incremental cost to PXP for the director’s personal use of PXP’s aircraft.
5	The director has elected to defer receipt of the award until his separation from service as a member of the Board.

PXP believes that its directors’ compensation should be weighted towards equity to directly align the directors’ interests with those of its stockholders. Accordingly, each year on the day after the date of PXP’s annual stockholders’ meeting, PXP will grant each non-employee director 10,000 shares of restricted stock that vest on the earlier of one year from the grant date or the next annual meeting of PXP stockholders. A director may elect to defer the receipt of all or a portion of these restricted shares. In such case, in lieu of the restricted stock, the director will receive restricted stock units that are payable in common stock upon separation from the PXP board of directors, subject to vesting and forfeiture provisions. PXP has not and does not time the grant of awards in coordination with the release of material non-public information. Similarly, we have not timed, nor do we plan to time, the release of material non-public information for the purpose of affecting the value of director compensation.

Following election to the board by stockholders, our directors are required to own shares of PXP common stock with a value equal to five times their annual retainer. In addition, effective May 6, 2011, for current non-employee directors, and effective at the time of election or appointment (as applicable) for future non-employee directors, for a period of two years from such effective time, all non-employee directors are required to maintain ownership of at least 75% of the shares of PXP common stock beneficially owned by the director as of the effective time. After the two year period, non-employee directors are permitted to transfer or sell, in addition to the 25% of holdings permitted above, up to 10% per calendar year of the total number of shares of PXP common stock that the director owns on January 1 of such year.

PXP pays each non-employee director an annual retainer of $35,000. A director that serves as chairman of the audit committee receives an additional annual retainer of $10,000, and each other non-employee committee chairman receives an additional annual retainer of $5,000. Non-employee directors also receive an attendance fee of $3,000 for each board meeting attended (not including telephonic meetings), an attendance fee of $1,000 for each committee meeting attended and an attendance fee of $500 for each telephonic board or committee meeting attended. PXP also reimburses all directors for reasonable expenses they incur while attending board and committee meetings.

Each non-employee director is allowed to make personal use of PXP’s aircraft for a maximum of 30 flight hours per year.

Any non-employee director may elect to receive shares of PXP common stock in lieu of the annual retainer fees as a board member and chairperson and attendance fees for regular board and committee meetings. The number of shares is determined by dividing the fee amount by the closing price per share of PXP common stock on the last trading day before the Company becomes obligated to pay the fee.

Mr. Flores does not receive separate compensation for service on PXP’s board of directors.

Equity Compensation Plan Table

The following table presents information about the options, warrants and rights and other equity compensation under our equity plans as of December 31, 2012:

Plan category[1]	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans approved by stockholders[2]	5,603,479[3]	$ -	3,450,997[4]

1	PXP does not have any equity securities outstanding or available for issuance under any non-stockholder approved equity compensation plans.
2	Consists of our 2002 Stock Incentive Plan, 2004 Stock Incentive Plan and 2010 Incentive Award Plan.
3	The 5,603,479 shares are subject to outstanding restricted stock units. Of those 5,603,479 restricted stock units, 1,353,904 are vested but deferred.
4	Consists solely of shares available for issuance under our 2004 Stock Incentive Plan and 2010 Incentive Award Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of PXP common stock as of April 26, 2013 by each director and named executive officer of PXP during 2012, all current executive officers and directors as a group, and each person known by PXP to own beneficially more than 5% of the outstanding shares of PXP common stock.

Beneficial ownership has been determined in accordance with applicable securities laws, under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting power or investment power with respect to such securities or has the right to acquire beneficial ownership within 60 days.

Unless otherwise indicated, to the knowledge of PXP, the persons listed in the table below have sole voting and investment powers with respect to the shares indicated. The address of the PXP directors and executive officers is 700 Milam Street, Suite 3100, Houston, Texas 77002.

The percentages are based on 129,495,955 shares of PXP common stock issued and outstanding as of April 26, 2013.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Isaac Arnold, Jr.	198,805	(1)	*
Doss R. Bourgeois	345,516		*
Alan R. Buckwalter, III	81,050	(2)	*
Jerry L. Dees	107,673	(3)	*
Tom H. Delimitros	70,000	(4)	*
James C. Flores	1,228,944	(5)	*
Thomas A. Fry, III	51,918	(3)	*
Charles G. Groat	50,138	(4)	*
John H. Lollar	110,648	(6)	*
Winston M. Talbert	294,088		*
John F. Wombwell	257,303	(7)	*
Directors and Executive Officers as a group (11 persons)	2,796,083		2.2%
BlackRock, Inc.	10,800,458	(8)	8.3%
Mackenzie Financial Corporation	12,800,000	(9)	9.9%

*	Represents less than 1%
(1)	Includes 7,000 shares held by the Arnold Corporation, for which Mr. Arnold has shared vesting and investment powers, and 10,000 shares of restricted stock that will vest within 60 days.
(2)	Includes 1,050 shares held as UGMA custodian for his children, all of which Mr. Buckwalter disclaims beneficial ownership, and 10,000 shares of restricted stock that will vest within 60 days.
(3)	Includes 10,000 shares subject to restricted stock units that will vest within 60 days.
(4)	Includes 10,000 shares of restricted stock that will vest within 60 days.
(5)	280,000 of these shares are held indirectly by Flores, L.P., the general partner of which is Mr. Flores, 200,000 of these shares are held indirectly by Sable Management, L.P., the general partner of which is Sable Management, LLC, of which Mr. Flores is the sole member, and 224 shares are held in a 401(k) account. The number above also excludes 1,116,290 vested but deferred restricted stock units.
(6)	Includes 22,113 pledged shares, and 10,000 shares subject to restricted stock units that will vest within 60 days.
(7)	Excludes 96,790 vested but deferred restricted stock units.
(8)	Based on the Schedule 13G/A filed by BlackRock, Inc. with the SEC on February 1, 2013, BlackRock is the beneficial owner of 10,800,458 shares, or 8.3% of the outstanding shares, as a result of being the parent holding company for a number of investment management subsidiaries. BlackRock has sole voting and dispositive power with respect to all of these shares. The address of BlackRock is 40 East 52nd Street, New York, NY 10022.
(9)	Based on the Schedule 13G filed by Paulson & Co. Inc. with the SEC on February 14, 2013, Paulson is the beneficial owner of 12,800,000 shares, or 9.9% of the outstanding shares, as a result of being an investment adviser. Paulson has sole voting and dispositive power with respect to all these shares but disclaims beneficial ownership of such shares. The address of Paulson is 1251 Avenue of the Americas, New York, NY 10020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Procedures for Approval of Related Person Transactions

Our board of directors adopted a written policy relating to the approval of transactions with related persons. For purposes of this policy, a related person transaction is one in which PXP was, is or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. Our policy provides for all compensation-related matters to be approved by the organization & compensation committee. All other related party transactions (i) must be reviewed and approved by the audit committee and be on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party or (ii) must be reviewed and approved by the disinterested members of our board of directors.

Director Independence

Our board, in its business judgment, has determined that each director, other than Mr. Flores, is independent of PXP because such director does not have a material relationship with PXP, either directly or as a partner, stockholder or affiliate of an organization that has a relationship with PXP. The board has made this determination based on its independence guidelines set forth in PXP’s Corporate Governance Guidelines, which comply with NYSE standards, and can be found at www.pxp.com/investor_relations/governance.htm. Further, our board, in its business judgment, has determined that all current members of the board’s audit committee, organization & compensation committee and nominating committee are “independent” as defined in the NYSE governance rules and the applicable rules of the Securities and Exchange Commission.

Item 14. Principal	Accountant Fees and Services

Audit and Other Fees

	2011	2012
Audit Fees(1):	$2,115,747	$2,554,375
Audit-Related Fees(2):	405,000	200,000
Tax Fees(3):	-	7,500
All Other Fees(4):	30,088	30,875

Total	$2,550,835	$2,792,750

(1)	Audit Fees: Fees billed for professional services rendered by PricewaterhouseCoopers LLP for (i) the integrated audits of PXP’s annual financial statements for the years ended December 31, 2011 and 2012, (ii) the reviews of PXP’s quarterly financial statements, (iii) statutory audits and audits of certain partnerships involved in PXP’s oil and gas operations, and (iv) other assurance and related services, including attest reports and accounting consultations related to securities offerings, asset divestitures in 2011, the proposed merger with Freeport-McMoRan Copper & Gold and business acquisitions in 2012.
(2)	Audit-Related Fees: Fees billed by PricewaterhouseCoopers LLP for the performance of assurance and related services for the audit and quarterly reviews of a carve-out entity and an audit of a subsidiary, not required by statute or regulation. One hundred percent of the total audit-related fees were approved by the audit committee.
(3)	Tax Fees: Fees for professional services performed by PricewaterhouseCoopers LLP related to tax planning. One hundred percent of the tax fees in 2012 were approved by the audit committee. No services were performed in 2011.
(4)	All Other Fees: Fees for other permissible work performed by PricewaterhouseCoopers LLP that does not meet any of the above category descriptions. Fees billed by PricewaterhouseCoopers LLP in 2011 and 2012 are for agreed-upon procedures for compensation data included in the proxy statement or Form 10-K/A, respectively, and for an accounting research information service. Such fees were approved by the audit committee.

PART IV

Item 15. Exhibits,	Financial Statement Schedules

(a) (3) Exhibits

Exhibit Number	Description

31.1*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY

Date: April 29, 2013	/s/ Winston M. Talbert
Winston M. Talbert, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer.