Form 10-Q
period 2013-03-31
PLAINS EXPLORATION & PRODUCTION CO
filed 2013-05-06
CIK 891456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

129.5 million shares of Common Stock, $0.01 par value, issued and outstanding at April 26, 2013.

PLAINS EXPLORATION & PRODUCTION COMPANY

(i)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of dollars)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$54,270	$180,565
Accounts receivable	563,313	584,722
Commodity derivative contracts	2,892	56,208
Inventories	33,830	27,672
Investment	833,767	818,223
Deferred income taxes	227,051	150,876
Prepaid expenses and other current assets	45,062	21,464

	1,760,185	1,839,730

Property and Equipment, at cost
Oil and natural gas properties - full cost method
Subject to amortization	19,236,999	18,814,337
Not subject to amortization	3,700,129	3,631,475
Other property and equipment	164,890	153,344

	23,102,018	22,599,156
Less allowance for depreciation, depletion, amortization and impairment	(8,392,756)	(7,870,356)

	14,709,262	14,728,800

Goodwill	535,140	535,140

Commodity Derivative Contracts	-	903

Other Assets	185,787	193,710

	$17,190,374	$17,298,283

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$421,405	$431,422
Commodity derivative contracts	62,569	18,942
Royalties and revenues payable	165,520	139,717
Interest payable	142,285	105,440
Other current liabilities	113,384	120,192
Current maturities of long-term debt	164,288	164,288

	1,069,451	980,001

Long-Term Debt	9,559,247	9,979,369

Other Long-Term Liabilities
Asset retirement obligation	579,089	565,989
Commodity derivative contracts	118,427	26,810
Other	17,837	19,105

	715,353	611,904

Deferred Income Taxes	1,863,678	1,770,568

Commitments and Contingencies (Note 9)
Equity
Stockholders’ equity
Common stock, $0.01 par value, 250.0 million shares authorized, 143.9 million shares issued at March 31, 2013 and December 31, 2012	1,439	1,439
Additional paid-in capital	3,413,932	3,437,826
Retained earnings	658,772	637,411
Treasury stock, at cost, 14.4 million shares and 15.0 million shares at March 31, 2013 and December 31, 2012, respectively	(533,920)	(560,198)

	3,540,223	3,516,478
Noncontrolling interest
Preferred stock of subsidiary	442,422	439,963

	3,982,645	3,956,441

	$17,190,374	$17,298,283

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues
Oil sales	$1,158,438	$467,488
Gas sales	72,331	53,524
Other operating revenues	1,346	3,263

	1,232,115	524,275

Costs and Expenses
Lease operating expenses	170,233	83,006
Steam gas costs	14,604	11,124
Electricity	11,056	11,374
Production and ad valorem taxes	28,632	12,631
Gathering and transportation expenses	22,618	16,272
General and administrative
G&A	44,765	38,382
Acquisition and merger related costs	1,199	-
Depreciation, depletion and amortization	530,460	177,697
Accretion	10,015	3,753
Other operating expense (income)	1,196	(1,261)

	834,778	352,978

Income from Operations	397,337	171,297
Other (Expense) Income
Interest expense	(140,998)	(45,253)
Debt extinguishment costs	(18,053)	-
Loss on mark-to-market derivative contracts	(202,023)	(109,050)
Gain (loss) on investment measured at fair value	15,544	(135,930)
Other income (expense)	395	(405)

Income (Loss) Before Income Taxes	52,202	(119,341)
Income tax (expense) benefit
Current	(4,790)	(19)
Deferred	(15,618)	46,057

Net Income (Loss)	31,794	(73,303)
Net income attributable to noncontrolling interest in the form of preferred stock of subsidiary	(9,209)	(9,016)

Net Income (Loss) Attributable to Common Stockholders	$22,585	$(82,319)

Earnings (Loss) per Common Share
Basic	$0.17	$(0.64)
Diluted	$0.17	$(0.64)
Weighted Average Common Shares Outstanding
Basic	130,284	129,348

Diluted	132,930	129,348

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of dollars)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$31,794	$(73,303)
Items not affecting cash flows from operating activities
Depreciation, depletion and amortization	530,460	177,697
Accretion	10,015	3,753
Deferred income tax expense (benefit)	15,618	(46,057)
Debt extinguishment costs	(4,903)	-
Loss on mark-to-market derivative contracts	202,023	109,050
(Gain) loss on investment measured at fair value	(15,544)	135,930
Non-cash compensation	13,496	18,232
Other non-cash items	2,706	1,421
Change in assets and liabilities from operating activities
Accounts receivable and other assets	4,857	4,857
Accounts payable and other liabilities	23,770	(5,338)
Income taxes receivable/payable	4,431	9,169

Net cash provided by operating activities	818,723	335,411

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(467,737)	(401,311)
Acquisition of oil and gas properties	(31,748)	(16,573)
Proceeds from sales of oil and gas properties, net of costs and expenses	-	42,656
Derivative settlements	(13,516)	9,321
Additions to other property and equipment	(7,909)	(2,904)
Other	(681)	-

Net cash used in investing activities	(521,591)	(368,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facilities	3,328,700	2,515,500
Repayments of revolving credit facilities	(3,573,500)	(2,440,500)
Principal payments of long-term debt	(171,180)	-
Costs incurred in connection with financing arrangements	(697)	(125)
Purchase of treasury stock	-	(88,490)
Distributions to holders of noncontrolling interest in the form of preferred stock of subsidiary	(6,750)	(6,750)

Net cash used in financing activities	(423,427)	(20,365)

Net decrease in cash and cash equivalents	(126,295)	(53,765)
Cash and cash equivalents, beginning of period	180,565	419,098

Cash and cash equivalents, end of period	$54,270	$365,333

See notes to consolidated financial statements.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

(share and dollar amounts in thousands)

								Noncontrolling
								Interest
								in the
			Additional				Total	Form of
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’	Preferred Stock	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity	of Subsidiary	Equity
Balance at December 31, 2012	143,924	$1,439	$3,437,826	$637,411	(14,959)	$(560,198)	$3,516,478	$439,963	$3,956,441
Net income	-	-	-	22,585	-	-	22,585	9,209	31,794
Restricted stock awards	-	-	1,157	-	-	-	1,157	-	1,157
Issuance of treasury stock for restricted stock awards	-	-	(25,051)	(1,224)	527	26,275	-	-	-
Distributions to holders of noncontrolling interest in the form of preferred stock of subsidiary	-	-	-	-	-	-	-	(6,750)	(6,750)
Other	-	-	-	-	-	3	3	-	3

Balance at March 31, 2013	143,924	$1,439	$3,413,932	$658,772	(14,432)	$(533,920)	$3,540,223	$442,422	$3,982,645

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

Our consolidated financial statements include the accounts of all our consolidated subsidiaries. We consolidate entities when we have the ability to control or direct the operating and financial decisions of the entity or when we have a significant interest in the entity that gives us the ability to direct the activities that are significant to that entity. The determination of our ability to control, direct or exert significant influence over an entity involves the use of judgment. All significant intercompany transactions have been eliminated. All adjustments, consisting only of normal recurring adjustments that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. The results of our operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Asset Retirement Obligation.    The following table reflects the changes in our asset retirement obligation during the three months ended March 31, 2013 (in thousands):

Asset retirement obligation - December 31, 2012	$584,501
Settlements	(691)
Accretion expense	10,015
Asset retirement additions	3,413

Asset retirement obligation - March 31, 2013 (1)	$597,238

(1)	$18.1 million is included in other current liabilities.

Earnings Per Share. For the three months ended March 31, 2013 and 2012, the weighted average shares outstanding for computing basic and diluted earnings per share were (in thousands):

	Three Months Ended March 31,
	2013	2012
Weighted average common shares outstanding - basic	130,284	129,348
Unvested restricted stock and restricted stock units	2,646	-

Weighted average common shares outstanding - diluted	132,930	129,348

In computing our earnings per share for the three months ended March 31, 2013 and 2012, we decreased our reported net income by approximately $9.2 million and $9.0 million, respectively, in preferred stock dividends attributable to the noncontrolling interest associated with our consolidated subsidiary Plains Offshore Operations Inc., or Plains Offshore. We owned 100% of the common shares of Plains Offshore during the three months ended March 31, 2013 and 2012, and because Plains Offshore had a net loss for the three months ended March 31, 2013 and 2012, we did not allocate any undistributed earnings to the noncontrolling interest preferred stock. In the event that Plains Offshore has net income in future periods, we will be required to allocate distributed and undistributed earnings between the common and preferred shares of Plains Offshore.

Inventories.     Oil inventories are carried at the lower of the cost to produce or market value, and materials and supplies inventories are stated at the lower of cost or market with cost determined on an average cost method. At March 31, 2013 and December 31, 2012, inventory consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Oil	$13,119	$11,394
Materials and supplies	20,711	16,278

	$33,830	$27,672

Stock-Based Compensation. Stock-based compensation for the three months ended March 31, 2013 was $18.4 million, of which $12.9 million is included in general and administrative expense, or G&A, $0.6 million is included in lease operating expense and $4.9 million is included in oil and natural gas properties. Stock-based compensation for the three months ended March 31, 2012 was $23.5 million, of which $13.8 million is included in G&A, $4.4 million is included in lease operating expense and $5.3 million is included in oil and natural gas properties.

During the three months ended March 31, 2013, we granted 850 thousand restricted stock units, or RSUs, at an average fair value of $48.33 per share to be settled in shares of common stock, 1.5 million RSUs at an average fair value of $47.09 per share to be settled in cash and 524 thousand stock appreciation rights, or SARs, with an average exercise price of $48.15 per share.

Included in the 1.5 million RSUs to be settled in cash are 225 thousand RSUs that are subject to a market condition in which the price performance of PXP’s common stock is compared to an average of two peer indices. Based on the performance, these units may settle upon vesting at 0% to 150% of the number of awards granted as determined by linear interpolation.

We used a Monte-Carlo simulation model to estimate the fair value of the cash-settled RSUs subject to the market condition. This model involves forecasting potential future stock price paths based on the expected return on our common stock and the indices and their volatility, then calculating the fair value of RSUs to be granted based on the results of the simulations. On the grant date, we estimated that these units had a weighted average fair value of $40.17 per unit, an aggregate fair value of $9.0 million and a weighted average remaining contractual life of 2.2 years.

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

During the three months ended March 31, 2013, Plains Offshore declared quarterly dividends on the preferred stock of approximately $9.2 million, or $20.43 per share of preferred stock, $15.00 per share of which was paid in cash with the remaining deferred. During the three months ended March 31, 2012, Plains Offshore declared quarterly dividends on the preferred stock of approximately $9.0 million, or $20.02 per share of preferred stock, $15.00 per share of which was paid in cash with the remaining deferred. Deferred dividends accumulate and compound quarterly at 8% per year until paid.

The following table presents a reconciliation of changes in noncontrolling interest for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Noncontrolling interest at beginning of period	$439,963	$430,596
Net income attributable to noncontrolling interest in the form of preferred stock of subsidiary	9,209	9,016
Distributions to holders of noncontrolling interest in the form of preferred stock of subsidiary	(6,750)	(6,750)

Noncontrolling interest at end of period	$442,422	$432,862

Note 2 — Proposed Merger with Freeport-McMoRan Copper & Gold Inc.

On December 5, 2012, we entered into an Agreement and Plan of Merger, or the Freeport-McMoRan Merger Agreement, with Freeport-McMoRan Copper & Gold Inc., or Freeport-McMoRan, and IMONC LLC, a wholly owned subsidiary of Freeport-McMoRan, or the Merger Sub, pursuant to which Freeport-McMoRan will acquire PXP for approximately $6.9 billion in cash and stock, based on the closing price of Freeport-McMoRan stock on December 4, 2012.

The Freeport-McMoRan Merger Agreement provides that PXP will merge with and into the Merger Sub, with the Merger Sub continuing as the surviving company and a wholly owned subsidiary of Freeport-McMoRan. Subject to the terms and conditions of the Freeport-McMoRan Merger Agreement, PXP stockholders have the right to receive 0.6531 shares of Freeport-McMoRan common stock and $25.00 in cash, equivalent to total consideration of $50.00 per PXP share, based on the closing price of Freeport-McMoRan stock on December 4, 2012. PXP stockholders may elect to receive cash or stock consideration, subject to proration in the event of oversubscription, with the value of the cash and stock per share consideration to be equalized at closing.

The Freeport-McMoRan Merger Agreement provides that each share of restricted stock and each stock-settled RSU that has been granted or contractually promised by PXP as of the date of the Freeport-McMoRan Merger Agreement and that is outstanding immediately prior to or upon the effective time of the merger, including each stock-settled RSU that will become issuable or creditable in connection with the consummation of the merger pursuant to any employment agreement, RSU agreement or other written agreement, will become fully vested and be converted into the right to receive, at the election of the holder, cash consideration or stock consideration, except for certain stock-settled RSUs held by PXP’s named executive vice presidents that will convert into stock consideration (with right to elect up to 25% as cash consideration), and certain stock-settled RSUs held by Mr. Flores that will automatically convert into stock consideration, in each case pursuant to the terms of the executive’s respective letter agreement among each named executive officer, Freeport-McMoRan and PXP. Each cash-settled RSU that has been granted or contractually promised by PXP as of the date of the Freeport-McMoRan Merger Agreement and that is outstanding immediately prior to or upon the effective time of the merger will become fully vested in accordance with the terms of the applicable award agreement and be converted into the right to receive cash consideration, payable at such time as the cash per-share consideration is payable generally to PXP stockholders who elect to receive cash consideration. SARs relating to shares of PXP common stock outstanding and unexercised that have been granted or contractually promised by PXP as of the date of the Freeport-McMoRan Merger Agreement and that are outstanding immediately prior to or upon the effective time of the merger will become fully vested and be converted into SARs relating to shares of Freeport-McMoRan common stock. All restricted stock, stock-settled RSUs, cash-settled RSUs and SARs granted or issued by PXP after the date of the Freeport-McMoRan Merger Agreement and prior to the merger will be converted into the same type of award covering shares of Freeport-McMoRan pursuant to the formula set forth in the Freeport-McMoRan Merger Agreement, with the same terms and conditions as prior to the completion of the merger.

The Freeport-McMoRan Merger Agreement provides that, upon termination of the Freeport-McMoRan Merger Agreement under certain circumstances, PXP may be required to reimburse Freeport-McMoRan for its expenses in an amount up to $69.0 million and/or pay Freeport-McMoRan a termination fee in an amount equal to $207.0 million less any expenses reimbursed by PXP.

Completion of the merger is subject to customary conditions, including approval by PXP stockholders and receipt of required regulatory approvals. PXP will hold a special meeting of its stockholders on May 20, 2013 to vote on the merger. The merger is expected to close in the second quarter of 2013.

On December 5, 2012, Freeport-McMoRan entered into an Agreement and Plan of Merger, or the MMR Merger Agreement, with McMoRan Exploration Co., or McMoRan, and INAVN Corp., a wholly owned subsidiary of Freeport-McMoRan, or the MMR Merger Sub, pursuant to which MMR Merger Sub will be merged with and into McMoRan, or the MMR Merger, with McMoRan continuing as the surviving company and a wholly owned subsidiary of Freeport-McMoRan. The per share consideration consists of $14.75 in cash and 1.15 units of a royalty trust, which will hold a 5% overriding royalty interest in future production from McMoRan’s existing ultra-deep exploration properties. In connection with the MMR Merger, on December 5, 2012, PXP and Freeport-McMoRan entered into a Voting and Support Agreement, or the Support Agreement. The Support Agreement generally requires that PXP, in its capacity as a stockholder of 31.3% of McMoRan, vote all of its shares of McMoRan common stock in favor of the MMR Merger and against alternative transactions and generally prohibits us from transferring our shares of McMoRan common stock prior to the consummation of the MMR Merger. The Support Agreement will terminate upon the earlier of (i) the Expiration Date (defined as the earlier of (A) the consummation of the MMR Merger and (B) the termination of the MMR Merger Agreement) and (ii) any breach by Freeport-McMoRan of its obligation under the Freeport-McMoRan Merger Agreement not to change the merger consideration in the MMR Merger Agreement, amend the covenant relating to standstill waivers in the MMR Merger Agreement or otherwise materially amend any material provision of the MMR Merger Agreement, or terminate the MMR Merger Agreement, without PXP’s prior written consent. The MMR Merger is subject to the approval of the shareholders of McMoRan, including the approval of an amendment to McMoRan’s certificate of incorporation, receipt of regulatory approvals and customary closing conditions.

Note 3 — Acquisitions

Gulf of Mexico

During the fourth quarter of 2012, we completed the acquisition of certain oil and gas interests in and near the Holstein, Diana, Hoover, Horn Mountain, Marlin, Dorado, King and Ram Powell Fields located in the Gulf of Mexico from BP Exploration & Production Inc. and BP America Production Company, or BP, subject to customary post-closing adjustments. We also completed the acquisition of the 50% working interest in the Holstein Field located in the Gulf of Mexico from Shell Offshore Inc., or Shell, subject to customary post-closing adjustments. After pre-closing adjustments, we paid cash consideration of approximately $5.36 billion and $532.1 million, respectively, for these acquisitions from BP and Shell. We accounted for these acquisitions, collectively referred to as the Gulf of Mexico Acquisition, effective October 1, 2012, as acquisitions of businesses under purchase accounting rules. The assets acquired and liabilities assumed were recorded based on their estimated fair values. The fair values are preliminary subject to our determination of asset retirement obligations and fair values of assets acquired and liabilities assumed that have not been completed as of March 31, 2013. These and other estimates are subject to change as additional information becomes available and is assessed by us and BP and Shell, respectively, and agreement is reached on the respective final settlement statements. We expect to finalize the fair values of assets acquired and liabilities assumed in the third quarter of 2013.

Unaudited Pro Forma Impact of Gulf of Mexico Acquisition

The following unaudited pro forma information shows the pro forma effect of the Gulf of Mexico Acquisition and its associated financing, consisting of our Senior Notes offering completed in October 2012 and our revolving line of credit and term loan credit facilities, collectively the Amended Credit Facility, for the three months ended March 31, 2012. We believe the assumptions used provide a reasonable basis for representing the pro forma significant effects directly attributable to the Gulf of Mexico Acquisition and its associated financing. The unaudited pro forma information assumes such transaction occurred on January 1, 2011. The unaudited pro forma information does not purport to represent what our results of operations would have been if such transaction had occurred on January 1, 2011 (in thousands):

Three Months Ended March 31, 2012
Revenues	$1,100,982
Net income from continuing operations	118,593
Net income attributable to common stockholders	109,577

Note 4 — Long-Term Debt

At March 31, 2013 and December 31, 2012, long-term debt consisted of (in thousands):

	March 31, 2013	December 31, 2012
Amended Credit Facility
Revolving line of credit	$1,325,200	$1,570,000
Five-year term loan due 2017 (1)	731,537	730,638
Seven-year term loan due 2019 (2)	1,221,751	1,220,844
Plains Offshore senior credit facility	-	-
10% Senior Notes due 2016 (3)	-	177,266
7 5/8% Senior Notes due 2018	400,000	400,000
6 1/8% Senior Notes due 2019	750,000	750,000
8 5/8% Senior Notes due 2019 (4)	395,047	394,909
7 5/8% Senior Notes due 2020	300,000	300,000
6 1/2% Senior Notes due 2020	1,500,000	1,500,000
6 5/8% Senior Notes due 2021	600,000	600,000
6 3/4% Senior Notes due 2022	1,000,000	1,000,000
6 7/8% Senior Notes due 2023	1,500,000	1,500,000

	9,723,535	10,143,657
Current maturities of long-term debt	(164,288)	(164,288)

	$9,559,247	$9,979,369

(1)	The amount is net of unamortized issue costs of $18.5 million and $19.4 million at March 31, 2013 and December 31, 2012, respectively.
(2)	The amount is net of unamortized issue costs of $28.2 million and $29.2 million at March 31, 2013 and December 31, 2012, respectively.
(3)	The amount is net of unamortized discount of $7.6 million at December 31, 2012.
(4)	The amount is net of unamortized discount of $5.0 million and $5.1 million at March 31, 2013 and December 31, 2012, respectively.

Amended Credit Facility. In November 2012, we entered into the Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto, or the Amended Credit Agreement, which amended and restated our senior revolving credit facility. The Amended Credit Agreement provided for (i) a five-year revolving line of credit, a five-year term loan and a seven-year term loan and (ii) an initial borrowing base of $5.175 billion, which will be redetermined on an annual basis, with us and the lenders of the revolving line of credit each having the right to one annual interim unscheduled redetermination, and adjusted based on our oil and gas properties, reserves, other indebtedness (including the outstanding commitments under the credit agreement dated November 18, 2011 among Plains Offshore, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto from time to time) and other factors. Our next redetermination will occur on or before September 5, 2013.

Revolving Line of Credit. The aggregate commitments of the lenders under the revolving line of credit are $3.0 billion and can be increased to $3.6 billion if certain conditions are met. We are required, among other things, to make a mandatory prepayment if the combined total borrowings under our Amended Credit Facility and the Plains Offshore senior credit facility exceed the borrowing base. Additionally, our revolving line of credit contains a $750 million sub limit on letters of credit and a $100 million sub limit for swingline loans and matures on November 30, 2017. At March 31, 2013, we had $2.9 million in letters of credit outstanding under our revolving line of credit.

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

Five-Year Term Loan and Seven-Year Term Loan. The Amended Credit Agreement provided for the $750.0 million five-year term loan due 2017 and the $1.25 billion seven-year term loan due 2019. The term loans bear an interest rate, at our election, equal to either: (i) the Eurodollar rate, which is based on LIBOR, plus 3.00% or (ii) 2.00% plus the ABR, which is the greater of (1) the prime rate, as determined by JPMorgan Chase Bank, N.A., (2) the federal funds rate, plus 0.50%, and (3) the adjusted one-month LIBOR plus 1.00%. In no event can LIBOR for the seven-year term loan be less than 1.00% per year. The five-year term loan is payable in four annual installments each equal to 10% of the original principal balance due and payable on the last business day of December beginning on December 31, 2013 and the remaining balance due on its five-year maturity on November 30, 2017. The seven-year term loan is payable in six annual installments each equal to 7.143% of the original principal balance due and payable on the last business day of December beginning on December 31, 2013 and the remaining balance due on its seven-year maturity on November 30, 2019. The current portion of the five-year term loan and seven-year term loan is $75.0 million and $89.3 million, respectively, at March 31, 2013.

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

Plains Offshore Senior Credit Facility. The aggregate commitments of the lenders under the Plains Offshore senior credit facility are $300 million. The Plains Offshore senior credit facility contains a $50 million limit on letters of credit and matures on November 18, 2016. At March 31, 2013, Plains Offshore had no letters of credit outstanding under its senior credit facility.

Amounts borrowed under the Plains Offshore senior credit facility bear an interest rate, at Plains Offshore’s election, equal to either: (i) the Eurodollar rate, which is based on LIBOR, plus an additional variable amount ranging from 1.50% to 2.50%; or (ii) a variable amount ranging from 0.50% to 1.50% plus the greater of (1) the prime rate, as determined by JPMorgan Chase Bank, N.A., (2) the federal funds rate, plus 0.50%, and (3) the adjusted LIBOR plus 1.00%. The additional variable amount of interest payable is based on the utilization rate as a percentage of the total amount of funds borrowed under both our revolving line of credit and the Plains Offshore senior credit facility and the borrowing base under our Amended Credit Facility. Letter of credit fees under the Plains Offshore senior credit facility are based on the utilization rate and range from 1.50% to 2.50%. Commitment fees range from 0.375% to 0.50% of amounts available for borrowing.

The borrowings under the Plains Offshore senior credit facility are guaranteed on a senior basis by PXP and certain of our subsidiaries, and are secured on a pari passu basis by liens on the same collateral that secures PXP’s Amended Credit Facility. The Plains Offshore senior credit facility contains certain affirmative and negative covenants, including limiting Plains Offshore’s ability, among other things, to create liens, incur other indebtedness, make dividends (excluding dividends on preferred stock) or other distributions, make investments, change the nature of Plains Offshore’s business and merge or consolidate, sell assets, enter into certain types of swap agreements and enter into certain transactions with affiliates, as well as other customary events of default, including a cross-default to PXP’s Amended Credit Facility. If an event of default (as defined in our Amended Credit Facility) has occurred and is continuing under our Amended Credit Facility that has not been cured or waived by the lenders thereunder, then the Plains Offshore lenders could accelerate and demand repayment of the Plains Offshore senior credit facility.

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

We borrow under our short-term facility to fund our working capital needs. The funding requirements are typically generated due to the timing differences between payments and receipts associated with our oil and gas production. We generally pay off the short-term facility with receipts from the sales of our oil and gas production or borrowings under our revolving line of credit. At March 31, 2013, we had $0.2 million outstanding under the short-term facility which we have included in long-term borrowings as we intend and have the ability to pay this balance with borrowings under the revolving line of credit. The daily average outstanding balance for the three months ended March 31, 2013 was $44.5 million.

Redemption of 10% Senior Notes. During the first quarter of 2013, we redeemed the remaining $184.9 million aggregate principal amount of our 10% Senior Notes due 2016, or the 10% Senior Notes, at 105% of the principal amount. We made payments totaling $194.1 million to retire the 10% Senior Notes. During the three months ended March 31, 2013, we recognized $18.1 million of debt extinguishment costs, including $8.8 million of unamortized original issue discount and debt issue costs in connection with the retirement of these Senior Notes.

Subsequent Event

On May 1, 2013, our Board of Directors approved the call for redemption of the $400 million aggregate principal amount of our outstanding 7 5/8% Senior Notes due 2018 at 103.813% of the principal amount. We expect to make payments totaling $415.3 million to retire the 7 5/8% Senior Notes due 2018 in June 2013. We expect to recognize approximately $18.1 million of debt extinguishment costs, including $2.8 million of unamortized debt issue costs upon retirement of these Senior Notes.

Note 5 — Commodity Derivative Contracts

General

We are exposed to various market risks, including volatility in oil and gas commodity prices and interest rates. The level of derivative activity we engage in depends on our view of market conditions, available derivative prices and operating strategy. A variety of derivative instruments, such as swaps, collars, put options, calls and various combinations of these instruments, may be utilized to manage our exposure to the volatility of oil and gas commodity prices. Currently, we do not use derivatives to manage our interest rate risk. The interest rates on our revolving line of credit, term loans and Plains Offshore’s senior credit facility are variable, while our Senior Notes are at fixed rates.

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

See Note 7 – Fair Value Measurements of Assets and Liabilities, for additional discussion on the fair value measurement of our derivative contracts.

As of March 31, 2013, we had the following outstanding commodity derivative contracts, all of which settle monthly:

Period	Instrument Type	Daily Volumes	Average Price (1)	Average Deferred Premium	Index
Sales of Crude Oil Production
2013
Apr - Dec	Swap contracts (2)	40,000 Bbls	$109.23	-	Brent
Apr - Dec	Put options (3)	13,000 Bbls	$100.00 Floor with an $80.00 Limit	$6.800 per Bbl	Brent
Apr - Dec	Three-way collars (4)	25,000 Bbls	$100.00 Floor with an $80.00 Limit	-	Brent
$124.29 Ceiling
Apr - Dec	Three-way collars (4)	5,000 Bbls	$90.00 Floor with a $70.00 Limit	-	Brent
$126.08 Ceiling
Apr - Dec	Put options (3)	17,000 Bbls	$90.00 Floor with a $70.00 Limit	$6.253 per Bbl	Brent
2014
Jan - Dec	Put options (3)	5,000 Bbls	$100.00 Floor with an $80.00 Limit	$7.110 per Bbl	Brent
Jan - Dec	Put options (3)	30,000 Bbls	$95.00 Floor with a $75.00 Limit	$6.091 per Bbl	Brent
Jan - Dec	Put options (3)	75,000 Bbls	$90.00 Floor with a $70.00 Limit	$5.739 per Bbl	Brent
2015
Jan - Dec	Put options (3)	84,000 Bbls	$90.00 Floor with a $70.00 Limit	$6.889 per Bbl	Brent

Sales of Natural Gas Production
2013
Apr - Dec	Swap contracts (2)	110,000 MMBtu	$4.27	-	Henry Hub
2014
Jan - Dec	Swap contracts (2)	100,000 MMBtu	$4.09	-	Henry Hub

(1)	The average strike prices do not reflect any premiums to purchase the put options.
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

Balance Sheet

At March 31, 2013 and December 31, 2012, we had the following outstanding commodity derivative contracts recorded in our balance sheet (in thousands):

		Estimated Fair Value
Instrument Type	Balance Sheet Classification	March 31, 2013	December 31, 2012
Crude oil puts	Commodity derivative contracts - current assets	$33,307	$28,348
Crude oil collars	Commodity derivative contracts - current assets	8,958	17,263
Crude oil swaps	Commodity derivative contracts - current assets	13,747	33,416
Natural gas swaps	Commodity derivative contracts - current assets	1,892	29,052
Crude oil puts	Commodity derivative contracts - non-current assets	267,731	412,348
Natural gas swaps	Commodity derivative contracts - non-current (liabilities) assets	(2,525)	2,170

Total derivative instruments		$323,110	$522,597

The following table provides supplemental information to reconcile the fair value of our derivative contracts to our balance sheet at March 31, 2013 and December 31, 2012, considering the deferred premiums, accrued interest and related settlement payable/receivable amounts which are not included in the fair value amounts disclosed in the table above (in thousands):

	March 31, 2013	December 31, 2012
Net fair value asset	$323,110	$522,597
Deferred premium and accrued interest on derivative contracts	(494,819)	(511,255)
Settlement payable	(6,395)	-
Settlement receivable	-	17

Net commodity derivative (liability) asset	$(178,104)	$11,359

Commodity derivative contracts - current asset	$2,892	$56,208
Commodity derivative contracts - non-current asset	-	903
Commodity derivative contracts - current liability	(62,569)	(18,942)
Commodity derivative contracts - non-current liability	(118,427)	(26,810)

	$(178,104)	$11,359

We present the fair value of our derivative contracts on a net basis where the right of offset is provided for in our counterparty agreements.

Income Statement

During the three months ended March 31, 2013 and 2012, pre-tax amounts recognized in our income statements for derivative transactions were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Loss on mark-to-market derivative contracts	$ (202,023)	$ (109,050)

Cash Payments and Receipts

During the three months ended March 31, 2013 and 2012, cash (payments) receipts for derivatives were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Oil derivatives	$(22,741)	$(5,856)
Natural gas derivatives	9,225	15,177

	$(13,516)	$9,321

Credit Risk

We generally do not require collateral or other security to support derivative instruments subject to credit risk. However, the agreements with each of the counterparties to our derivative instruments contain netting provisions. If a default occurs under the agreements, the non-defaulting party can offset the amount payable to the defaulting party under the derivative contracts with the amount due from the defaulting party under the derivative contracts. As a result of the netting provisions under the agreements, our maximum amount of loss due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts.

Contingent Features

As of March 31, 2013, the counterparties to our commodity derivative contracts consisted of ten financial institutions. All of our counterparties or their affiliates are also lenders under our Amended Credit Facility. As a result, the counterparties to our derivative agreements share in the collateral supporting our Amended Credit Facility. Therefore, we are not generally required to post additional collateral under our derivative agreements.

Certain of our derivative agreements contain cross-default and acceleration provisions relative to our material debt agreements. If we were to default on any of our material debt agreements, it would be a violation of these provisions, and the counterparties to our derivative agreements could request immediate payment on derivative instruments that are in a net liability position at that time. As of March 31, 2013, we were in a net liability position with nine of the counterparties to our derivative instruments, totaling $178.1 million.

We adopted the guidance requiring disclosure of both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position as well as financial instruments and transactions subject to agreements similar to master netting arrangements on January 1, 2013. The additional disclosures enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on our financial position. The provisions of this standard did not have an impact on our consolidated financial position, results of operations or cash flows.

The following table presents quantitative information about our commodity derivative contracts, all of which are offset on our balance sheet and subject to enforceable master netting arrangements as of March 31, 2013 and December 31, 2012 (in thousands):

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets (Liabilities) Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
	Recognized Assets (Liabilities)	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2013
Commodity derivative contracts
Assets	$431,282	$(428,390)	$2,892	$-	$-	$2,892
Liabilities	(609,386)	428,390	(180,996)	-	-	(180,996)
December 31, 2012
Commodity derivative contracts
Assets	$778,548	$(721,437)	$57,111	$-	$-	$57,111
Liabilities	(767,189)	721,437	(45,752)	-	-	(45,752)

Note 6 — Investment

At March 31, 2013 and 2012, we owned 51.0 million shares of McMoRan common stock, approximately 31.3% and 31.6%, respectively, of its common shares outstanding. In December 2010, we acquired the McMoRan common stock and other consideration in exchange for all of our interests in our U.S. Gulf of Mexico leasehold located in less than 500 feet of water. We entered into a stockholder agreement with McMoRan requiring us to refrain from certain activities that could be undertaken to acquire control of McMoRan. We may sell shares of McMoRan common stock pursuant to underwritten offerings, in periodic sales under the shelf registration statement filed by McMoRan (subject to certain volume limitations), pursuant to the exercise of piggyback registration rights or as otherwise permitted by applicable law.

On December 5, 2012, Freeport-McMoRan agreed to acquire McMoRan for per share consideration consisting of $14.75 in cash and 1.15 units of a royalty trust, which will hold a 5% overriding royalty interest in future production from McMoRan’s existing ultra-deep exploration properties. In connection with the MMR Merger, on December 5, 2012, we entered into the Support Agreement with Freeport-McMoRan, pursuant to which we are generally required to, in our capacity as a stockholder of 31.3% of McMoRan, vote all of our shares of McMoRan common stock in favor of the MMR Merger Agreement and against alternative transactions and generally prohibits us from transferring our shares of McMoRan common stock prior to the consummation of the MMR Merger.

We are deemed to exercise significant influence over the operating and investing policies of McMoRan but do not have control. We have elected to measure our equity investment in McMoRan at fair value, and the change in fair value of our investment is recognized as a gain or loss on investment measured at fair value in our income statement. We believe that using fair value as a measurement basis for our investment is useful to our investors because our earnings on the investment will be dependent on the fair value on the date we divest the shares. At March 31, 2013, the McMoRan shares were valued at approximately $833.8 million, based on McMoRan’s closing stock price of $16.35 on March 31, 2013, discounted by the time value of money corresponding to the maturity date of the expected close of the merger. During the three months ended March 31, 2013 and 2012, we recorded an unrealized gain of $15.5 million and an unrealized loss of $135.9 million, respectively, on our investment.

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

	Three Months Ended
	March 31,
	2013 (1)	2012
Results of Operations (2)
Revenues	$ 25,493	$34,964
Operating income	19,951	2,644
Income from continuing operations	19,956	2,716
Net income (loss) applicable to common stock	16,479	(1,533)

(1)	Amounts are based on McMoRan’s Form 10-Q dated May 6, 2013.
(2)	Amounts represent our 31.3% and 31.6% equity ownership in McMoRan as of March 31, 2013 and 2012, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our commodity derivative instruments and investment are recorded at fair value on a recurring basis in our balance sheet with the changes in fair value recorded in our income statement. The following table presents, for each fair value hierarchy level, our commodity derivative assets and liabilities and our investment measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Commodity derivative contracts (1)
Crude oil puts	$301,038	$-	$9,535	$291,503
Crude oil collars	8,958	-	-	8,958
Crude oil swaps	13,747	-	13,747	-
Natural gas swaps	(633)	-	(633)	-
Investment (2)	833,767	-	-	833,767

	$1,156,877	$-	$22,649	$1,134,228

December 31, 2012
Commodity derivative contracts (1)
Crude oil puts	$440,696	$-	$428,355	$12,341
Crude oil collars	17,263	-	-	17,263
Crude oil swaps	33,416	-	33,416	-
Natural gas swaps	31,222	-	31,222	-
Investment (2)	818,223	-	-	818,223

	$1,340,820	$-	$492,993	$847,827

(1)

Option premium and accrued interest of $494.8 million and $511.3 million at March 31, 2013 and December 31, 2012, respectively, and settlement payable of $6.4 million at March 31, 2013 are not included in the fair value of derivatives.

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

As of March 31, 2013, our commodity derivative contracts are classified as follows:

•	Our 2013 and 2014 natural gas swaps, our 2013 crude oil swaps and certain of our 2014 crude oil puts are classified as Level 2 instruments.

•	Our 2013 crude oil puts and collars, certain of our 2014 crude oil puts and our 2015 crude oil puts are classified as Level 3 instruments.

On March 31, 2013, we determined the fair value of our investment using McMoRan’s closing stock price of $16.35, which we believe is consistent with the exit price notion and is representative of what a market participant would pay for McMoRan’s common stock in an arm’s length transaction. Additionally, we utilized a time value of money analysis to determine an implied discount rate. The implied discount is determined by utilizing a risk-free interest rate based on the U.S. Treasury Strip rate with a maturity date corresponding to the expected close of the merger.

As of March 31, 2013, our investment in McMoRan has been classified as Level 3 since the fair value is determined by utilizing significant inputs that are unobservable.

We determine the appropriate level for each financial asset and liability on a quarterly basis and recognize any transfers at the beginning of the reporting period.

The following table presents quantitative information about Level 3 inputs used in the fair value measurement of our commodity derivative contracts and our investment measured at fair value as of March 31, 2013 (in thousands):

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2013
Commodity derivative contracts (1)
Crude oil puts	$291,503	Option pricing model	Implied volatility	19% - 72% (22%)
Crude oil collars	8,958	Option pricing model	Implied volatility	16% - 72% (23%)
Investment (2)	833,767	Time value of money analysis	Expected term	0.00% - 0.01% (0.01%)

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

The following table presents a reconciliation of changes in fair value of our financial assets and liabilities classified as Level 3 for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013		2012
	Commodity Derivatives (1)	Investment	Commodity Derivatives (1)	Investment
Fair value at beginning of period	$29,604	$818,223	$114,096	$611,671
Transfers into Level 3 (2)	428,354	-	(668)	-
Transfers out of Level 3 (3)	(12,341)	-	(2,817)	-
Realized and unrealized gains and losses included in earnings (4)	(145,156)	15,544	(108,275)	(135,930)
Purchases	-	-	69,721	-
Settlements	-	-	(14,135)	-

Fair value at end of period	$300,461	$833,767	$57,922	$475,741

Change in unrealized gains and losses relating to assets and liabilities held as of the end of the period (4)	$(142,671)	$15,544	$(105,399)	$(135,930)

(1)	Deferred option premiums and interest are not included in the fair value of derivatives.
(2)

During the three months ended March 31, 2013, the inputs used to value our 2013 crude oil puts, certain of our 2014 crude oil puts and our 2015 crude oil puts were significantly unobservable and those contracts were transferred from Level 2 to Level 3.

(3)

During the three months ended March 31, 2013, the inputs used to value certain of our 2014 crude oil puts were directly or indirectly observable and those contracts were transferred from Level 3 to Level 2.

(4)

Realized and unrealized gains and losses included in earnings for the period are reported as loss on mark-to-market derivative contracts and gain (loss) on investment measured at fair value in our income statement for our commodity derivative contracts and our investment, respectively.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Nonfinancial assets and liabilities, such as goodwill and other property and equipment, are measured at fair value on a nonrecurring basis upon impairment; however, we have no material assets or liabilities that are reported at fair value on a nonrecurring basis in our balance sheet at March 31, 2013 or December 31, 2012.

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

The following table presents the carrying amounts and fair values of our other financial instruments as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current Asset (1)
Cash and cash equivalents	$54,270	$54,270	$180,565	$180,565
Current Liability
Deferred premium and accrued interest on derivative contracts (2)	111,186	111,186	70,831	70,831
Current maturities of long-term debt (3)	164,288	164,288	164,288	164,288
Non-Current Liability (2)
Deferred premium and accrued interest on derivative contracts	383,633	383,633	440,424	440,424
Long-Term Debt (3)
Amended Credit Facility
Revolving line of credit	1,325,200	1,325,200	1,570,000	1,570,000
Five-year term loan	656,537	656,537	655,638	655,638
Seven-year term loan	1,132,463	1,132,463	1,131,556	1,131,556
Plains Offshore senior credit facility	-	-	-	-
10% Senior Notes	-	-	177,266	188,788
7 5/8% Senior Notes due 2018	400,000	418,000	400,000	421,000
6 1/8% Senior Notes	750,000	821,250	750,000	817,500
8 5/8% Senior Notes	395,047	448,378	394,909	449,209
7 5/8% Senior Notes due 2020	300,000	338,250	300,000	334,500
6 1/2% Senior Notes	1,500,000	1,657,500	1,500,000	1,661,250
6 5/8% Senior Notes	600,000	660,000	600,000	660,750
6 3/4% Senior Notes	1,000,000	1,113,750	1,000,000	1,122,500
6 7/8% Senior Notes	1,500,000	1,698,750	1,500,000	1,713,750

(1)	Our cash and cash equivalents consist primarily of money market mutual funds and would have been classified as Level 1 under the fair value hierarchy.
(2)	If our deferred premium and accrued interest payable on our commodity derivative contracts had been measured at fair value, it would have been classified as Level 3 under the fair value hierarchy.
(3)

The carrying value of our revolving line of credit and term loans, including current portion, approximate fair value, as interest rates are variable, based on prevailing market rates. Our revolving line of credit and term loans would have been classified as Level 1 under the fair value hierarchy. If our Senior Notes had been measured at fair value, we would have classified them as Level 1 under the fair value hierarchy as the inputs utilized for the measurement would be quoted, unadjusted prices from over the counter markets for debt instruments.

Note 8 — Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any significant unusual or infrequently occurring items which are recorded in the period that the specific item occurs. For the three months ended March 31, 2013, our income tax expense was approximately 39% of pre-tax income. The variance in our estimated annual effective tax rate from the 35% federal statutory rate primarily results from the tax effects of estimated annual permanent differences, including (i) expenses that are not deductible because of IRS limitations and (ii) state income taxes.

Note 9 — Commitments and Contingencies

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

In California, the California Air Resources Board, or CARB, has developed regulations pursuant to the Global Warming Solutions Act of 2006, or Assembly Bill 32, that are intended to achieve an overall reduction in greenhouse gas emissions to 1990 levels, a 15% reduction by 2020. Because several of our operations emit greenhouse gases in excess of 25,000 metric tons per year, various operations in California are subject to the requirements of this program. In October 2011 CARB adopted the final Cap and Trade regulation which is intended to implement the Cap and Trade Program under Assembly Bill 32. Compliance with these regulations will require companies to periodically secure instruments known as offsets and allowances, each of which is equal to one metric ton of emissions under the Cap and Trade program. The price of these instruments will vary in accordance with market conditions. The total amount of instruments we owe will vary based on the total greenhouse gas emissions registered in any one year and the number of “free allowances” issued by CARB annually. In 2011 our California properties subject to regulation under Assembly Bill 32 emitted 955,000 metric tons of greenhouse gas emissions. In 2012 we were issued 644,000 free allowances by CARB based on estimated emissions using our 2011 verified emissions data. Based on these figures we will be required to secure an estimated 311,000 instruments to meet our 2013 obligations by the end of the first compliance period.

During the three months ended March 31, 2013, we acquired 111,000 allowances at a weighted average price of $14.00 per allowance. The cost of these allowances is recorded as indefinite life intangible assets within other non-current assets on our balance sheet. We have elected to expense the cost of the allowances when the allowances are submitted to the state. We test the allowances annually at December 31 for impairment. Cash payments related to the allowances are classified as investing activities in the statement of cash flows.

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

In connection with the sale of certain properties offshore California in December 2004, we retained the responsibility for certain abandonment costs, including removing, dismantling and disposing of the existing offshore platforms. The present value of such abandonment costs, $75.6 million ($151.3 million undiscounted), is included in our asset retirement obligation as reflected on our balance sheet. In addition, we agreed to guarantee the performance of the purchaser with respect to the remaining abandonment obligations related to the properties (approximately $84.3 million). To secure its abandonment obligations, the purchaser of the properties is required to periodically deposit funds into an escrow account. At March 31, 2013, the escrow account had a balance of $23.9 million. The fair value of our guarantee at March 31, 2013, $0.3 million, considers the payment/performance risk of the purchaser and is included in other long-term liabilities in our balance sheet.

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

Offshore Morocco Exploration. In January 2013, we announced we entered into a definitive agreement to participate in an exploration program offshore the Kingdom of Morocco. Subject to customary closing conditions, including the receipt of Moroccan governmental approvals (expected in 2013), we will make a cash payment of $15.0 million to farm-in to Pura Vida Energy’s 75% working interest in the approximate 2.7 million acre Mazagan permit area in the Essaouira Basin offshore Morocco. We will earn a 52% working interest and act as operator in exchange for funding 100% of the costs of certain specified exploration activities that will include a commitment to fund and drill two wells, and if agreed, various additional exploration operations subject to a maximum of $215.0 million. The first exploration well is expected to be drilled in 2014.

Firm Delivery Commitments.    We have oil production volume delivery commitments. If we are unable to meet the commitments to deliver this production, our maximum financial commitment at March 31, 2013 would be $48.9 million over the remaining contract term. We currently have sufficient reserves and production capacity to fulfill this commitment. In March 2013, we were producing 13.1 MBbls per day at these properties. As of March 31, 2013, our delivery commitments for the next five years and thereafter were as follows:

Oil
(MBbl)
2013	2,568
2014	4,473
2015	5,475
2016	5,490
2017	5,010
Thereafter	-

23,016

Shareholder Class Actions.    Beginning on December 5, 2012, 27 purported shareholder class actions were filed challenging the merger of PXP with Freeport-McMoRan and the MMR Merger. The lawsuits were filed against PXP, Freeport-McMoRan and McMoRan and the boards of these companies as well as certain other named individuals. The shareholder class actions generally allege that the boards of these companies breached fiduciary duties and adversely affected shareholders by approving the merger and the MMR Merger. We believe these purported shareholder class actions are without merit and we intend to defend against them vigorously.

Other Commitments and Contingencies.    As is common within the industry, we have entered into various commitments and operating agreements related to the exploration and development of and production from proved oil and gas properties and the marketing, transportation and storage of oil and gas. It is management’s belief that these commitments will be met without a material adverse effect on our financial position, results of operations or cash flows.

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

Subsequent Event

Drillship Commitments. In April 2013, we executed two drilling contracts with an affiliate of Noble Corporation for the Noble Sam Croft and Noble Tom Madden, both of which are new-build drillships that will support our deepwater Gulf of Mexico drilling activity. The drilling contracts for the Noble Sam Croft and the Noble Tom Madden each provide for a firm three-year commitment, expected to begin in the fourth quarter of 2014 and first quarter of 2015, respectively, at rates of approximately $0.6 million per day. Such rates are subject to standard reimbursement and contractual escalation provisions. The drilling contracts each further require us to pay approximately $24.0 million for mobilization.

Note 10 — Consolidating Financial Statements

We are the issuer of $400 million 7 5/8% Senior Notes due 2018, $750 million 6 1/8% Senior Notes, $400 million 8 5/8% Senior Notes, $300 million 7 5/8% Senior Notes due 2020, $1.5 billion 6 1/2% Senior Notes, $600 million 6 5/8% Senior Notes, $1 billion 6 3/4% Senior Notes and $1.5 billion 6 7/8% Senior Notes as of March 31, 2013, which are jointly and severally guaranteed by certain of our existing domestic subsidiaries (referred to as “Guarantor Subsidiaries”). In the future, a subsidiary guarantor’s guarantee may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the assets of that subsidiary guarantor; (ii) in connection with any sale or other disposition of all the capital stock of that subsidiary guarantor; (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of that subsidiary guarantor provided no default or event of default has occurred or is continuing; or (vi) at such time as that subsidiary guarantor does not have outstanding any guarantee of any of our or any of our other subsidiary guarantors’ indebtedness (other than the notes) in excess of $10.0 million in aggregate principal amount. Certain of our subsidiaries do not guarantee the Senior Notes (referred to as “Non-Guarantor Subsidiaries”).

The following financial information presents consolidating financial statements, which include:

•	PXP (the “Issuer”);

•	the Guarantor Subsidiaries on a combined basis;

•	the Non-Guarantor Subsidiaries on a combined basis;

•	elimination entries necessary to consolidate the Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries; and

•	PXP on a consolidated basis.

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

MARCH 31, 2013

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$62	$-	$54,208	$-	$54,270
Accounts receivable and other current assets	1,315,189	387,928	2,798	-	1,705,915

	1,315,251	387,928	57,006	-	1,760,185

Property and Equipment, at cost
Oil and natural gas properties - full cost method	6,123,584	15,203,655	1,609,889	-	22,937,128
Other property and equipment	61,011	48,093	55,786	-	164,890

	6,184,595	15,251,748	1,665,675	-	23,102,018
Less allowance for depreciation, depletion, amortization and impairment	(2,919,056)	(8,060,857)	(999,710)	3,586,867	(8,392,756)

	3,265,539	7,190,891	665,965	3,586,867	14,709,262

Investment in and Advances to Affiliates	10,048,880	(5,311,018)	(116,092)	(4,621,770)	-

Other Assets	164,758	587,461	11,199	(42,491)	720,927

	$14,794,428	$2,855,262	$618,078	$(1,077,394)	$17,190,374

LIABILITIES AND EQUITY
Current Liabilities	$871,437	$109,895	$88,119	$-	$1,069,451
Long-Term Debt	9,559,247	-	-	-	9,559,247
Other Long-Term Liabilities	348,015	366,253	1,085	-	715,353
Deferred Income Taxes	475,506	(52,161)	32,267	1,408,066	1,863,678
Equity
Stockholders’ equity	3,540,223	2,431,275	54,185	(2,485,460)	3,540,223
Noncontrolling interest Preferred stock of subsidiary	-	-	442,422	-	442,422

	3,540,223	2,431,275	496,607	(2,485,460)	3,982,645

	$14,794,428	$2,855,262	$618,078	$(1,077,394)	$17,190,374

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

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED MARCH 31, 2013

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$621,719	$536,719	$-	$-	$1,158,438
Gas sales	14,180	58,151	-	-	72,331
Other operating revenues	136	1,210	-	-	1,346

	636,035	596,080	-	-	1,232,115

Costs and Expenses
Production costs	138,649	107,937	557	-	247,143
General and administrative	27,690	16,260	2,014	-	45,964
Depreciation, depletion, amortization and accretion	172,319	264,692	140	103,324	540,475
Other operating expense	1,196	-	-	-	1,196

	339,854	388,889	2,711	103,324	834,778

Income (Loss) from Operations	296,181	207,191	(2,711)	(103,324)	397,337
Other Income (Expense)
Equity in earnings of subsidiaries	4,124	-	-	(4,124)	-
Interest expense	(62,595)	(76,632)	(1,771)	-	(140,998)
Debt extinguishment costs	(18,053)	-	-	-	(18,053)
Loss on mark-to-market derivative contracts	(202,023)	-	-	-	(202,023)
Gain on investment measured at fair value	15,544	-	-	-	15,544
Other income	336	54	5	-	395

Income (Loss) Before Income Taxes	33,514	130,613	(4,477)	(107,448)	52,202
Income tax (expense) benefit	(10,929)	(47,369)	1,602	36,288	(20,408)

Net Income (Loss)	22,585	83,244	(2,875)	(71,160)	31,794
Net income attributable to noncontrolling interest in the form of preferred stock of subsidiary	-	-	(9,209)	-	(9,209)

Net Income (Loss) Attributable to Common Stockholders	$22,585	$83,244	$(12,084)	$(71,160)	$22,585

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED MARCH 31, 2012

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil sales	$436,363	$31,125	$-	$-	$467,488
Gas sales	5,377	48,147	-	-	53,524
Other operating revenues	513	2,750	-	-	3,263

	442,253	82,022	-	-	524,275

Costs and Expenses
Production costs	99,929	34,267	211	-	134,407
General and administrative	25,796	10,593	1,993	-	38,382
Depreciation, depletion, amortization and accretion	76,032	44,223	133	61,062	181,450
Impairment of oil and gas properties	-	883,635	-	(883,635)	-
Other operating income	-	(1,261)	-	-	(1,261)

	201,757	971,457	2,337	(822,573)	352,978

Income (Loss) from Operations	240,496	(889,435)	(2,337)	822,573	171,297
Other (Expense) Income
Equity in earnings of subsidiaries	(80,069)	-	-	80,069	-
Interest expense	(25)	(44,021)	(1,207)	-	(45,253)
Loss on mark-to-market derivative contracts	(109,050)	-	-	-	(109,050)
Loss on investment measured at fair value	(135,930)	-	-	-	(135,930)
Other (expense) income	(550)	133	12	-	(405)

Loss Before Income Taxes	(85,128)	(933,323)	(3,532)	902,642	(119,341)
Income tax benefit	2,809	350,359	1,258	(308,388)	46,038

Net Loss	(82,319)	(582,964)	(2,274)	594,254	(73,303)
Net income attributable to noncontrolling interest in the form of preferred stock of subsidiary	-	-	(9,016)	-	(9,016)

Net Loss Attributable to Common Stockholders	$(82,319)	$(582,964)	$(11,290)	$594,254	$(82,319)

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2013

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$22,585	$83,244	$(2,875)	$(71,160)	$31,794
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization and accretion	172,319	264,692	140	103,324	540,475
Equity in earnings of subsidiaries	(4,124)	-	-	4,124	-
Deferred income tax (benefit) expense	(9,485)	(44,555)	(725)	70,383	15,618
Debt extinguishment costs	(4,903)	-	-	-	(4,903)
Loss on mark-to-market derivative contracts	202,023	-	-	-	202,023
Gain on investment measured at fair value	(15,544)	-	-	-	(15,544)
Non-cash compensation	9,632	3,864	-	-	13,496
Other non-cash items	2,706	-	-	-	2,706
Change in assets and liabilities from operating activities
Accounts receivable and other assets	86,875	(83,415)	1,397	-	4,857
Accounts payable and other liabilities	17,701	10,753	(4,684)	-	23,770
Income taxes receivable/payable	4,431	-	-	-	4,431

Net cash provided by (used in) operating activities	484,216	234,583	(6,747)	106,671	818,723

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(334,359)	(31,116)	(102,262)	-	(467,737)
Acquisition of oil and gas properties	(14,206)	(3,001)	(14,541)	-	(31,748)
Derivative settlements	(13,516)	-	-	-	(13,516)
Other	(5,074)	(2,294)	(1,222)	-	(8,590)

Net cash used in investing activities	(367,155)	(36,411)	(118,025)	-	(521,591)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facilities	3,328,700	-	-	-	3,328,700
Repayments of revolving credit facilities	(3,573,500)	-	-	-	(3,573,500)
Principal payments of long-term debt	(171,180)	-	-	-	(171,180)
Costs incurred in connection with financing arrangements	(697)	-	-	-	(697)
Distributions to holders of noncontrolling interest in the form of preferred stock of subsidiary	-	-	(6,750)	-	(6,750)
Investment in and advances to affiliates	287,956	(198,172)	16,887	(106,671)	-

Net cash (used in) provided by financing activities	(128,721)	(198,172)	10,137	(106,671)	(423,427)

Net decrease in cash and cash equivalents	(11,660)	-	(114,635)	-	(126,295)
Cash and cash equivalents, beginning of period	11,722	-	168,843	-	180,565

Cash and cash equivalents, end of period	$62	$-	$54,208	$-	$54,270

PLAINS EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2012

(in thousands of dollars)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(82,319)	$(582,964)	$(2,274)	$594,254	$(73,303)
Items not affecting cash flows from operating activities
Depreciation, depletion, amortization, accretion and impairment	76,032	927,858	133	(822,573)	181,450
Equity in earnings of subsidiaries	80,069	-	-	(80,069)	-
Deferred income tax benefit	(2,586)	(349,002)	(1,258)	306,789	(46,057)
Loss on mark-to-market derivative contracts	109,050	-	-	-	109,050
Loss on investment measured at fair value	135,930	-	-	-	135,930
Non-cash compensation	14,738	3,494	-	-	18,232
Other non-cash items	1,039	382	-	-	1,421
Change in assets and liabilities from operating activities
Accounts receivable and other assets	(43,705)	54,072	(5,510)	-	4,857
Accounts payable and other liabilities	22,265	(20,857)	(6,746)	-	(5,338)
Income taxes receivable/payable	9,169	-	-	-	9,169

Net cash provided by (used in) operating activities	319,682	32,983	(15,655)	(1,599)	335,411

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(272,542)	(102,074)	(26,695)	-	(401,311)
Acquisition of oil and gas properties	(3,793)	-	(12,780)	-	(16,573)
Proceeds from sales of oil and gas properties, net of costs and expenses	42,656	-	-	-	42,656
Derivative settlements	9,321	-	-	-	9,321
Additions to other property and equipment	(1,896)	-	(1,008)	-	(2,904)

Net cash used in investing activities	(226,254)	(102,074)	(40,483)	-	(368,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facilities	2,515,500	-	-	-	2,515,500
Repayments of revolving credit facilities	(2,440,500)	-	-	-	(2,440,500)
Costs incurred in connection with financing arrangements	(125)	-	-	-	(125)
Purchase of treasury stock	(88,490)	-	-	-	(88,490)
Distributions to holders of noncontrolling interest in the form of preferred stock of subsidiary	-	-	(6,750)	-	(6,750)
Investment in and advances to affiliates	(72,251)	69,085	1,567	1,599	-

Net cash (used in) provided by financing activities	(85,866)	69,085	(5,183)	1,599	(20,365)

Net increase (decrease) in cash and cash equivalents	7,562	(6)	(61,321)	-	(53,765)
Cash and cash equivalents, beginning of period	3,189	6	415,903	-	419,098

Cash and cash equivalents, end of period	$10,751	$-	$354,582	$-	$365,333

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in connection with the information contained in the consolidated financial statements and notes thereto included elsewhere in this report and our Form 10-K for the year ended December 31, 2012.

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

We have also entered into a definitive agreement to participate in an exploration program offshore the Kingdom of Morocco, which is subject to customary closing conditions, including the receipt of Moroccan government approvals.

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

Our assets include 51.0 million shares of McMoRan common stock, approximately 31.3% of its common shares outstanding. We measure our equity investment at fair value. Unrealized gains and losses on the investment are reported in our income statement and could result in volatility in our earnings. See Item 3 – Quantitative and Qualitative Disclosures About Market Risk – Equity Price Risk.

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

Recent Developments

Proposed Merger with Freeport-McMoRan

On December 5, 2012, we entered into the Freeport-McMoRan Merger Agreement with Freeport-McMoRan and the Merger Sub, pursuant to which Freeport-McMoRan will acquire PXP for approximately $6.9 billion in cash and stock, based on the closing price of Freeport-McMoRan stock on December 4, 2012.

The Freeport-McMoRan Merger Agreement provides that PXP will merge with and into the Merger Sub, with the Merger Sub continuing as the surviving company and a wholly owned subsidiary of Freeport-McMoRan. Subject to the terms and conditions of the Freeport-McMoRan Merger Agreement, PXP stockholders have the right to receive 0.6531 shares of Freeport-McMoRan common stock and $25.00 in cash, equivalent to total consideration of $50.00 per PXP share, based on the closing price of Freeport-McMoRan stock on December 4, 2012. PXP stockholders may elect to receive cash or stock consideration, subject to proration in the event of oversubscription, with the value of the cash and stock per share consideration to be equalized at closing.

The Freeport-McMoRan Merger Agreement provides that each share of restricted stock and each stock-settled RSU that has been granted or contractually promised by PXP as of the date of the Freeport-McMoRan Merger Agreement and that is outstanding immediately prior to or upon the effective time of the merger, including each stock-settled RSU that will become issuable or creditable in connection with the consummation of the merger pursuant to any employment agreement, RSU agreement or other written agreement, will become fully vested and be converted into the right to receive, at the election of the holder, cash consideration or stock consideration, except for certain stock-settled RSUs held by PXP’s named executive vice presidents that will convert into stock consideration (with right to elect up to 25% as cash consideration), and certain stock-settled RSUs held by Mr. Flores that will automatically convert into stock consideration, in each case pursuant to the terms of the executive’s respective letter agreement among each named executive officer, Freeport-McMoRan and PXP. Each cash-settled RSU that has been granted or contractually promised by PXP as of the date of the Freeport-McMoRan Merger Agreement and that is outstanding immediately prior to or upon the effective time of the merger will become fully vested in accordance with the terms of the applicable award agreement and be converted into the right to receive cash consideration, payable at such time as the cash per-share consideration is payable generally to PXP stockholders who elect to receive cash consideration. SARs relating to shares of PXP common stock outstanding and unexercised that have been granted or contractually promised by PXP as of the date of the Freeport-McMoRan Merger Agreement and that are outstanding immediately prior to or upon the effective time of the merger will become fully vested and be converted into SARs relating to shares of Freeport-McMoRan common stock. All restricted stock, stock-settled RSUs, cash-settled RSUs and SARs granted or issued by PXP after the date of the Freeport-McMoRan Merger Agreement and prior to the merger will be converted into the same type of award covering shares of Freeport-McMoRan pursuant to the formula set forth in the Freeport-McMoRan Merger Agreement, with the same terms and conditions as prior to the completion of the merger.

The Freeport-McMoRan Merger Agreement provides that, upon termination of the Freeport-McMoRan Merger Agreement under certain circumstances, PXP may be required to reimburse Freeport-McMoRan for its expenses in an amount up to $69.0 million and/or pay Freeport-McMoRan a termination fee in an amount equal to $207.0 million less any expenses reimbursed by PXP.

Completion of the merger is subject to customary conditions, including approval by PXP stockholders and receipt of required regulatory approvals. PXP will hold a special meeting of its stockholders on May 20, 2013 to vote on the merger. The merger is expected to close in the second quarter of 2013.

On December 5, 2012, Freeport-McMoRan entered into the MMR Merger Agreement with McMoRan and the MMR Merger Sub, pursuant to the MMR Merger, with McMoRan continuing as the surviving company and a wholly owned subsidiary of Freeport-McMoRan. The per share consideration consists of $14.75 in cash and 1.15 units of a royalty trust, which will hold a 5% overriding royalty interest in future production from McMoRan’s existing ultra-deep exploration properties. In connection with the MMR Merger, on December 5, 2012, PXP and Freeport-McMoRan entered into the Support Agreement. The Support Agreement generally requires that PXP, in its capacity as a stockholder of 31.3% of McMoRan, vote all of its shares of McMoRan common stock in favor of the MMR Merger and against alternative transactions and generally prohibits us from transferring our shares of McMoRan common stock prior to the consummation of the MMR Merger. The Support Agreement will terminate upon the earlier of (i) the Expiration Date (defined as the earlier of (A) the consummation of the MMR Merger and (B) the termination of the MMR Merger Agreement) and (ii) any breach by Freeport-McMoRan of its obligation under the Freeport-McMoRan Merger Agreement not to change the merger consideration in the MMR Merger Agreement, amend the covenant relating to standstill waivers in the MMR Merger Agreement or otherwise materially amend any material provision of the MMR Merger Agreement, or terminate the MMR Merger Agreement, without PXP’s prior written consent. The MMR Merger is subject to the approval of the shareholders of McMoRan, including the approval of an amendment to McMoRan’s certificate of incorporation, receipt of regulatory approvals and customary closing conditions.

Offshore Morocco Exploration

In January 2013, we announced we entered into a definitive agreement to participate in an exploration program offshore the Kingdom of Morocco. Subject to customary closing conditions, including the receipt of Moroccan governmental approvals (expected in 2013), we will make a cash payment of $15.0 million to farm-in to Pura Vida Energy’s 75% working interest in the approximate 2.7 million acre Mazagan permit area in the Essaouira Basin offshore Morocco. We will earn a 52% working interest and act as operator in exchange for funding 100% of the costs of certain specified exploration activities that will include a commitment to fund and drill two wells, and if agreed, various additional exploration operations subject to a maximum of $215.0 million. The first exploration well is expected to be drilled in 2014.

Gulf of Mexico Lease Sale

In March 2013, we participated in the Gulf of Mexico Outer Continental Shelf Lease Sale 227 held by the Bureau of Ocean Energy Management and were the apparent high bidder on 11 deepwater blocks. The sum of our high bids was approximately $82.6 million.

Drillship Commitments

In April 2013, we executed two drilling contracts with an affiliate of Noble Corporation for the Noble Sam Croft and Noble Tom Madden, both of which are new-build drillships that will support our deepwater Gulf of Mexico drilling activity. The drilling contracts for the Noble Sam Croft and the Noble Tom Madden each provide for a firm three-year commitment, expected to begin in the fourth quarter of 2014 and first quarter of 2015, respectively, at rates of approximately $0.6 million per day. Such rates are subject to standard reimbursement and contractual escalation provisions. The drilling contracts each further require us to pay approximately $24.0 million for mobilization.

General

We follow the full cost method of accounting whereby all costs associated with property acquisition, exploration and development activities are capitalized. Our revenues are derived from the sale of oil, gas and natural gas liquids. We recognize revenues when our production is sold and title is transferred. Our revenues are highly dependent upon the prices of, and demand for, oil and gas. The markets for oil and gas have historically been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas and our levels of production are subject to wide fluctuations and depend on numerous factors beyond our control, including supply and demand, economic conditions, foreign imports, the actions of OPEC, political conditions in other oil-producing countries, and governmental regulation, legislation and policies. Under the SEC’s full cost accounting rules, we review the carrying value of our proved oil and gas properties each quarter. These rules generally require that we price our future oil and gas production at the twelve-month average first-day-of-the-month reference prices as adjusted for location and quality differentials to determine a ceiling value of our properties. These prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including derivative contracts that qualify and are designated for hedge accounting treatment. The derivative instruments we have in place are not classified as hedges for accounting purposes. The rules require an impairment if our capitalized costs exceed the allowed “ceiling”. At March 31, 2013, the ceiling with respect to our domestic oil and gas properties exceeded the net capitalized costs of those properties by approximately 21%.

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

Results Overview

For the three months ended March 31, 2013, we reported net income attributable to common stockholders of $22.6 million, or $0.17 per diluted share, compared to net loss attributable to common stockholders of $82.3 million, or $0.64 per diluted share, for the three months ended March 31, 2012. The increase primarily reflects higher oil revenues and a gain on our investment in McMoRan measured at fair value in 2013 compared to a loss in 2012, partially offset by increased DD&A. Significant transactions that affect comparisons between the periods include the Gulf of Mexico Acquisition in the fourth quarter of 2012.

Results of Operations

The following table reflects the components of our oil and gas production and sales prices and sets forth our operating revenues and costs and expenses on a BOE basis:

	Three Months Ended
	March 31,
	2013	2012
Sales Volumes
Oil and liquids sales (MBbls)	11,631	4,519
Gas (MMcf)
Production	22,504	21,294
Used as fuel	283	428
Sales	22,221	20,866
MBOE
Production	15,382	8,068
Sales	15,335	7,996
Daily Average Volumes
Oil and liquids sales (Bbls)	129,233	49,657
Gas (Mcf)
Production	250,044	234,001
Used as fuel	3,140	4,705
Sales	246,904	229,296
BOE
Production	170,907	88,657
Sales	170,384	87,873
Unit Economics (in dollars)
Average Index Prices
ICE Brent Price per Bbl	$112.60	$118.42
NYMEX Price per Bbl	94.36	103.03
NYMEX Price per Mcf	3.34	2.73
Average Realized Sales Price
Before Derivative Transactions
Oil (per Bbl)	$99.60	$103.45
Gas (per Mcf)	3.25	2.56
Per BOE	80.26	65.16
Costs and Expenses per BOE
Production costs
Lease operating expenses	$11.10	$10.38
Steam gas costs	0.95	1.39
Electricity	0.72	1.42
Production and ad valorem taxes	1.87	1.58
Gathering and transportation	1.47	2.03
DD&A (oil and gas properties)	33.81	21.64

The following table reflects cash (payments) receipts made with respect to derivative contracts during the periods presented (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Oil derivatives	$(22,741)	$(5,856)
Natural gas derivatives	9,225	15,177

	$(13,516)	$9,321

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

Oil and gas revenues.     Oil and gas revenues increased $709.8 million, to $1,230.8 million for 2013 from $521.0 million for 2012, primarily due to higher oil sales volumes and average realized gas prices partially offset by lower average realized oil prices.

Oil revenues increased $690.9 million, to $1,158.4 million for 2013 from $467.5 million for 2012, reflecting higher sales volumes ($708.3 million) partially offset by lower average realized prices ($17.4 million). Oil sales volumes increased 79.5 MBbls per day to 129.2 MBbls per day in 2013 from 49.7 MBbls per day in 2012, primarily reflecting increased production from our Gulf of Mexico Acquisition and our Eagle Ford Shale properties. Our average realized price for oil decreased $3.85 per Bbl to $99.60 per Bbl for 2013 from $103.45 per Bbl for 2012. The decrease was primarily attributable to a decrease in the oil price indices; as an example, ICE Brent averaged $112.60 per Bbl in 2013 versus $118.42 per Bbl in 2012.

Gas revenues increased $18.8 million, to $72.3 million in 2013 from $53.5 million in 2012, primarily reflecting higher average realized prices ($14.4 million) and sales volumes ($4.4 million). Our average realized price for gas was $3.25 per Mcf in 2013 compared to $2.56 per Mcf in 2012. The increase was primarily attributable to an increase in the NYMEX gas price, which averaged $3.34 per Mcf in 2013 versus $2.73 per Mcf in 2012. Gas sales volumes increased 17.6 MMcf per day to 246.9 MMcf per day in 2013 from 229.3 MMcf per day in 2012, primarily reflecting increased production from our Gulf of Mexico Acquisition and our Eagle Ford Shale properties, partially offset by decreased production from our Haynesville Shale properties.

We have been notified that the Pascagoula Gas Processing Plant, located in Pascagoula, Mississippi, operated by BP America Corporation and responsible for processing production from wells in the eastern corridor of the deepwater Gulf of Mexico, will shut down for approximately 36 days starting on or about May 3, 2013 during which time required maintenance will be performed. This activity will disrupt processing system-wide from several operators, including us. The Horn Mountain platform and Marlin Hub, both operated by us, will be impacted by the work at the gas processing plant. We hold a 100% working interest in the Horn Mountain and Marlin Fields. Oil and gas production could be shut-in while the gas processing plant undergoes its required maintenance. Our net average daily sales volumes from these fields were 44.0 MBOE per day in the first quarter of 2013.

Lease operating expenses.     Lease operating expenses increased $87.2 million, to $170.2 million in 2013 from $83.0 million in 2012, reflecting increased production from our Gulf of Mexico Acquisition and our Eagle Ford Shale properties.

Steam gas costs.     Steam gas costs increased $3.5 million, to $14.6 million in 2013 from $11.1 million in 2012, primarily reflecting higher cost of gas and volumes used in steam generation. In 2013, we burned approximately 4.2 Bcf of natural gas at a cost of approximately $3.48 per MMBtu compared to 4.0 Bcf at a cost of approximately $2.77 per MMBtu in 2012.

Production and ad valorem taxes.     Production and ad valorem taxes increased $16.0 million, to $28.6 million in 2013 from $12.6 million in 2012, primarily reflecting increased production taxes due to increased production from our Eagle Ford Shale properties.

Gathering and transportation expenses.     Gathering and transportation expenses increased $6.3 million, to $22.6 million in 2013 from $16.3 million in 2012, primarily reflecting increased production from our Gulf of Mexico Acquisition.

General and administrative expense.     G&A expense increased $7.6 million, to $46.0 million in 2013 from $38.4 million in 2012, primarily due to increased headcount and related personnel costs and costs associated with the proposed merger with Freeport-McMoRan.

Depreciation, depletion and amortization.     DD&A expense increased $352.8 million, to $530.5 million in 2013 from $177.7 million in 2012. The increase is attributable to our oil and gas depletion, primarily due to increased production ($247.3 million) and a higher per unit rate ($98.2 million). Our oil and gas unit of production rate was $33.81 per BOE in 2013 compared to $21.64 per BOE in 2012.

Interest expense.     Interest expense increased $95.7 million, to $141.0 million in 2013 from $45.3 million in 2012, primarily due to greater average debt outstanding and a decrease in interest capitalized, partially offset by lower average interest rates. Interest expense is net of interest capitalized on oil and natural gas properties not subject to amortization but in the process of development. We capitalized $7.0 million and $17.1 million of interest in 2013 and 2012, respectively. The decreased capitalized interest is primarily attributable to reduced exploration activity associated with certain unevaluated oil and gas properties in 2013.

Debt extinguishment costs. We recognized $18.1 million of debt extinguishment costs in connection with the redemption of the remaining aggregate principal amount of our 10% Senior Notes in the three months ended March 31, 2013.

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

We recognized a $202.0 million loss related to mark-to-market derivative contracts in the three months ended March 31, 2013, which was primarily associated with decreases in the fair value of our crude oil and natural gas derivative contracts due to increases in forward prices and decreases in volatilities. In the three months ended March 31, 2012, we recognized a $109.1 million loss related to mark-to-market derivative contracts.

Gain (loss) on investment measured at fair value.     At March 31, 2013, we owned 51.0 million shares of McMoRan common stock. We are deemed to exercise significant influence over the operating and investing policies of McMoRan but do not have control. We have elected to measure our equity investment in McMoRan at fair value, and the change in fair value of our investment is recognized as a gain or loss on investment measured at fair value in our income statement.

We recognized a $15.5 million gain in the three months ended March 31, 2013 related to our McMoRan investment, which was primarily associated with an increase in McMoRan’s stock price. In the three months ended March 31, 2012, we recognized a $135.9 million loss related to our McMoRan investment.

Income taxes.     For the three months ended March 31, 2013, our income tax expense was approximately 39% of pre-tax income. For the three months ended March 31, 2012, our income tax benefit was approximately 39% of pre-tax loss. The variance between these effective tax rates and the 35% federal statutory rate primarily results from the tax effects of estimated annual permanent differences, including (i) expenses that are not deductible because of IRS limitations and (ii) state income taxes. In addition, specific items affecting our income tax benefit for the first quarter of 2012 included changes to our balance of unrecognized tax benefits.

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

Our primary sources of liquidity are cash generated from our operations, our revolving line of credit and periodic public offerings of debt and equity. At March 31, 2013, we had approximately $1.5 billion available for future secured borrowings under our revolving line of credit. At March 31, 2013, Plains Offshore had $300 million available for future secured borrowings under its senior credit facility.

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

The commitments of each lender to make loans to us are several and not joint under our revolving line of credit. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the revolving line of credit. At March 31, 2013, the commitments under our revolving line of credit are from a diverse syndicate of 24 lenders and no single lender’s commitment represented more than 7% of the total commitments.

Our cash flows depend on many factors, including the price of oil and gas, the success of our acquisition and drilling activities and the operational performance of our producing properties. We use various derivative instruments to manage our exposure to commodity price risk. This practice may prevent us from receiving the full advantage of increases in oil and gas prices above the maximum fixed amount specified in the derivative contracts and subjects us to the credit risk of the counterparties to such contracts. The level of derivative activity depends on our view of market conditions, available derivative prices and our operating strategy. We plan to enter into derivative instruments for up to 90% of our crude oil production through 2015 to lock in cash flows and to provide downside commodity price protection through the use of swap contracts, three-way collars and put option spread contracts. See Item 3 – Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk.

Production from our Gulf of Mexico Acquisition, continued growth from our onshore oil assets and volumes from the Lucius oil field in the deepwater Gulf of Mexico forecasted to come online in 2014 are expected to generate cash flow in excess of our capital expenditures and such excess cash flow may be applied to reduce debt over the next several years.

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

Working Capital

At March 31, 2013, we had working capital of approximately $690.7 million, primarily due to the current asset classification of our investment in the McMoRan common shares. Our working capital fluctuates for various reasons, including the fair value of our investment, commodity derivative instruments, deferred taxes and stock-based compensation.

Financing Activities

Amended Credit Facility.    In November 2012, we entered into the Amended Credit Agreement, which amended and restated our senior revolving credit facility. The Amended Credit Agreement provided for (i) a five-year revolving line of credit, a five-year term loan and a seven-year term loan and (ii) an initial borrowing base of $5.175 billion, which will be redetermined on an annual basis, with us and the lenders of the revolving line of credit each having the right to one annual interim unscheduled redetermination, and adjusted based on our oil and gas properties, reserves, other indebtedness (including the outstanding commitments under the credit agreement dated November 18, 2011 among Plains Offshore, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto from time to time) and other factors. Our next redetermination will occur on or before September 5, 2013.

Revolving Line of Credit.    The aggregate commitments of the lenders under the revolving line of credit are $3.0 billion and can be increased to $3.6 billion if certain conditions are met. We are required, among other things, to make a mandatory prepayment if the combined total borrowings under our Amended Credit Facility and the Plains Offshore senior credit facility exceed the borrowing base. Additionally, our revolving line of credit contains a $750 million sub limit on letters of credit and a $100 million sub limit for swingline loans and matures on November 30, 2017. At March 31, 2013, we had $2.9 million in letters of credit outstanding under our revolving line of credit. The daily average outstanding balance of our revolving line of credit for the three months ended March 31, 2013 was $1.4 billion.

Amounts borrowed under our revolving line of credit bear an interest rate, at our election, equal to either: (i) the Eurodollar rate, which is based on LIBOR, plus an additional variable amount ranging from 1.50% to 2.50%; (ii) a variable amount ranging from 0.50% to 1.50% plus the ABR, which is the greater of (1) the prime rate, as determined by JPMorgan Chase Bank, N.A., (2) the federal funds rate, plus 0.50%, and (3) the adjusted one-month LIBOR plus 1%; or (iii) the overnight federal funds rate plus an additional variable amount ranging from 1.50% to 2.50% for swingline loans. The Eurodollar rate and the ABR will be increased 0.25% while any term loans are outstanding. The additional variable amount of interest payable is based on the utilization rate as a percentage of the total amount of funds borrowed under our Amended Credit Facility and the Plains Offshore senior credit facility to the borrowing base. Letter of credit fees under our revolving line of credit are based on the utilization rate and range from 1.50% to 2.50% and will be increased by 0.25% while any term loans are outstanding. Commitment fees range from 0.375% to 0.50% of amounts available for borrowing.

Five-Year Term Loan and Seven-Year Term Loan.    The Amended Credit Agreement provided for the $750.0 million five-year term loan due 2017 and the $1.25 billion seven-year term loan due 2019. The term loans bear an interest rate, at our election, equal to either: (i) the Eurodollar rate, which is based on LIBOR, plus 3.00% or (ii) 2.00% plus the ABR, which is the greater of (1) the prime rate, as determined by JPMorgan Chase Bank, N.A., (2) the federal funds rate, plus 0.50%, and (3) the adjusted one-month LIBOR plus 1.00%. In no event can LIBOR for the seven-year term loan be less than 1.00% per year. The five-year term loan is payable in four annual installments each equal to 10% of the original principal balance due and payable on the last business day of December beginning on December 31, 2013 and the remaining balance due on its five-year maturity on November 30, 2017. The seven-year term loan is payable in six annual installments each equal to 7.143% of the original principal balance due and payable on the last business day of December beginning on December 31, 2013 and the remaining balance due on its seven-year maturity on November 30, 2019. The current portion of the five-year term loan and seven-year term loan is $75.0 million and $89.3 million, respectively, at March 31, 2013.

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

Plains Offshore Senior Credit Facility.    The aggregate commitments of the lenders under the Plains Offshore senior credit facility are $300 million. The Plains Offshore senior credit facility contains a $50 million limit on letters of credit and matures on November 18, 2016. At March 31, 2013, Plains Offshore had no borrowings or letters of credit outstanding under its senior credit facility. We anticipate that Plains Offshore will begin to borrow under its senior credit facility during the second quarter of 2013.

Amounts borrowed under the Plains Offshore senior credit facility bear an interest rate, at Plains Offshore’s election, equal to either: (i) the Eurodollar rate, which is based on LIBOR, plus an additional variable amount ranging from 1.50% to 2.50%; or (ii) a variable amount ranging from 0.50% to 1.50% plus the greater of (1) the prime rate, as determined by JPMorgan Chase Bank, N.A., (2) the federal funds rate, plus 0.50%, and (3) the adjusted LIBOR plus 1.00%. The additional variable amount of interest payable is based on the utilization rate as a percentage of the total amount of funds borrowed under both our revolving line of credit and the Plains Offshore senior credit facility and the borrowing base under our Amended Credit Facility. Letter of credit fees under the Plains Offshore senior credit facility are based on the utilization rate and range from 1.50% to 2.50%. Commitment fees range from 0.375% to 0.50% of amounts available for borrowing.

The borrowings under the Plains Offshore senior credit facility are guaranteed on a senior basis by PXP and certain of our subsidiaries, and are secured on a pari passu basis by liens on the same collateral that secures PXP’s Amended Credit Facility. The Plains Offshore senior credit facility contains certain affirmative and negative covenants, including limiting Plains Offshore’s ability, among other things, to create liens, incur other indebtedness, make dividends (excluding dividends on preferred stock) or other distributions, make investments, change the nature of Plains Offshore’s business and merge or consolidate, sell assets, enter into certain types of swap agreements and enter into certain transactions with affiliates, as well as other customary events of default, including a cross-default to PXP’s Amended Credit Facility. If an event of default (as defined in our Amended Credit Facility) has occurred and is continuing under our Amended Credit Facility that has not been cured or waived by the lenders thereunder, then the Plains Offshore lenders could accelerate and demand repayment of the Plains Offshore senior credit facility.

Short-term Credit Facility.    We have a short-term facility under which we may make borrowings from time to time, until June 1, 2013, not to exceed at any time the maximum principal amount of $75.0 million. No advance under the short-term facility may have a term exceeding 14 days and all amounts outstanding are due and payable no later than June 1, 2013. Each advance under the short-term facility shall bear interest at a rate per annum mutually agreed on by the bank and us.

We borrow under our short-term facility to fund our working capital needs. The funding requirements are typically generated due to the timing differences between payments and receipts associated with our oil and gas production. We generally pay off the short-term facility with receipts from the sales of our oil and gas production or borrowings under our revolving line of credit. At March 31, 2013, we had $0.2 million outstanding under the short-term facility which we have included in long-term borrowings as we intend and have the ability to pay this balance with borrowings under the revolving line of credit. The daily average outstanding balance for the three months ended March 31, 2013 was $44.5 million.

Redemption of 10% Senior Notes.    During the first quarter of 2013, we redeemed the remaining $184.9 million aggregate principal amount of our 10% Senior Notes at 105% of the principal amount. We made payments totaling $194.1 million to retire the 10% Senior Notes. During the three months ended March 31, 2013, we recognized $18.1 million of debt extinguishment costs, including $8.8 million of unamortized original issue discount and debt issue costs in connection with the retirement of these Senior Notes.

Redemption of 7 5/8% Senior Notes due 2018.    On May 1, 2013, our Board of Directors approved the call for redemption of the $400 million aggregate principal amount of our outstanding 7 5/8% Senior Notes due 2018 at 103.813% of the principal amount. We expect to make payments totaling $415.3 million to retire the 7 5/8% Senior Notes due 2018 in June 2013. We expect to recognize approximately $18.1 million of debt extinguishment costs, including $2.8 million of unamortized debt issue costs upon retirement of these Senior Notes.

Cash Flows

	Three Months Ended March 31,
	2013	2012
	(in millions)
Cash provided by (used in):
Operating activities	$818.7	$335.4
Investing activities	(521.6)	(368.8)
Financing activities	(423.4)	(20.4)

Net cash provided by operating activities was $818.7 million for the first quarter of 2013 compared to $335.4 million for the first quarter of 2012. The increase primarily reflects higher oil sales volumes from our Gulf of Mexico Acquisition and Eagle Ford Shale properties.

Net cash used in investing activities of $521.6 million in 2013 primarily reflects additions to oil and gas properties of approximately $467.7 million. Net cash used in investing activities of $368.8 million in 2012 primarily reflects additions to oil and gas properties of approximately $401.3 million, partially offset by the proceeds from the sale of our Panhandle properties of approximately $43.4 million.

Net cash used in financing activities of $423.4 million in 2013 primarily reflects the $244.8 million net decrease in borrowings under our revolving line of credit and the $171.2 million redemption of our 10% Senior Notes. Net cash used in financing activities of $20.4 million in 2012 primarily reflects $88.5 million of treasury stock repurchases, partially offset by the $75.0 million net increase in borrowings under our revolving line of credit.

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of shares of our common stock. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. We currently have $1.0 billion in authorized repurchases remaining under the program.

Critical Accounting Policies and Estimates

Management makes many estimates and assumptions in the application of generally accepted accounting principles that may have a material impact on our consolidated financial statements and related disclosures and on the comparability of such information over different reporting periods. All such estimates and assumptions affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Estimates and assumptions are based on information available prior to the issuance of the financial statements. Changes in facts and circumstances or discovery of new information may result in revised estimates and actual results may differ from these estimates. Critical accounting policies related to oil and gas reserves, impairments of oil and gas properties, oil and natural gas properties not subject to amortization, DD&A, commodity pricing and risk management activities, investment, stock-based compensation, business combinations, goodwill and income taxes are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking information regarding Plains Exploration & Production Company that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “will”, “would”, “should”, “plans”, “likely”, “expects”, “anticipates”, “intends”, “believes”, “estimates”, “thinks”, “may”, and similar expressions, are forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, there are risks, uncertainties and other factors that could cause actual results to be materially different from those in the forward-looking statements. These factors include, among other things:

•	a condition to the closing of our merger with a subsidiary of Freeport-McMoRan may not be satisfied;

•	a regulatory approval required for the merger may not be obtained or may be obtained subject to conditions that are not anticipated;

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

•	the success of our derivative activities;

•	the success of our risk management activities;

•	the effects of competition;

•	the availability (or lack thereof) of acquisition, disposition or combination opportunities;

•	the availability (or lack thereof) of capital to fund our business strategy and/or operations;

•	the impact of current and future laws and governmental regulations, including those related to climate change and hydraulic fracturing;

•	the effects of future laws and governmental regulations that result from the Macondo accident and oil spill in the U.S. Gulf of Mexico;

•	the value of the common stock of McMoRan and our ability to dispose of those shares if the merger between Freeport-McMoRan and McMoRan doesn’t occur;

•	liabilities that are not covered by an effective indemnity or insurance;

•	the ability and willingness of our current or potential counterparties to fulfill their obligations to us or to enter into transactions with us in the future; and

•	general economic, market, industry or business conditions.

All forward-looking statements in this report are made as of the date hereof, and you should not place undue reliance on these statements without also considering the risks and uncertainties associated with these statements and our business that are discussed in this report and our other filings with the SEC. Moreover, although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. We do not intend to update these forward-looking statements and information except as required by law. See our filings with the SEC, including Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The fair value amounts of our put and collar derivative instruments are estimated using an option-pricing model, which uses various inputs including ICE price quotations, volatilities, interest rates and contract terms. The fair value of our swap derivative instruments are estimated using a pricing model which has various inputs including NYMEX and ICE price quotations, interest rates and contract terms. We adjust the valuations from the model for credit quality, using the counterparties’ credit quality for asset balances and our credit quality for liability balances. For asset balances, we use the credit default swap value for counterparties when available or the spread between the risk-free interest rate and the yield on the counterparties’ publicly traded debt for similar maturities. We consider the impact of netting agreements on counterparty credit risk, including whether the position with the counterparty is a net asset or net liability. Our Level 3 commodity derivative contracts represent 93% of the total commodity derivative contracts assets and liabilities’ fair value.

The significant unobservable inputs used in the fair value measurement of our commodity derivative contracts are implied volatilities. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. During the three months ended March 31, 2013, the inputs used to value our 2013 crude oil puts, certain of our 2014 crude oil puts and our 2015 crude oil puts were significantly unobservable and those contracts totaling $428.4 million were transferred from Level 2 to Level 3.

See Note 5 – Commodity Derivative Contracts and Note 7 – Fair Value Measurements of Assets and Liabilities in the accompanying financial statements for a discussion of our derivative activities and fair value measurements.

As of May 1, 2013, we had the following outstanding commodity derivative contracts, all of which settle monthly:

Period	Instrument Type	Daily Volumes	Average Price (1)	Average Deferred Premium	Index
Sales of Crude Oil Production
2013
May - Dec	Swap contracts (2)	40,000 Bbls	$109.23	-	Brent
May - Dec	Put options (3)	13,000 Bbls	$100.00 Floor with an $80.00 Limit	$6.800 per Bbl	Brent
May - Dec	Three-way collars (4)	25,000 Bbls	$100.00 Floor with an $80.00 Limit	-	Brent
$124.29 Ceiling
May - Dec	Three-way collars (4)	5,000 Bbls	$90.00 Floor with a $70.00 Limit	-	Brent
$126.08 Ceiling
May - Dec	Put options (3)	17,000 Bbls	$90.00 Floor with a $70.00 Limit	$6.253 per Bbl	Brent
2014
Jan - Dec	Put options (3)	5,000 Bbls	$100.00 Floor with an $80.00 Limit	$7.110 per Bbl	Brent
Jan - Dec	Put options (3)	30,000 Bbls	$95.00 Floor with a $75.00 Limit	$6.091 per Bbl	Brent
Jan - Dec	Put options (3)	75,000 Bbls	$90.00 Floor with a $70.00 Limit	$5.739 per Bbl	Brent
2015
Jan - Dec	Put options (3)	84,000 Bbls	$90.00 Floor with a $70.00 Limit	$6.889 per Bbl	Brent

Sales of Natural Gas Production
2013
May - Dec	Swap contracts (2)	110,000 MMBtu	$4.27	-	Henry Hub
2014
Jan - Dec	Swap contracts (2)	100,000 MMBtu	$4.09	-	Henry Hub

(1)	The average strike prices do not reflect any premiums to purchase the put options.
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

The fair value of outstanding crude oil and natural gas commodity derivative instruments at March 31, 2013 and the change in fair value that would be expected from a 10% price increase or decrease is shown below (in millions):

		Effect of 10%
	Fair Value	Price	Price
	Asset	Increase	Decrease
Crude oil puts	$301	$(125)	$196
Crude oil collars	9	(25)	29
Crude oil swaps	14	(119)	118
Natural gas swaps	(1)	(26)	27

	$323	$(295)	$370

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

Equity Price Risk

We are exposed to market risk because we own an equity investment in McMoRan common stock. See Note 6 – Investment and Note 7 – Fair Value Measurements of Assets and Liabilities in the accompanying financial statements for a discussion of our equity investment. At March 31, 2013, the investment, comprised of 51.0 million shares of McMoRan common stock, was valued at approximately $833.8 million. A 10% change in the underlying equity market price per share would result in a $83.4 million increase or decrease in the fair value of our investment, recognized in the income statement.

In connection with the MMR Merger, on December 5, 2012, we entered into the Support Agreement with Freeport-McMoRan, pursuant to which we, in our capacity as a stockholder of McMoRan, are generally prohibited from transferring our shares of McMoRan common stock prior to the consummation of the merger. On March 31, 2013, we determined the fair value of our investment using McMoRan’s closing stock price of $16.35, which we believe is consistent with the exit price notion and is representative of what a market participant would pay for McMoRan’s common stock in an arm’s length transaction. Additionally, we utilized a time value of money analysis to determine an implied discount rate. The implied discount is determined by utilizing a risk-free interest rate based on the U.S. Treasury Strip rate with a maturity date corresponding to the expected close of the merger. Failure to complete the merger could result in changes to the method we use to determine fair value of our investment, which may result in the use of other significant unobservable inputs.

As of March 31, 2013, our investment in McMoRan has been classified as Level 3 since the fair value is determined by utilizing significant inputs that are unobservable.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of March 31, 2013 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Except for the potential changes noted in the following paragraph related to PXP Offshore LLC, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On November 30, 2012, PXP Offshore LLC was formed in connection with the Gulf of Mexico Acquisition. Management continues to integrate PXP Offshore LLC’s internal control over financial reporting with PXP’s internal control over financial reporting. This integration may lead to changes in these controls in future fiscal periods, but management does not yet know whether these changes will materially affect our internal control over financial reporting. Management expects the integration process to be completed during 2013.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

On December 5, 2012, PXP entered into the Freeport-McMoRan Merger Agreement with Freeport-McMoRan and the Merger Sub, pursuant to which Freeport-McMoRan will acquire PXP. On December 5, 2012, Freeport-McMoRan agreed to acquire McMoRan. Between December 11, 2012 and December 20, 2012, three putative class actions challenging the merger were filed on behalf of PXP stockholders in the Court of Chancery of the State of Delaware: Rice v. Plains Exploration & Production Co. et al., No. 8090-VCN, filed on December 11, 2012; MARTA/ATU Local 732 Employees Retirement Plan v. Plains Exploration & Production Co. et al., No. 8135-VCN, filed on December 20, 2012; and Louisiana Municipal Police Employees’ Retirement System v. Arnold et al., No. 8141-VCN, also filed on December 20, 2012. The actions name as defendants PXP, the directors of PXP, Freeport-McMoRan, and a Freeport-McMoRan subsidiary. The actions allege that PXP’s directors breached their fiduciary duties because they, among other things, pursued their own interests at the expense of stockholders, failed to maximize stockholder value with respect to the merger and failed to disclose material facts regarding the merger, and that Freeport-McMoRan and a Freeport-McMoRan subsidiary aided and abetted the breach of fiduciary duties by PXP’s directors. The actions seek as relief an injunction barring or rescinding the merger, damages, and attorneys’ fees and costs. On January 7, 2013, the MARTA/ATU Local 732 Employees Retirement Plan action was voluntarily dismissed by the plaintiff. On January 15, 2013, the Court of Chancery of the State of Delaware entered an order consolidating the two remaining actions under the caption In re Plains Exploration & Production Company Stockholder Litigation, No. 8090-VCN, and appointing co-lead counsel for the plaintiffs.

In addition, fourteen derivative actions challenging both the merger and/or the MMR Merger have been filed on behalf of Freeport-McMoRan by purported Freeport-McMoRan stockholders. Eleven of these actions were filed in the Court of Chancery of the State of Delaware: Jacksonville Police & Fire Pension Fund v. Moffett et al., No. 8110-VCN, filed on December 14, 2012; Sklar v. Moffett et al., No. 8126-VCN, filed on December 19, 2012; Gaines v. Adkerson et al., No. 8139-VCN, filed on December 20, 2012; Rosenzweig v. Adkerson et al., No. 8140-VCN, filed on December 20, 2012; Lang v. Moffett et al., No. 8142-VCN, filed on December 21, 2012; Dauphin County Employee Retirement Fund v. Moffett et al., No. 8145-VCN, filed on December 21, 2012; Anthony Newman v. James R. Moffett, et al., No. 8156-VCN, filed on December 28, 2012; State-Boston Retirement System v. Moffett, et al., C.A. No. 8206-VCN, filed on January 11, 2013; Inter-Local Pension Fund of the Graphic Communications Conference of the International Brotherhood of Teamsters v. Moffett, et al., C.A. No. 8207-VCN, filed on January 11, 2013; and United Wire Metal and Machine Pension Fund v. Moffett, et al., C.A. No. 8208-VCN, filed on January 11, 2013; and Stephen Blau MD Money Purchase Pension Plan Trust v. Moffett et al., No. 8384-VCN, filed on March 5, 2013. Three were filed in the Superior Court of the State of Arizona, County of Maricopa: Liberatore v. Moffett et al., No. CV2012-018351, filed on December 14, 2012; Teich et al. v. Moffett et al., No. CV2012-018403, filed on December 17, 2012; and Jeffery Harris v. Richard C. Adkerson, et al., CV2013-004163, filed on January 16, 2013. The actions name some or all of the following as defendants: the directors and certain officers of Freeport-McMoran, two Freeport-McMoRan subsidiaries, PXP and certain of its directors and McMoRan and certain of its directors. The actions allege that the Freeport-McMoran directors breached their fiduciary duties because they, among other things, pursued their own interests at the expense of Freeport-McMoran stockholders in approving the merger and the MMR Merger, and further allege that some or all of the other defendants aided and abetted such breaches of fiduciary duties. On January 25, 2013, the Court of Chancery of the State of Delaware entered an order consolidating ten of the eleven actions pending in that court under the caption In re Freeport-McMoRan Copper & Gold Inc. Derivative Litigation, No. 8145-VCN, and appointing co-lead counsel for the plaintiffs. The Arizona Superior Court consolidated the Arizona actions into In re Freeport-McMoRan Copper & Gold Inc. Derivative Litigation, No. CV2012-018351. The parties to the consolidated Delaware action have stipulated to allow the Arizona plaintiffs to intervene in the consolidated Delaware action, and the court granted that stipulation on March 18, 2013. The Arizona plaintiffs have agreed to seek a permanent stay of the Arizona actions. The actions seek as relief, among other things, an injunction barring or rescinding both the merger and the MMR Merger and requiring submission of the proposed merger and MMR Merger to a vote of Freeport-McMoRan stockholders, damages and attorneys’ fees and costs. The plaintiffs in the consolidated Delaware action informed the Court on March 21, 2013 that they will not seek a preliminary injunction barring either the merger or the MMR Merger.

In addition, ten putative class actions challenging the MMR Merger have been filed on behalf of McMoRan stockholders. Nine of these actions were filed in the Court of Chancery of the State of Delaware: Krieger v. McMoRan Exploration Co. et al., No. 8091-VCN, filed December 11, 2012; Steven Kosoff IRA v. McMoRan Exploration Co. et al., No. 8100-VCN, filed December 12, 2012; Barasch v. McMoRan Exploration Co. et al., No. 8106-VCN, filed December 13, 2012; Berstein v. Moffett et al., No. 8107-VCN, filed December 13, 2012; Curalov v. McMoRan Exploration Co. et al., No. 8115-VCN, filed December 17, 2012; Purnell et al. v. Adkerson et al., No. 8117-VCN, filed December 17, 2012; Yagoobian v. McMoRan Exploration Co. et al., No. 8128-VCN, filed December 19, 2012; Davis v. McMoRan Exploration Co. et al., No. 8132-VCN, filed December 20, 2012; and Seidlitz v. Adkerson et al., No. 8151-VCN, filed December 26, 2012. One was filed in the Civil District Court for the Parish of Orleans of the State of Louisiana: Langley v. Moffett et al., No. 2012-11904, filed December 19, 2012. Each of the actions names the McMoRan directors as defendants, as well as some or all of the following: Freeport-McMoRan, subsidiaries of Freeport-McMoRan, and PXP. The actions allege that McMoRan’s directors breached their fiduciary duties because they, among other things, pursued their own interests at the expense of the stockholders, failed to maximize stockholder value with respect to the MMR Merger and failed to disclose material facts with regard to the MMR Merger, and further allege that some or all of the other defendants aided and abetted such breaches of fiduciary duties. One of the lawsuits also asserts breach of contract claims against Freeport-McMoRan and PXP derivatively on behalf of McMoRan. The actions seek, among other things, injunctive relief barring or rescinding the MMR Merger, damages, and attorneys’ fees and costs. On January 9, 2013, the Krieger action was voluntarily dismissed by the plaintiff. On January 25, 2013, the Court of Chancery of the State of Delaware entered an order consolidating the remaining eight actions pending in that court under the caption In re McMoRan Exploration Co. Stockholder Litigation, No. 8132-VCN, and appointing co-lead counsel for the plaintiffs. On March 28, 2013, Defendants moved to stay the Louisiana action.

On May 1, 2013, the Court of Chancery of the State of Delaware heard oral arguments on the injunctive relief requested by the plaintiffs in the consolidated PXP action described above, but no decision was entered by the court at such hearing. The hearing in the MMR Merger consolidated action was postponed per agreement of the parties.

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

Items 1A, 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINS EXPLORATION & PRODUCTION COMPANY
Date: May 6, 2013	By:	/s/ Winston M. Talbert
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